Form 10-Q
period 2020-03-31
Osprey Technology Acquisition Corp.
filed 2020-05-14
CIK 1753539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39113

OSPREY TECHNOLOGY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-1833760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, Suite 1111

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

As of May 14, 2020, 39,531,250 shares of common stock, par value $0.0001 per share were issued and outstanding.

Table of Contents

OSPREY TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$856,980	$1,083,611
Prepaid expenses	233,457	202,472

Total Current Assets	1,090,437	1,286,083

Deferred tax asset	—	1,361
Marketable securities held in Trust Account	318,429,238	316,958,514

TOTAL ASSETS	$319,519,675	$318,245,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$129,020	$181,732
Income taxes payable	292,679	94,636

Total Current Liabilities	421,699	276,368

Deferred tax liability	79,432	—
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	11,569,881	11,345,118

Commitments (Note 6)

Common stock subject to possible redemption, 30,120,192 and 30,142,702 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	302,949,785	301,900,836

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,504,808 and 1,482,298 shares issued and outstanding (excluding 30,120,192 and 30,142,702 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	150	148
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	3,601,398	4,650,349
Retained earnings	1,397,670	348,716

Total Stockholders’ Equity	5,000,009	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,519,675	$318,245,958

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Operating costs	$258,326	$801

Loss from operations	(258,326)	(801)

Other income:
Interest income	1,207,866	—
Unrealized gain on marketable securities held in Trust Account	378,250	—

Other income	1,586,116	—

Income (loss) before provision for income taxes	1,327,790	(801)
Provision for income taxes	(278,836)	—

Net income (loss)	$1,048,954	$(801)

Weighted average shares outstanding, basic and diluted (1)	9,388,548	8,250,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)

(1)

Excludes an aggregate of up to 30,120,192 shares subject to possible redemption at March 31, 2020 and 1,237,500 shares at March 31, 2019 subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

(2)	Net loss per common share – basic and diluted excludes income attributable to common stock subject to possible redemption of $1,197,433 for the three months ended March 31, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	1,482,298	$148	7,906,250	$791	$4,650,349	$348,716	$5,000,004

Change in value of common stock subject to possible redemption	22,510	2	—	—	(1,048,951)	—	(1,048,949)

Net income			—	—	—	1,048,954	1,048,954

Balance—March 31, 2020	1,504,808	$150	7,906,250	$791	$3,601,398	$1,397,670	$5,000,009

THREE MONTHS ENDED MARCH 31, 2019

	Class B Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—January 1, 2019	9,487,500	$949	$24,051	$(2,177))	$22,823

Net loss	—	—	—	(801)	(801)

Balance—March 31, 2019	9,487,500	$949	$24,051	$(2,978)	$22,022

(1)	Included an aggregate of 1,237,500 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$1,048,954	$(801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,207,866)	—
Unrealized loss on marketable securities held in Trust Account	(378,250)	—
Deferred tax provision	80,793
Changes in operating assets and liabilities:
Prepaid expenses	(30,985)	—
Accounts payable and accrued expenses	(52,712)	—
Income taxes payable	198,043	—

Net cash used in operating activities	(342,023)	(801)

Cash Flows from Investing Activities:
Interest withdrawn for tax payments	115,392	—

Net cash provided by investing activities	115,392	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(10,300)

Net cash used in financing activities	—	(10,300)

Net Change in Cash	(226,631)	(11,101)
Cash – Beginning	1,083,611	42,061

Cash – Ending	$856,980	$30,960

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,048,949	$—

Deferred offering costs included in accrued offering costs	$—	$12,962

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Osprey Technology Acquisition Corp. (the “Company”) was incorporated in Delaware as a blank check company under the name “Osprey Acquisition Corp. II” on June 15, 2018. The Company changed its name to “Osprey Energy Acquisition Corp. II” on September 27, 2018 and then to “Osprey Technology Acquisition Corp.” on June 17, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 6, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing adjusted net loss by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding at March 31, 2019 included an aggregate of 1,237,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 24,137,500 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earning of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$1,048,954	$(801)
Less: Income attributable to common stock subject to possible redemption	(1,197,433)	—

Adjusted net loss	$(148,479)	$(801)

Weighted average shares outstanding, basic and diluted	9,388,548	8,250,000

Basic and diluted net loss per share	$(0.02)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 4—PRIVATE PLACEMENT

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

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Sponsor purchased 125,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In September 2018, the Company effectuated a 69-for-1 forward stock split of its Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As adjusted for the 1.1 for 1 stock dividend in October 2019 (see below), such amounts totaled 9,487,500 Founder Shares outstanding, of which 1,237,500 shares were subject to forfeiture. In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 Founder Shares (as adjusted for the 1.1 for 1 stock dividend in October 2019), resulting in an aggregate of 7,187,500 Founder Shares outstanding, of which an aggregate of up to 937,500 shares were subject to forfeiture. In October 2019, the Company effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 7,906,250 Founder Shares outstanding, of which an aggregate of up to 1,031,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. In connection with the underwriters’ exercise of the over-allotment option in full, 1,031,250 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2020, the Company incurred and paid $30,000 in fees for these services.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,504,808 and 1,482,298 shares of Class A common stock issued or outstanding, excluding 30,120,192 and 30,142,702 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 7,906,250 and 7,906,250 shares of Class B common stock issued and outstanding, respectively.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 8—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$318,429,238	$316,958,514

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency that continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its ability to successfully complete a Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2018 (inception) through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $1,048,954, which consists of interest income on marketable securities held in the Trust Account of $1,207,866 and an unrealized gain on marketable securities held in our Trust Account of $378,250, offset by operating costs of $258,326 and a provision for income taxes of $278,836.

For the three months ended March 31, 2019, we had a net loss of $801, which consisted of formation and operating costs.

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

For the three months ended March 31, 2020, cash used in operating activities was $342,023. Net income of $1,048,954 was affected by interest earned on marketable securities held in the Trust Account of $1,207,866, an unrealized gain on marketable securities held in our Trust Account of $378,250 and a deferred income tax provision of $80,793. Changes in operating assets and liabilities provided $114,346 of cash from operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $318,429,238 (including approximately $2,179,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we have not withdrawn any interest earned on the Trust Account to pay for our tax obligations.

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

As of March 31, 2020, we had cash of $856,980 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, other than the risks described below:

The recent global coronavirus outbreak could harm the business prospects of the Company.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States. In response, many state and local governments, including the Commonwealth of Pennsylvania, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, of the Company with respect to the Trust Account.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price and business prospects of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures and disruptions of the credit and equity markets, which could have a material adverse effect on the Company’s ability to complete a Business Combination.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and may adversely affect the business, operations and financial condition of the companies we target for a Business Combination, which may cause such companies to delay or terminate acquisition discussions in order to focus on their business operations. The spread of the virus has also caused us to modify our due diligence practices with respect to target companies (including cancellation of physical participation in meetings) in ways that may be detrimental to our business prospects (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of the Company and its stockholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price or business prospects of the Company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company and its ability to successfully complete a Business Combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item  5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Technology Acquisition Corp.

Date: May 14, 2020	By:	/s/ David DiDomenico
	Name:	David DiDomenico
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)