Form 10-K/A
period 2019-12-31
Osprey Technology Acquisition Corp.
filed 2020-05-21
CIK 1753539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 20, 2020, there were 31,625,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 7,906,250 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Osprey Technology Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2020 (the “Original 2019 Form 10-K”). The purpose of this Amendment No. 1 is to update the hyperlinks to certain of the exhibits included with the Original 2019 Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2019 Form 10-K and does not reflect events occurring after the filing of the Original 2019 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2019 Form 10-K and the Company’s other filings with the SEC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

The financial statements required by this Item 15(a)(1) are set forth in “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statements Schedule

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated October 31, 2019, between the Company and Credit Suisse Securities (USA) LLC (1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 1, 2019 (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and the Company (1)

4.5*	Description of Securities of Osprey Technology Acquisition Corp.

10.1	Letter Agreement, dated October 31, 2019, by and among the Company, its officers, directors and Osprey Sponsor II, LLC (1)

10.2	Investment Management Trust Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration Rights Agreement, dated October 31, 2019, among the Company and certain security holders (1)

10.4	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between the Company and Osprey Sponsor II, LLC (1)

10.5	Administrative Services Agreement, dated October 31, 2019, between the Company and Osprey Sponsor II, LLC (1)

10.6	Form of Indemnity Agreement (2)

10.7	Promissory Note for expenses prior to initial public offering from Osprey Sponsor II, LLC to the Company (2)

14.1	Code of Business Conduct and Ethics (2)

21.1*	Subsidiaries of the Registrant

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with the Original 2019 Form 10-K ** Filed Herewith
(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2019
(2) Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-234180)

Item 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osprey Technology Acquisition Corp.

Dated: May 20, 2020	/s/ David DiDomenico
David DiDomenico Chief Executive Officer and President