Form 10-Q
period 2020-06-30
Osprey Technology Acquisition Corp.
filed 2020-08-11
CIK 1753539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 10, 2020, 39,531,250 shares of common stock, par value $0.0001 per share were issued and outstanding.

OSPREY TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$702,567	$1,083,611
Prepaid expenses	253,936	202,472

Total Current Assets	956,503	1,286,083
Deferred tax asset	882	1,361
Marketable securities held in Trust Account	318,314,287	316,958,514

TOTAL ASSETS	$319,271,672	$318,245,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,000	$181,732
Income taxes payable	342,571	94,636

Total Current Liabilities	367,571	276,368
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	11,436,321	11,345,118

Commitments (Note 6)
Common stock subject to possible redemption, 30,119,559 and 30,142,702 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	302,835,347	301,900,836

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,505,441 and 1,482,298 shares issued and outstanding (excluding 30,119,559 and 30,142,702 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	150	148
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	791	791
Additional paid-in capital	3,715,836	4,650,349
Retained earnings	1,283,227	348,716

Total Stockholders’ Equity	5,000,004	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,271,672	$318,245,958

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating costs	$198,382	$1,019	$456,708	$1,820

Loss from operations	(198,382)	(1,019)	(456,708)	(1,820)

Other income:
Interest income	435,966	—	1,643,832	—
Unrealized loss on marketable securities held in Trust Account	(382,449)	—	(4,199)	—

Other income, net	53,517	—	1,639,633	—

(Loss) income before provision for income taxes	(144,865)	(1,019)	1,182,925	(1,820)
Benefit (provision) for income taxes	30,422	—	(248,414)	—

Net (loss) income	$(114,443)	$(1,019)	$934,511	$(1,820)

Weighted average shares outstanding, basic and diluted (1)	9,411,058	6,875,000	9,399,803	7,596,685

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.03)	$(0.00)

(1)

Excludes an aggregate of up to 30,119,559 shares subject to possible redemption at June 30, 2020 and 1,031,250 shares at June 30, 2019 subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5). In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 shares of common stock.

(2)

Net loss per common share – basic and diluted excludes income attributable to common stock subject to possible redemption of $32,324 and $1,229,757 for the three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,482,298	$148	7,906,250	$791	$4,650,349	$348,716	$5,000,004
Change in value of common stock subject to possible redemption	22,510	2	—	—	(1,048,951)	—	(1,048,949)
Net income			—	—	—	1,048,954	1,048,954

Balance—March 31, 2020	1,504,808	150	7,906,250	791	3,601,398	1,397,670	5,000,009
Change in value of common stock subject to possible redemption	633	—	—	—	114,438	—	114,438
Net loss	—	—	—	—	—	(114,443)	(114,443)

Balance—June 30, 2020	1,505,441	$150	7,906,250	$791	$3,715,836	$1,283,227	$5,000,004

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class B Common Stock (2)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—January 1, 2019	9,487,500	$949	$24,051	$(2,177)	$22,823
Net loss	—	—	—	(801)	(801)

Balance—March 31, 2019	9,487,500	949	24,051	(2,978)	22,022
Forfeiture of common stock by Sponsor (1)	(1,581,250)	(158)	158	—	—
Net loss	—	—	—	(1,019)	(1,019)

Balance—June 30, 2019	7,906,250	$791	$24,209	$(3,997)	$21,003

(1)	In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 shares of Class B common stock (see Note 5).
(2)

Included 1,031,250 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part. In October 2019, the Company effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding (see Notes 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$934,511	$(1,820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,643,832)	—
Unrealized loss on marketable securities held in Trust Account	4,199	—
Deferred tax provision	479
Changes in operating assets and liabilities:
Prepaid expenses	(51,464)	—
Accounts payable and accrued expenses	(156,732)	(690)
Income taxes payable	247,935	—

Net cash used in operating activities	(664,904)	(2,510)

Cash Flows from Investing Activities:
Interest withdrawn for franchise tax payments	283,860	—

Net cash provided by investing activities	283,860	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(10,300)

Net cash used in financing activities	—	(10,300)

Net Change in Cash	(381,044)	(12,810)
Cash – Beginning	1,083,611	42,061

Cash – Ending	$702,567	$29,251

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$934,511	$—

Deferred offering costs included in accrued offering costs	$—	$108,117

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 6, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net Loss Per Common Share

Net loss per common share is computed by dividing adjusted net loss by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding at June 30, 2019 included an aggregate of 1,031,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 24,137,500 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earning of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(114,443)	$(1,019)	$934,511	$(1,820)
Less: Income attributable to common stock subject to possible redemption	(32,324)	—	(1,229,757)	—

Adjusted net loss	$(146,767)	$(1,019)	$(295,246)	$(1,820)

Weighted average shares outstanding, basic and diluted	9,411,058	6,875,000	9,399,803	7,596,685

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2020, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,505,441 and 1,482,298 shares of Class A common stock issued or outstanding, excluding 30,119,559 and 30,142,702 shares of Class A common stock subject to possible redemption, respectively.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 7,906,250 and 7,906,250 shares of Class B common stock issued and outstanding, respectively.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$318,314,287	$316,958,514

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2018 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had net loss of $114,443, which consists of operating costs of $198,382 and an unrealized loss on marketable securities held in our Trust Account of $382,449, offset by interest income on marketable securities held in the Trust Account of $435,966 and income tax benefit of $30,422.

For the six months ended June 30, 2020, we had net income of $934,511, which consists of interest income on marketable securities held in the Trust Account of $1,643,832, offset by operating costs of $456,708 and an unrealized loss on marketable securities held in our Trust Account of $4,199 and a provision of income taxes of $248,414.

For the three months ended June 30, 2019, we had a net loss of $1,019, which consisted of formation and operating costs.

For the six months ended June 30, 2019, we had a net loss of $1,820, which consisted of formation and operating costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $664,904. Net income of $934,511 was affected by interest earned on marketable securities held in the Trust Account of $1,643,832, an unrealized loss on marketable securities held in our Trust Account of $4,199 and a deferred income tax provision of $479. Changes in operating assets and liabilities provided $39,739 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $318,314,287 (including approximately $2,064,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $283,860 of interest earned on the Trust Account to pay for our tax obligations.

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

As of June 30, 2020, we had cash of $702,567 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

Osprey Technology Acquisition Corp.

Date: August 10, 2020	By:	/s/ David DiDomenico
	Name:	David DiDomenico
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)