Form 10-Q
period 2020-09-30
Osprey Technology Acquisition Corp.
filed 2020-11-16
CIK 1753539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 16, 2020, 39,531,250 shares of common stock, par value $0.0001 per share were issued and outstanding.

OSPREY TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$501,925	$1,083,611
Prepaid expenses	137,507	202,472
Prepaid income taxes	255,364	—

Total Current Assets	894,796	1,286,083

Deferred tax asset	4,300	1,361
Marketable securities held in Trust Account	318,009,666	316,958,514

TOTAL ASSETS	$318,908,762	$318,245,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,873,034	$181,732
Income taxes payable	—	94,636

Total Current Liabilities	1,873,034	276,368
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	12,941,784	11,345,118

Commitments (Note 7)
Common stock subject to possible redemption, 29,908,965 and 30,142,702 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	300,966,968	301,900,836

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,716,035 and 1,482,298 shares issued and outstanding (excluding 29,908,965 and 30,142,702 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	171	148
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding at September 30, 2020 and December 31, 2019	791	791
Additional paid-in capital	5,584,194	4,650,349
(Accumulated deficit)/Retained earnings	(585,146)	348,716

Total Stockholders’ Equity	5,000,010	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,908,762	$318,245,958

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating costs	$2,205,105	$1,061	$2,661,813	$2,881

Loss from operations	(2,205,105)	(1,061)	(2,661,813)	(2,881)

Other income:
Interest income	101,658	—	1,745,490	—
Unrealized loss on marketable securities held in Trust Account	(16,279)	—	(20,478)	—

Other income, net	85,379	—	1,725,012	—

Loss before provision for income taxes	(2,119,726)	(1,061)	(936,801)	(2,881)
Benefit from income taxes	251,353	—	2,939	—

Net loss	$(1,868,373)	$(1,061)	$(933,862)	$(2,881)

Weighted average shares outstanding, basic and diluted (1)	9,411,691	6,875,000	9,403,795	7,353,480

Basic and diluted net loss per common share (2)	$(0.21)	$(0.00)	$(0.25)	$(0.00)

(1)

Excludes an aggregate of up to 29,908,965 shares subject to possible redemption at September 30, 2020 and 1,031,250 shares at September 30, 2019 subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 6). In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 shares of common stock (as adjusted for the 1.1 stock dividend in October 2019) (see Note 6).

(2)

Net loss per common share – basic and diluted excludes income attributable to common stock subject to possible redemption of $80,743 and $1,409,901 for the three and nine months ended September 30, 2020, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings/	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance – January 1, 2020	1,482,298	$148	7,906,250	$791	$4,650,349	$348,716	$5,000,004
Change in value of common stock subject to possible redemption	22,510	2	—	—	(1,048,951)	—	(1,048,949)

Net income			—	—	—	1,048,954	1,048,954

Balance—March 31, 2020	1,504,808	150	7,906,250	791	3,601,398	1,397,670	5,000,009

Change in value of common stock subject to possible redemption	633	—	—	—	114,438	—	114,438

Net loss	—	—	—	—	—	(114,443)	(114,443)

Balance—June 30, 2020	1,505,441	150	7,906,250	791	3,715,836	1,283,227	5,000,004

Change in value of common stock subject to possible redemption	210,594	21	—	—	1,868,358	—	1,868,379

Net loss	—	—	—	—	—	(1,868,373)	(1,868,373)

Balance—September 30, 2020	1,716,035	$171	7,906,250	$791	$5,584,194	$(585,146)	$5,000,010

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class B Common Stock (2)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—January 1, 2019	9,487,500	$949	$24,051	$(2,177)	$22,823

Net loss	—	—	—	(801)	(801)

Balance—March 31, 2019	9,487,500	$949	$24,051	$(2,978)	$22,022

Forfeiture of common stock by Sponsor (1)	(1,581,250)	(158)	158	—	—

Net loss	—	—	—	(1,019)	(1,019)

Balance—June 30, 2019	7,906,250	$791	$24,209	$(3,997)	$21,003

Net loss	—	—	—	(1,061)	(1,061)

Balance—September 30, 2019 (2)	7,906,250	$791	$24,209	$(5,058)	$19,942

(1)	In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 shares of Class B common stock (as adjusted for the 1.1 stock dividend in October 2019) (see Note 6).
(2)

Included 1,031,250 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part. In October 2019, the Company effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(933,862)	$(2,881)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,745,490)	—
Unrealized loss on marketable securities held in Trust Account	20,478	—
Deferred tax benefit	(2,939)
Changes in operating assets and liabilities:
Prepaid expenses	64,965	—
Prepaid income taxes	(255,364)	—
Accounts payable and accrued expenses	1,691,302	365
Income taxes payable	(94,636)	—

Net cash used in operating activities	(1,255,546)	(2,516)

Cash Flows from Investing Activities:
Cash withdrawn from Trust account for franchise and income tax payments	673,860	—

Net cash provided by investing activities	673,860	—

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	—	87,600
Payment of offering costs	—	(91,740)

Net cash used in financing activities	—	(4,140)

Net Change in Cash	(581,686)	(6,656)
Cash – Beginning	1,083,611	42,061

Cash – Ending	$501,925	$35,405

Supplementary cash flow information:
Cash paid for income taxes	$350,000	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(933,868)	$—

Deferred offering costs included in accrued offering costs	$—	$171,966

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statements for the Company’s Initial Public Offering were declared effective on October 31, 2019. On November 5, 2019, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Osprey Sponsor II, LLC (the “Sponsor”), generating gross proceeds of $7,500,000, which is described in Note 5.

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

SEPTEMBER 30, 2020

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s officers, directors or any of their affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were available to be issued, there was considerable uncertainty around the expected duration of this pandemic. We have concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2—LIQUIDITY AND GOING CONCERN

As of September 30, 2020, the Company had $501,925 in its operating bank accounts, $318,009,666 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $1,203,602, which excludes franchise taxes payable of $30,000 and prepaid income taxes of $255,364. As of September 30, 2020, approximately $1,760,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 5, 2021, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 6, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Net Loss Per Common Share

Net loss per common share is computed by dividing adjusted net loss by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding at September 30, 2019 included an aggregate of 1,031,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 24,137,500 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earning of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,868,373)	$(1,061)	$(933,862)	$(2,881)
Less: Income attributable to common stock subject to possible redemption	(80,743)	—	(1,409,901)	—

Adjusted net loss	$(1,949,116)	$(1,061)	$(2,343,763)	$(2,881)

Weighted average shares outstanding, basic and diluted	9,411,691	6,875,000	9,403,795	7,353,480

Basic and diluted net loss per share	$(0.21)	$(0.00)	$(0.25)	$(0.00)

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 31,625,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 4,125,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a purchase price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and the exercise of underwriters’ over-allotment option, the Sponsor purchased an aggregate of 8,325,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,325,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and all underlying securities will expire worthless.

NOTE 6—RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Sponsor purchased 125,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In September 2018, the Company effectuated a 69-for-1 forward stock split of its Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As adjusted for the 1.1 for 1 stock dividend in October 2019 (see below), such amounts totaled 9,487,500 Founder Shares outstanding, of which 1,237,500 shares were subject to forfeiture. In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 Founder Shares (as adjusted for the 1.1 for 1 stock dividend in October 2019), resulting in an aggregate of 7,187,500 Founder Shares outstanding, of which an aggregate of up to 937,500 shares were subject to forfeiture. In October 2019, the Company effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 7,906,250 Founder Shares outstanding, of which an aggregate of up to 1,031,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 8. In connection with the underwriters’ exercise of the over-allotment option in full, 1,031,250 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7—COMMITMENTS

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

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,716,035 and 1,482,298 shares of Class A common stock issued or outstanding, excluding 29,908,965 and 30,142,702 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 7,906,250 shares of Class B common stock issued and outstanding.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

In addition, (x) if the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a newly issued price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the market value (as defined in the warrant agreement) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 9—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$318,009,666	$316,958,514

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Osprey Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Osprey Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency that continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its ability to successfully complete a Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $1,868,373, which consists of operating costs of $2,205,105 and an unrealized loss on marketable securities held in our Trust Account of $16,279, offset by interest income on marketable securities held in the Trust Account of $101,658 and income tax benefit of $251,353.

For the nine months ended September 30, 2020, we had a net loss of $933,862, which consists of interest income on marketable securities held in the Trust Account of $1,745,490, offset by operating costs of $2,661,813 and an unrealized loss on marketable securities held in our Trust Account of $20,478 and an income taxe benefit of $2,939.

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

For the nine months ended September 30, 2020, cash used in operating activities was $1,255,546. Net loss of $933,862 was affected by interest earned on marketable securities held in the Trust Account of $1,745,490, an unrealized loss on marketable securities held in our Trust Account of $20,478 and a deferred income tax benefit of $2,939. Changes in operating assets and liabilities provided $1,406,267 of cash from operating activities.

As of September 30, 2020, we had marketable securities held in the Trust Account of $318,009,666 (including approximately $1,760,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $673,860 of interest earned on the Trust Account to pay for our tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2020, we had cash of $501,925 held outside of the Trust Account and working capital deficit of $1,203,602. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net (loss) income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Osprey Technology Acquisition Corp.

Date: November 16, 2020	By:	/s/ David DiDomenico
	Name:	David DiDomenico
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)