Form 10-K
period 2020-12-31
Osprey Technology Acquisition Corp.
filed 2021-03-31
CIK 1753539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $317,831,250, calculated by multiplying the 31,625,000 shares of the registrant’s Class A common stock outstanding on June 30, 2020 by the closing price of a share of the registrant’s Class A common stock on the New York Stock Exchange of $10.05 on June 30, 2020.

As of March 30, 2021, there were 31,625,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 7,906,250 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

•	references to “we,” “us,” “company,” “our company” or “Osprey” refer to Osprey Technology Acquisition Corp.;

•	references to our “sponsor” refer to Osprey Sponsor II, LLC, a Delaware limited liability company;

•	references to “common stock” are to our Class A common stock and our Class B common stock, collectively;

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

•

references to “ warrants” are to our warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants.

•

references to “ business combination” are to any merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses we may engage in.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•

the risk that the transactions described below under “The BlackSky Merger,” or the transactions, may not be completed in a timely manner or at all, which may adversely affect the price of Osprey’s securities:

•	the risk that the transactions may not be completed by Osprey’s business combination deadline and the potential failure to obtain an extension of the Business Combination deadline if sought by Osprey:

•

the failure to satisfy the conditions to the consummation of the transactions, including the adoption of the BlackSky merger agreement by the stockholders of Osprey, the satisfaction of the minimum trust account amount following redemptions by Osprey’s public stockholders and the receipt of certain governmental and regulatory approvals;

•	the lack of a third party valuation in determining whether or not to pursue the proposed transactions;

•	the inability to complete the PIPE Investment described below under “The BlackSky Merger”;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the BlackSky merger agreement;

•	the effect of the announcement or pendency of the transactions on BlackSky Holdings’s business relationships, operating results, and business generally;

•	risks that the proposed transactions disrupt current plans and operations of BlackSky Holdings;

•	the outcome of any legal proceedings that may be instituted against BlackSky Holdings or against Osprey related to the BlackSky merger agreement or the proposed transactions;

•	the ability to maintain the listing of Osprey’s securities on a national securities exchange;

•

changes in the competitive and regulated industries in which BlackSky Holdings operates, variations in operating performance across competitors, changes in laws and regulations affecting BlackSky Holdings’s business and changes in the combined capital structure;

•	the ability to implement business plans, forecasts, and other expectations after the completion of the proposed transactions, and identify and realize additional opportunities;

•

the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, such as COVID-19, on the proposed transactions or on the ability to implement business plans, forecasts, and other expectations after the completion of the proposed transactions;

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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of Osprey’s registration statement on Form S-1 (File No. 333-234180), this Annual Report, the registration statement on Form S-4 discussed below and other documents filed by us from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. We cannot give any assurance that we will achieve our expectations.

PART I

Item 1.	BUSINESS

Overview

We are a blank check company formed under the laws of the State of Delaware on June 15, 2018, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. At December 31, 2020 we had not yet commenced operations. All activity through December 31, 2020 relates to our formation and the initial public offering, which is described below, and identifying a target company for a business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination at the earliest. Although we may pursue an acquisition opportunity in any business or industry, we intend to focus on opportunities in the technology sector, particularly companies pursuing a SaaS model, which we believe will deliver strong risk-adjusted returns for our investors. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We believe that over the last two decades, the digital era has shattered the traditional understanding of disruptive innovation. As articulated by the late Clayton Christiansen, new entrants are supplanting incumbents by delivering cheaper alternatives and then moving upmarket to displace them. Instead, what we now have is what researchers Paul Nunes and Larry Downes have called “big bang disruption,” in which technological upheaval generates evolutionary change through creation of new offerings that are cheaper, more efficient, and user-friendly than what was there before, but also provides prior mechanisms, or revolutionary changes through creation of entirely new categories. For example, in many ways, the international COVID-19 pandemic has catalyzed and accelerated many of these “big bang” disruptions, leading to the widespread adoption of telemedicine, eLearning, app-based teleconferencing services and many other technology-driven products that had limited , if any, market presence just a year ago. Netflix’s creation of online digital streaming displaced both the DVD rental industry and the DVD itself. Another example: the emergence of freely downloadable and effective navigation platforms via smartphone applications has disrupted traditional GPS product providers. In our opinion, developments in automation and artificial intelligence (AI) technologies are increasingly driving change and disruption. We seek entities providing these sorts of innovations that we believe will fundamentally change the way we live and work.

To pursue such potential opportunities, we will rely on the combination of skills brought to us by our management team, our board of directors, and our sponsor, with support from the entities (and their principals) that collaborated to form our sponsor: HEPCO Capital Management, LLC, or HEPCO, and JANA Capital LLC, or JANA. Our management team is led by our Co-Chairmen Edward E. Cohen, Chairman of HEPCO, and Jonathan Z. Cohen, Chief Executive Officer of HEPCO, and our President and Chief Executive Officer, David DiDomenico, Partner at JANA, and head of JANA’s SPAC initiative. We will also leverage the skillsets of other senior employees including our Chief Financial Officer and Chief Legal Officer, Jeffrey Brotman and our Executive Vice-President William Fradin, who are Chief Operating Officer and Managing Director of HEPCO, respectively, and our directors, Savneet Singh and Robert (Bob) Tinker, all experienced operators and/or investors in software and other technology businesses.

We believe we are a successful collaboration between HEPCO and JANA formed to consummate a business combination with a leading, growing modern enterprise software business. As described below under “The BlackSky Merger,” in February 2021, we announced our intention to merge with BlackSky Holdings, Inc., or BlackSky, a leading geospatial intelligence monitoring and software provider (a transaction that is expected to close in July of 2021). In October 2019, we raised $316.25 million in our initial public offering, and the decades-long relationships of our sponsor (including the principals of HEPCO and JANA) and our management team, or collectively, our team, with leading institutional public market investors helped to secure a further $180 million in private investment in public equity, or PIPE, financing, with lead investors that included Tiger Global Management, Hedosophia and Senator Investment Group.

We believe we executed successfully against our plan and validated the capabilities of the collaboration among our team. BlackSky’s venture capital sponsors are among the most established and forward-thinking investors in the space sector, and include Mithril Capital and RRE Ventures. We believe the board and management team of BlackSky chose us as a merger partner because of the reputation and experience of our team, and because of our ability to assess the opportunity quickly, to work collaboratively toward an agreement, to commit capital to the transaction, and to assemble a world-class group of investors in the PIPE.

In the course of our search for a target, we examined over one hundred companies and engaged with the management teams of thirty-eight of them. These companies included enterprise software businesses in various horizontal and vertical applications, including, for instance, high-growth, venture-backed businesses in next-generation enterprise cybersecurity, workflow management for professional services, workforce upskilling, e-commerce payment enablement, crowdfunding platforms, identity management, and many others.

We also examined dozens of high-growth innovators in areas adjacent to enterprise software. These businesses included emerging leaders in battery electric vehicles, 3-D printing, cryptocurrency trading platforms, EV charging technologies, photoelectric chipset sensors, DTC e-commerce businesses, telemedicine platforms, and several others.

We sourced these opportunities from a robust network of relationships with leading venture capital and private equity firms, bulge bracket and regional investment banks, and professional relationships of our team, all developed over decades.

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

The BlackSky Merger

On February 17, 2021, Osprey entered into an Agreement and Plan of Merger, or the BlackSky merger agreement, by and among (a) Osprey, (b) Osprey Technology Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Osprey, or merger sub, and (c) BlackSky Holdings, Inc., a Delaware corporation, or BlackSky Holdings, which provides for, among other things, the merger of Merger sub with and into BlackSky Holdings, with BlackSky Holdings continuing as the surviving entity. We refer to this as the “merger” and, collectively with the other transactions contemplated by the BlackSky merger agreement, we refer to as the “transactions”. The transactions set forth in the BlackSky merger agreement, including the Merger, will constitute a “Business Combination” as contemplated by Osprey’s Amended and Restated Certificate of Incorporation.

The BlackSky merger agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of Osprey, or the board.

The BlackSky Merger Agreement

Merger Consideration

Pursuant to the BlackSky merger agreement, the aggregate merger consideration payable to equity holders of BlackSky Holdings at closing, or the total consideration, will be paid in a number of shares of newly-issued Osprey Class A common stock, valued at $10.00 per share, or Osprey Common Stock, calculated by dividing (x) $925,000,000, plus (a) the aggregate exercise prices that would be paid to BlackSky Holdings if all stock options and all warrants outstanding as of immediately prior to the closing were exercised in full, minus (b) any unfunded amount under BlackSky Holdings’s bridge loan, minus (c) the total consideration payable to shares of BlackSky Holdings’s Class B common stock, which is equal to the product of (i) the total number of shares of BlackSky Holdings’s Class B common stock, par value $0.00001 per share, issued and outstanding as of immediately prior to the effective time of the Merger and (ii) an amount in cash equal to $0.00001 by (y) $10.00.

Effective as of the effective time of the Merger and by virtue of the Merger, each share of BlackSky Holdings’s common stock (other than Class B common stock) and preferred stock that is issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive a number of shares of Osprey Common Stock equal to the applicable Per Share Exchange Ratio (as defined in the BlackSky merger agreement). Effective as of the effective time of the Merger and by virtue of the Merger, each share of BlackSky Holdings Class B common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive an amount in cash, without interest, equal to $0.00001 per share.

Effective as of the effective time of the Merger and by virtue of the Merger, each option to purchase shares of BlackSky Holdings Class A Common Stock, each, a BlackSky Stock Option, that is outstanding and unexercised as of immediately prior to the effective time of the Merger will be converted into an option to acquire a number of shares of Osprey Class A Common Stock equal to the product obtained by multiplying (x) the number of shares of BlackSky Holdings Common Stock subject to the applicable BlackSky Stock Option by (y) the Class A Common Exchange Ratio, and will be subject to the same terms and conditions as were applicable to such BlackSky Stock Option (each an “Assumed Osprey Stock Option”). For purposes of the BlackSky merger agreement, the Class A Common Exchange Ratio equals to the quotient of (A) the residual Total Consideration after taking into account the preferred series preference amounts, divided by $10.00, divided by (B) the number of participating shares of BlackSky Holdings Common Stock on a fully diluted basis. The exercise price per share of each Assumed Osprey Stock Option will be equal to the quotient obtained by dividing (x) the exercise price per share applicable to such BlackSky Stock Option by (y) the Class A Common Exchange Ratio.

Effective as of the effective time of the Merger and by virtue of the Merger, each award of BlackSky Holdings restricted stock units (each, a “BlackSky RSU Award”) that is outstanding as of immediately prior to the effective time of the Merger will be converted into an award of Osprey restricted stock units covering a number of shares of Osprey Class A Common Stock equal to the product obtained by multiplying (x) the number of shares of BlackSky Holdings Common Stock subject to the applicable BlackSky RSU Award by (y) the Class A Common Exchange Ratio, and will be subject to the same terms and conditions as were applicable to such BlackSky RSU Award.

Each warrant to purchase shares of capital stock of BlackSky Holdings, or the BlackSky warrant, that is outstanding and unexercised as of immediately prior to the effective time of the Merger will be (i) automatically exercised in accordance with its terms immediately prior to the effective time of the Merger if such BlackSky warrant provides that it will be automatically exercised in connection with the Merger, or a BlackSky exercising warrant, (ii) automatically terminated in accordance with its terms immediately prior to the effective time of the Merger if such BlackSky warrant provides that it will be automatically terminated if not exercised prior to the effective time of the Merger, or a terminating warrant, or (iii) assumed by Osprey and converted into a warrant to acquire Osprey Common Stock if the BlackSky warrant is not a terminating BlackSky warrant or BlackSky exercising warrant.

The BlackSky merger agreement contains certain customary covenants of the parties with respect to operation of the business prior to consummation of the transactions and efforts to satisfy conditions to consummation of the transactions. The consummation of the transactions contemplated by the BlackSky merger agreement is subject to certain customary mutual closing conditions for special purpose acquisition companies. Additionally, the obligations of BlackSky Holdings to consummate the Mergers are also conditioned upon, among other things, Osprey having at least $225,000,000 in available cash as of the effective time of the Merger. The BlackSky merger agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers, including by mutual written consent of the parties or by either Osprey or BlackSky Holdings if the consummation of the Mergers has not occurred on or prior to September 17, 2021 (the “Termination Date”). In the event the BlackSky merger agreement is terminated by Osprey under certain conditions, then Osprey will be entitled to receive a termination fee in the amount of $40,700,000.

Certain Related Agreements

PIPE Investment Subscription Agreements

On February 17, 2021, concurrently with the execution of the BlackSky merger agreement, Osprey entered into Subscription Agreements (collectively, the “Subscription Agreements”) with certain third-party investors (the “PIPE Investors”) and certain inside investors (the “Inside PIPE Investors”) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors and Inside PIPE Investors have collectively subscribed for an aggregate of 18,000,000 shares of Osprey Common Stock for $10.00 per share, for an aggregate purchase price equal to $180,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the BlackSky merger agreement, subject to the terms and conditions contemplated by the Subscription Agreements. The proceeds from the PIPE Investment are expected to be used to pay down certain indebtedness of BlackSky Holdings at the closing of the Merger and for general working capital purposes following the closing.

The Subscription Agreements entered into by the PIPE Investors provide for certain registration rights for the PIPE Investors. In particular, in the case of the PIPE Investors, Osprey is required to, no later than 45 calendar days following the closing date of the Business Combination, submit to or file with the SEC a registration statement registering the resale of such shares. Also in the case of the PIPE Investors, Osprey is required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 90th calendar day following the filing date thereof if the SEC notifies Osprey that it will “review” the registration statement and (b) the 10th business day after the date Osprey is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. Osprey must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) the date the PIPE Investors no longer hold any shares, (ii) the date all registrable shares held by the PIPE Investors may be sold without restriction under Rule 144 and (iii) two years from the date of effectiveness of the registration statement. Pursuant to the terms of the BlackSky merger agreement and the Subscription Agreements entered into by the Inside PIPE Investors, the Inside PIPE Investors will enter into the Registration Rights Agreement (as defined and described below), which will provide for certain registration rights for the Inside PIPE Investors.

Each Subscription Agreement will terminate upon the earliest to occur of (a) the termination of the BlackSky merger agreement in accordance with its terms, (b) the mutual written agreement of the parties to such Subscription Agreement and BlackSky Holdings, and (c) the Termination Date.

Sponsor Support Agreement

On February 17, 2021, concurrently with the execution of the BlackSky merger agreement the Sponsor, Osprey, BlackSky Holdings, and each of the other persons set forth on the signature pages thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor, solely in its capacity as a stockholder of Osprey, has agreed, among other things, (a) to waive certain anti-dilution rights set forth in Section 4.3(b) of Osprey’s amended and restated certificate of incorporation that may result from the transactions contemplated by the BlackSky merger agreement, (b) not to, directly or indirectly, transfer any of their shares of Class B common stock and warrants of Osprey prior to the effective time of the Merger, (c) to vote in favor of the adoption of the BlackSky merger agreement and the transactions at a meeting of Osprey’s stockholders to be held to approve the proposed transactions and other related matters, (d) not to redeem or elect to cause Osprey to redeem any of its shares of Class B common stock or warrants of Osprey in connection with the transactions and (e) with respect to certain shares of Class B common stock (and Class A shares issued upon conversion) until the seven-year anniversary of the consummation of the transactions (subject to certain limited exceptions), not to transfer such shares until Osprey Common Stock achieves a trading price exceeding certain dollar thresholds set forth in the Sponsor Support Agreement and (e) with respect to certain warrants, not exercise any such warrants unless and until Osprey Common Stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Stockholder Support Agreement

On February 17, 2021, Osprey also announced entry into a Stockholder Support Agreement (the “Stockholder Support Agreement”) by and among by and among Osprey, Merger sub, BlackSky Holdings and certain stockholders of BlackSky Holdings named therein (collectively the “Key Stockholders”), pursuant to which the Key Stockholders have agreed to, among other things, vote in favor of the BlackSky merger agreement and the transactions contemplated thereby, including agreeing to execute a written consent constituting the requisite BlackSky Holdings stockholder approval within five (5) business days of the Registration Statement becoming effective, unless the Mergers are no longer recommended by BlackSky Holdings board of directors in accordance with the BlackSky merger agreement, in which case the Key Stockholders have agreed to vote a number of shares not to exceed 35% of the shares of BlackSky Holdings stock approving the BlackSky merger agreement and the transactions contemplated thereby and are entitled, in their sole discretion, to vote their remaining shares in any manner. The Support Agreement will terminate upon the earlier to occur of: (a) the effective time of the Merger, (b) the date of the termination of the BlackSky merger agreement in accordance with its terms, (c) the effective date of a written agreement of Osprey, Merger sub, BlackSky Holdings and the Key Stockholders terminating the Stockholder Support Agreement, and (d) the election of the Key Stockholders, in their sole discretion, to terminate the Stockholder Support Agreement following any amendment, waiver or other modification of any term or provision of the BlackSky merger agreement without the prior written consent with respect thereto of such stockholder that reduces or changes the form of consideration payable to BlackSky Holdings stockholders pursuant to the BlackSky merger agreement.

Registration Rights Agreement

The BlackSky merger agreement contemplates that, at the closing, Osprey, the Sponsor, the Inside PIPE Investors and each of the additional parties named therein will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Osprey will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Osprey Common Stock and other equity securities of Osprey that are held by the parties thereto from time to time.

The foregoing description of the BlackSky merger agreement and the related documents has been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about Osprey or its affiliates.

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

The structure of our proposed initial business combination with BlackSky is described above under “The BlackSky Merger.” We anticipated structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the NYSE’s 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

Financial Position

With funds available for a business combination in the amount of approximately $318 million, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

The structure of our proposed initial business combination with BlackSky is described above under “The BlackSky Merger.” We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Selection of a Target Business and Structuring of our Initial Business Combination

The selection process for our proposed initial business combination with BlackSky is described above. Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

The stockholder votes required for our proposed initial business combination with BlackSky are described above under “The BlackSky Merger.”

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination (including BlackSky) at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination (including BlackSky) either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $399,516 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that Mr. Cohen will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Cohen will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to $399,516 from the proceeds of the initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees and Human Capital

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to no longer be an “emerging growth company” will we be required to have our internal control procedures audited. We have determined that we remain an “emerging growth company” at the time of filing this report. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

You should consider carefully all of the risks described below, together with the other information contained in this report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks described below do not include risk relating to our proposed Business Combination with BlackSky.

Risk Factor Summary

We are a company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this report, including, but not limited to the following:

•	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•

If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination by November 5, 2021 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•

We may not be able to consummate an initial business combination by November 5, 2021, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A shares or public warrants.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A common shares.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results. Our operations through the date of this report have been limited to organizational activities, activities relating to our initial public offering and activities relating to identifying and evaluating prospective acquisition candidates. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete a business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Osprey Energy, and our management team is presented for informational purposes only. Any past acquisition experience of Osprey Energy, or our management team is not a guarantee either: (i) that we will be able to locate a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Osprey Energy, or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by November 5, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Permitted purchases of our securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination by November 5, 2021, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be adversely impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being available on terms acceptable to us or at all.

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

Of the net proceeds of the initial public offering, only $399,516 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our public shares and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we have not completed an initial business combination by November 5, 2021, our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed an initial business combination by November 5, 2021, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond November 5, 2021 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Although we expect to focus our search for a target business in the technology industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. If our proposed business combination with BlackSky is not consummated and we seek another target business which to pursue our initial business combination, there would be no basis to evaluate the possible merits or risks of any such particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire without value to the holder.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Relating to the Post-Business Combination Company

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire without value to the holder.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with the NYSE rules that require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion.

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

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, If our proposed business combination with BlackSky is not consummated and we seek another target business which to pursue our initial business combination, we cannot ascertain the capital requirements for any particular transaction with another target company. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire without value to the holder.

Risks Relating to Our Management Team

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

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and this, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

Our officers and directors may have conflict of interest that could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In addition, conflicts of interest could also arise as a result of our officers’ and directors’ other business affairs as a result of ordinary business operations, transactions, strategic projects, claims or litigation (including related to the conflict of interest) or otherwise, which could have a negative impact on our ability to complete our initial business combination. As an example, our Chief Executive Officer has been named in a pending contract dispute relating to a prior business transaction, which dispute could have the consequences discussed above.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our officers, directors and our sponsor, including its affiliates, are affiliated with other blank check companies and may in the future become affiliated with other blank check companies, any of which may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our amended and restated certificate of incorporation will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of us and it is an opportunity that we are able to complete on a reasonable basis. Any other blank check companies may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this report entitled Item 10-“Directors, Executive Officers and Corporate Governance” and Item 13-“Certain Relationships and Related Transactions, and Director Independence.”

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

Members of our management team, board of directors and advisory team have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team, board of directors and advisory team have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team, board of directors and advisory team away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to our Securities

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of Class A common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of March 19, 2021, there were 102,562,500 and 17,093,750 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock, which amount is not currently determinable. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation for pre-business combination activity will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by November 5, 2021 or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to the holder.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

On March 19, 2021, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 1 and 2, respectively, not including beneficial holders whose securities are held in street name.

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

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Recent Developments

On February 17, 2021, we entered into a Merger Agreement with Merger Sub and BlackSky, which provides for, among other things, the merger of Merger Sub with and into BlackSky, with BlackSky continuing as the surviving entity (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination”.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to equity holders of BlackSky at closing (the “Total Consideration”) will be paid in a number of shares of newly-issued Class A common stock of the Company, valued at $10.00 per share (the “Company Common Stock”), calculated by dividing (x) $925,000,000, plus (a) the aggregate exercise prices that would be paid to BlackSky if all stock options and all warrants outstanding as of immediately prior to the closing were exercised in full, minus (b) any unfunded amount under BlackSky’s bridge loan, minus (c) the total consideration payable to shares of BlackSky’s Class B common stock, which is equal to the product of (i) the total number of shares of BlackSky’s Class B common stock, par value $0.00001 per share, issued and outstanding as of immediately prior to the effective time of the Merger and (ii) an amount in cash equal to $0.00001 by (y) $10.00.

Effective as of the effective time of the Merger and by virtue of the Merger, each option to purchase shares of BlackSky Class A Common Stock (each, a “BlackSky Stock Option”) that is outstanding and unexercised as of immediately prior to the effective time of the Merger will be converted into an option to acquire a number of shares of Company Class A Common Stock equal to the product obtained by multiplying (x) the number of shares of BlackSky Common Stock subject to the applicable BlackSky Stock Option by (y) the Class A Common Exchange Ratio, and will be subject to the same terms and conditions as were applicable to such BlackSky Stock Option (each an “Assumed Company Stock Option”). For purposes of the Merger Agreement, the Class A Common Exchange Ratio equals the quotient of (A) the residual Total Consideration after taking into account the preferred series preference amounts, divided by $10.00, divided by (B) the number of participating shares of BlackSky Common Stock on a fully diluted basis. The exercise price per share of each Assumed Company Stock Option will be equal to the quotient obtained by dividing (x) the exercise price per share applicable to such BlackSky Stock Option by (y) the Class A Common Exchange Ratio.

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of BlackSky. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $1,340,521, which consists of operating costs of $3,136,234 and provision for income taxes of $1,361, offset by interest income on marketable securities held in the Trust Account of $1,793,627 and an unrealized gain on marketable securities held in our Trust Account of $3,447.

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

For the year ended December 31, 2020, cash used in operating activities was $1,397,955. Net loss of $1,340,521 was affected by interest earned on marketable securities held in the Trust Account of $1,793,627, an unrealized gain on marketable securities held in our Trust Account of $3,447 and a deferred income tax provision of $1,361. Changes in operating assets and liabilities provided $1,738,279 of cash from operating activities.

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $318,041,728 (including approximately $1,792,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew $713,860 of interest earned on the Trust Account to pay for our tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2020, we had cash of $399,516 held outside of the Trust Account and working capital deficit of $1,627,973. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees.

In addition, we have an agreement to pay the underwriters a deferred fee of $11,068,750. The deferred fee will become payable to the representatives of the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Edward E. Cohen*	82	Co-Chairman and Director
Jonathan Z. Cohen*	50	Co-Chairman and Director
David DiDomenico	50	Chief Executive Officer, President and Director
Jeffrey F. Brotman	57	Chief Financial Officer, Chief Legal Officer and Secretary
William Fradin	37	Executive Vice President
Savneet Singh	38	Director
Robert B. Henske	59	Director
Richard Reiss, Jr.	77	Director
Robert B. Tinker	51	Director

*	Jonathan Z. Cohen is the son of Edward E. Cohen

Edward E. Cohen has been the Co-Chairman of our board of directors since June 2019. He has been the Co-Chairman of the board of directors of Osprey Technology Acquisition Corp. II, or Osprey Tech II, a newly formed blank check company, since March 2021. From August 2018 to May 2020, he was Vice Chairman of Falcon Minerals Corporation (Nasdaq: FLMN), formerly Osprey Energy Acquisition Corp., and before that was Executive Chairman of Osprey Energy Acquisition Corp. from April 2017 to August 2018. Mr. Cohen has served as Chairman of HEPCO Capital Management, LLC, a private investment firm making control investments in middle market companies and real estate, since its formation in September 2016. He has been the Vice Chairman of Broadscale Acquisition Corp. (NASDAQ: SCLE), or Broadscale, a newly organized blank check company, since December 2020. Mr. Cohen was Chief Executive Officer of Atlas Energy Group, LLC from February 2015 to May 2020, having also served as Chairman since February 2012. He was Chairman of the board of directors and Chief Executive Officer of the general partner of Atlas Growth Partners, L.P. from its inception in 2013 until 2020. Mr. Cohen served as Chairman of Titan Energy, LLC from 2016 to 2020, and from August 2015 to September 2016, was Executive Chairman of Atlas Resource Partners, L.P., which filed a voluntary pre-packaged plan under Chapter 11 in July 2016, emerging from Chapter 11 as Titan Energy, LLC in September 2016 after confirmation of its plan. In addition, Mr. Cohen was: a director of Resource America, Inc. (formerly a publicly traded specialized asset management company) from 1988 until September 2016 and Chairman of its board of directors from 1990 until September 2016; and Chairman of the board of Resource Capital Corp., now known as Exantas Capital Corp. (NYSE: XAN) (a real estate investment trust) from its formation in 2005 until November 2009 and served on its board until September 2016. Mr. Cohen is also the father of Jonathan Z. Cohen. We believe that Mr. Cohen’s extensive experience enables him to provide valuable perspective and provides us with decisive and effective leadership. Mr. Cohen’s experience in founding, operating and managing public and private companies of varying size and complexity, and his extensive experience in the areas of finance, strategy and mergers and acquisitions enable him to provide valuable expertise to us.

Jonathan Z. Cohen has been the Co-Chairman of our board of directors since June 2019, and before that was our Chief Executive Officer from September 2018 to June 2019. He has been a member of the board of directors of Osprey Tech II since September 2020. He was the Chairman of Falcon Minerals Corporation (Nasdaq: FLMN), formerly Osprey Energy Acquisition Corp., from August 2018 to May 2020, and before that was a Director and Chief Executive Officer of Osprey Energy Acquisition Corp. from April 2017 to August 2018. Mr. Cohen also serves as CEO and Founder of HEPCO Capital Management, LLC, a private investment firm making control investments in middle market companies and real estate, since its formation in September 2016. Since December 2019, he has served as a director of Marathon Petroleum Corporation (NYSE: MPC), a petroleum product refining, marketing, retail and midstream company. From 2017 to 2018, Mr. Cohen has served as a director of Energen Corporation. Previously, Mr. Cohen was CEO (from 2004 to September 2016) and President (from 2003 to September 2016) of Resource America, Inc., an asset manager investing in real estate, financial services and credit until its sale to C-III Capital Partners. Mr. Cohen also co-founded both Atlas Pipeline Partners, L.P., a midstream energy company that was sold to Targa Resources, Inc. in 2015, and Atlas Energy, Inc., an exploration and production company that was sold to Chevron Corporation in 2011. Mr. Cohen was co-founder of the general partner of Arc Logistics Partners LP, and served as Chairman from 2006 until it was sold in December 2017 to Zenith Energy; and founder of Resource Capital Corp., now known as Exantas Capital Corp., a commercial mortgage REIT. Mr. Cohen currently serves as Executive Chairman of Atlas Energy Group, LLC and in connection therewith serves as Executive Vice Chairman and a Class A director of the board of Titan Energy, LLC and Executive Vice Chairman of Atlas Growth Partners, L.P., both affiliates of ATLS. From August 2015 to September 2016, Mr. Cohen was also Executive Vice Chairman of Titan Energy’s predecessor, Atlas Resource Partners, L.P. Atlas Resource Partners and subsidiaries filed a voluntary pre-packaged plan under Chapter 11 in July 2016, which was confirmed and the companies emerged from Chapter 11 in September 2016. Mr. Cohen’s philanthropic endeavors include his role as Chairman of the Executive Committee of Lincoln Center Theater, a Trustee of The American School of Classical Studies in Athens, Greece and Trustee of Arete Foundation, a private family foundation. Mr. Cohen is the son of Edward E. Cohen. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus, including in technology-related industries, and raising debt and equity for such entities, provides him with extensive experience and contacts that will be valuable to us. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business and operational experience, as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to the board of directors to assist with our ultimate business combination transaction.

David DiDomenico has been our Chief Executive Officer and President since June 2019 and a member of our board of directors since July 2019. He has been the Chief Executive Officer and President since September 2020 and a member of the board of directors since March 2021 of Osprey Tech II, Since 2010, Mr. DiDomenico has been a Partner of JANA Partners, an investment advisor based in New York City. As the Head of JANA’s SPAC strategy, Mr. DiDomenico leads JANA’s SPAC efforts and has served as Chief Executive Officer, President and Director of Osprey Tech I (NYSE: SFTW), a special purpose acquisition corporation co-sponsored by JANA, since June 2019. He previously served as a Co-Portfolio Manager of JANA’s hedge fund strategies. Prior to joining JANA Partners LLC in 2010, Mr. DiDomenico was a Managing Director of New Mountain Capital and the Portfolio Manager of the New Mountain Vantage Fund (2005-2010). He was previously an Associate Portfolio Manager at Neuberger Berman (2002-2005). From 1999-2002, Mr. DiDomenico was a member of the Acquisitions Team at Starwood Capital Group where he focused on corporate and real estate transactions. From 1998-1999, he was an Analyst at Tiger Management. Since October 2019, Mr. DiDomenico has served on the board of directors of KAR Auction Services, Inc. (NYSE: KAR), a provider of car auction services in North America and the United Kingdom. He holds an MBA from the Stanford University Graduate School of Business and an AB from Harvard College. We believe that Mr. DiDomenico’s experience investing in and analyzing technology and technology-related companies for over 20 years provides us with access to his extensive and unique expertise in fundamental business analysis, as well as his broad professional relationships with technologists and investors.

Jeffrey F. Brotman has been our Chief Financial Officer, Chief Legal Officer and Secretary since July 2019. He has been the Chief Financial Officer, Chief Legal Officer and Secretary of Osprey Tech II since September 2020. He has been the Chief Legal Officer and Secretary of Falcon Minerals Corporation (Nasdaq: FLMN), formerly Osprey Energy Acquisition Corp., since April 2017 and served as its Chief Financial Officer from April 2017 to June 2019. Mr. Brotman has been Vice Chairman and Chief Operating Officer of HEPCO since its formation in September 2016. HEPCO is a private investment firm making control investments in middle market companies and real estate. He has been the Chief Legal Officer and Secretary of Broadscale since December 2020. Mr. Brotman was Chief Operating Officer and Executive Vice President at Resource America, Inc., formerly a publicly traded asset manager investing in real estate, financial services and credit until its sale to C-III Capital Partners in September 2016. He joined Resource America in 2007, and while at Resource America also served as Executive Vice President of Resource Capital Corp., now known as Exantas Capital Corp., a publicly-traded real estate investment trust, Chairman of the Board of Directors of Primary Capital Mortgage, Director of Leaf Commercial Capital and sat on various investment committees across all product lines. Mr. Brotman was the President and Chief

Executive Officer of Access to Money, Inc. (f/k/a TRM Corp.), a non-bank ATM operator, from March 2006 to June 2007, and served as the Chairman of its Board of Directors from September 2006 through September 2008. Mr. Brotman was a co-founder, and served as Managing Member, of Ledgewood, PC, a Philadelphia based business law firm, from June 1992 to March 2006, and was of counsel until June 2007. He was a Trustee of Resource Real Estate Diversified Income Fund from its inception in March 2013 until September 2016. He has been an adjunct Professor of Law at the University of Pennsylvania Law School since 1990, where he has taught courses in accounting and lending transactions. He is also a Certified Public Accountant (currently inactive) and a licensed Real Estate Broker.

William (Bill) Fradin has been our Executive Vice President since July 2019. He has been the Executive Vice President of Osprey Tech II since September 2020. Mr. Fradin has served as Managing Director and Co-Founder of HEPCO since its formation in September 2016. He is Managing Partner and Founder of Seal Rock Partners, a private equity firm, since its formation in February 2015. Prior to founding Seal Rock Partners, from June 2007 to January 2015, Mr. Fradin was an investment professional at JLL Partners, a middle market private equity firm, and, from June 2005 to June 2007, he was an investment banker at Merrill Lynch & Co. Mr. Fradin holds an AB from Harvard College and an MBA from the Wharton School at the University of Pennsylvania.

Independent Directors

Savneet Singh has been a member of our board of directors since July 2019. He has been a senior advisor to Osprey Tech II since March 2021. Since 2018, he has been President and Chief Executive Officer of Par Technology Corporation (NYSE: PAR), a publicly-traded provider of restaurant point of sale technology, where he is also a member of the board of directors. Mr. Singh is also a partner of CoVenture, LLC, a multi-asset manager with funds in venture capital, direct lending and crypto currency. From 2017 to 2018, Mr. Singh served as the Managing Partner of Tera-Holdings, LLC., a holding company of niche software businesses that he co-founded. In 2009, Mr. Singh co-founded GBI, a financial software platform that allows investors to buy, trade and store physical precious metals. Prior to GBI, Mr. Singh was an investment analyst at Chilton Investment Company where he covered investments in the technology, alternative energy and infrastructure space. In 2018, Mr. Singh joined the board of directors of Blockchain Power Trust (TSXV: BPWR.UN; TEP.DB). He is also on the board of directors of SharpSpring (NYSE: SHSP). He received his BS in Applied Economics and Management from Cornell University. We believe that Mr. Singh’s experience as an entrepreneur, investor and manager of software and technology companies allows him to bring unique insight and a strategic perspective to our company.

Robert (Brad) Henske has served as a member of our board of directors since July 2019. He has served a Treasurer and a director of Stock Farm Inc. since February 2021. From 2007 to 2014, Mr. Henske served as a Managing Director at Hellman & Friedman LLC, a private equity firm focused on companies in the software, information services, media, professional services and financial services industries, where he also served as a Senior Advisor from 2014 to 2016. Before that, from 2005 to 2007, Mr. Henske served as Senior Vice President and General Manager of the Consumer Tax Group (Turbotax) of Intuit Inc. (Nasdaq: INTU). He also served as Intuit’s Chief Financial Officer from 2003 to 2005. From 2000 to 2002, Mr. Henske served as Chief Financial Officer of Synopsys Inc. (NYSE: SNPS), a software company. In the past 5 years, Mr. Henske served on the board of directors of Blackhawk Network Holdings, Inc. (Nasdaq: HAWK) until June 2018, and VeriFone Systems, Inc. (NYSE: PAY) until August 2018. We believe that Mr. Henske’s finance background and experience investing in and analyzing companies in various industries will allow him to add depth to our board of directors and ultimately assist with our eventual business combination transaction.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2020.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves and in the past year has not served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors, except that each of Messrs. Edward Cohen and Jonathan Cohen serve as directors and executive officers of us and have served in the past year as executive officers and/or directors of Atlas Energy Group, LLC, Titan Energy, LLC and Atlas Growth Partners GP, LLC, and each of Messrs. Edward Cohen, Jonathan Cohen and DiDomenico have served in the past year as executive officers and/or directors of Osprey Tech II.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2021, by:

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

Name and Address of Beneficial Owners	Class A Common Stock		Class B Common Stock		Combined Voting Power (2)
	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Edward E. Cohen	—	—	—	—	—	—
Jonathan Z. Cohen(3)	—	—	7,906,250	100.0%	7,906,250	20.0%
David DiDomenico	—	—	—	—	—	—
Jeffrey F. Brotman	—	—	—	—	—	—
William Fradin	—	—	—	—	—	—
Savneet Singh	—	—	—	—	—	—
Robert Henske	—	—	—	—	—	—
Richard Reiss, Jr.	—	—	—	—	—	—
Robert Tinker	—	—	—	—	—	—
All directors and executive officers as a group (nine individuals)	—	—	7,906,250	100.0%	7,906,250	20.0%
5% or Greater Beneficial Owners:
Osprey Sponsor II, LLC(3)	—	—	7,906,250	100.0%	7,906,250	20.0%
Aristeia Capital, L.L.C. (4)	2,007,197	6.3%	—	—	2,007,197	5.1%
Glazer Capital, LLC (5)	3,297,227	10.4%	—	—	3,297,227	8.4%
Magnetar Financial LLC (6)	2,028,372	6.4%	—	—	2,028,372	5.1%
HGC Investment Management Inc.(7)	2,599,900	8.2%	—	—	2,599,900	6.6%

*	Less than 1 percent.
1.	Unless otherwise noted, the business address of each of the persons and entities listed above is 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103.
2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.
3.

Osprey Sponsor II, LLC, our sponsor, is the record holder of the shares reported herein. Jonathan Z. Cohen, our Co-Chairman, is the Manager of our sponsor and is deemed to have voting and dispositive power over the shares held by it.

4.

Shares beneficially owned are based on a Schedule 13G filed with the SEC on February 16, 2021 by Aristeia Capital, L.L.C. (“Aristeia”). According to the Schedule 13G, Aristeia is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. The address for Aristeia is One Greenwich Plaza, 3rd Floor , Greenwich, CT 06830.

5.

Shares beneficially owned are based on a Schedule 13G filed with the SEC on February 16, 2021 by Glazer Capital, LLC (Glazer Capital”) and Mr. Paul J. Glazer (“Mr. Glazer” and, collectively with Glazer Capital, the “Glazer Parties”). According to the Schedule 13G, Mr. Glazer serves as the managing member of Glazer Capital which serves as investment manager of certain funds and managed accounts (collectively, the “Glazer Funds”) which hold the 3,297,227 shares. According to the Schedule 13G, each of the Glazer Parties has shared voting and shared dispositive power over the 3,297,227 shares. The address of each of the Glazer Parties is 250 West 55th Street, Suite 30A, New York, New York 10019.

6.

Shares beneficially owned are based on a Schedule 13G/A filed on behalf of each of the following person (collectively, the “Magnetar Parties”): Magnetar Financial LLC (“Magnetar Financial”); Magnetar Capital Partners LP (Magnetar Capital Partners”); Supernova Management LLC (“Supernova Management”); and Alec N. Litowitz (“Mr. Litowitz”) reporting ownership of 2,028,372 of Osprey’s units (“Units”) consisting of one share of Class A common stock and one-half of one redeemable warrant. According to the Schedule 13G/A, it relates to the Units held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”) and Magnetar Structured Credit Fund, LP (“Structured Credit Fund”) (collectively the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Units held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. According to the Schedule 13G/A, each of the Magnetar Parties has shared voting and shared dispositive power over the 2,028,372 Units. . The address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds from time to time, as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There were no working capital loans outstanding as of December 31, 2020.

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

Administrative Services

Commencing on November 1, 2019, we pay an amount equal to $10,000 per month to our sponsor or its affiliate for office space, utilities, secretarial support and administrative services provided to us. .

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

The firm of Marcum LLP, or Marcum, acted as our independent registered public accounting firm during the years ended December 31, 2020 and December 31, 2019. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2020 and 2019 totaled $53,560 and $52,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2020 and 2019.

Tax Fees

We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2020 and 2019.

All Other Fees

We did not pay Marcum for other services for the years ended December 31, 2020 and 2019.

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

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated October 31, 2019, between the Company and Credit Suisse Securities (USA) LLC(2)

2.1	Agreement and Plan of Merger, dated as of February 17, 2021(1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 1, 2019 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and the Company (2)

4.5	Description of Securities of Osprey Technology Acquisition Corp.(4)

10.1	Letter Agreement, dated October 31, 2019, by and among the Company, its officers, directors and Osprey Sponsor II, LLC (2)

10.2	Investment Management Trust Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration Rights Agreement, dated October 31, 2019, among the Company and certain security holders (2)

10.4	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between the Company and Osprey Sponsor II, LLC (2)

10.5	Administrative Services Agreement, dated October 31, 2019, between the Company and Osprey Sponsor II, LLC (2)

10.6	Form of Indemnity Agreement (3)

10.7	Promissory Note for expenses prior to initial public offering from Osprey Sponsor II, LLC to the Company (3)

14.1	Code of Business Conduct and Ethics (3)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K/A filed on February 22, 2021.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2019.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-234180).
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 6, 2020.

Item 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Technology Acquisition Corp.

Date: March 30, 2021	By: /s/ David DiDomenico
David DiDomenico Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David DiDomenico David DiDomenico	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2021

/s/ Jeffrey F. Brotman Jeffrey F. Brotman	Chief Financial Officer, Chief Legal Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021

/s/ Edward E. Cohen Edward E. Cohen	Co-Chairman of the Board of Directors	March 30, 2021

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Co-Chairman of the Board of Directors	March 30, 2021

/s/ Savneet Singh Savneet Singh	Director	March 30, 2021

/s/ Robert B. Henske Robert B. Henske	Director	March 30, 2021

/s/ Richard Reiss, Jr. Richard Reiss, Jr.	Director	March 30, 2021

/s/ Robert B. Tinker Robert B. Tinker	Director	March 30, 2021

OSPREY TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Osprey Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Osprey Technology Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital deficit as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management’s plans in regard to these matters are also described in Notes 1 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 30, 2021

OSPREY TECHNOLOGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$399,516	$1,083,611
Prepaid expenses	90,424	202,472
Prepaid income taxes	255,364	—

Total Current Assets	745,304	1,286,083
Deferred tax asset	—	1,361
Marketable securities held in Trust Account	318,041,728	316,958,514

TOTAL ASSETS	$318,787,032	$318,245,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,157,963	$181,732
Income taxes payable	—	94,636

Total Current Liabilities	2,157,963	276,368
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	13,226,713	11,345,118

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 29,866,487 and 30,142,702 shares at redemption value as of December 31, 2020 and 2019, respectively	300,560,310	301,900,836

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; 1,758,513 and 1,482,298 shares issued and outstanding (excluding 29,866,487 and 30,142,702 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	175	148
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding as of December 31, 2020 and 2019	791	791
Additional paid-in capital	5,990,848	4,650,349
(Accumulated deficit)/retained earnings	(991,805)	348,716

Total Stockholders’ Equity	5,000,009	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,787,032	$318,245,958

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating costs	$3,136,234	$264,346

Loss from operations	(3,136,234)	(264,346)
Other income:
Interest income on marketable securities held in Trust Account	1,793,627	714,993
Unrealized gain (loss) on marketable securities held in Trust Account	3,447	(6,479)

Other income, net	1,797,074	708,514

(Loss) income before income taxes	(1,339,160)	444,168
Provision for income taxes	(1,361)	(93,275)

Net (loss) income	$(1,340,521)	$350,893

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,578,037	29,584,814

Basic and diluted net income per share, Class A common stock subject to possible redemption	0.06	0.02

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,458,716	7,591,097

Basic and diluted net loss per share, Non-redeemable common stock	$(0.29)	$(0.02)

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	—	$—	9,487,500	$949	$24,051	$(2,177)	$22,823
Forfeiture of common stock by Sponsor	—	—	(1,581,250)	(158)	158	—	—
Sale of 31,625,000 Units, net of underwriting discounts and offering expenses	31,625,000	3,162			298,198,962	—	298,202,124
Sale of 8,325,000 Private Placement Warrants	—	—	—	—	8,325,000	—	8,325,000
Class A common stock subject to possible redemption	(30,142,702)	(3,014)	—	—	(301,897,822)	—	(301,900,836)
Net income	—	—	—	—	—	350,893	350,893

Balance – December 31, 2019	1,482,298	148	7,906,250	791	4,650,349	348,716	5,000,004
Change in value of Class A common stock subject to possible redemption	276,215	27	—	—	1,340,499	—	1,340,526
Net loss	—	—	—	—	—	(1,340,521)	(1,340,521)

Balance – December 31, 2020	1,758,513	$175	7,906,250	$791	$5,990,848	$(991,805)	$5,000,009

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(1,340,521)	$350,893
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,793,627)	(714,993)
Unrealized (gain) loss on marketable securities held in Trust Account	(3,447)	6,479
Deferred income tax provision (benefit)	1,361	(1,361)
Changes in operating assets and liabilities:
Prepaid expenses	112,048	(202,472)
Prepaid income taxes	(255,364)	—
Accounts payable and accrued expenses	1,976,231	180,244
Income taxes payable	(94,636)	94,636

Net cash used in operating activities	(1,397,955)	(286,574)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(316,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	713,860	—

Net cash provided by (used in) investing activities	713,860	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	309,925,000
Proceeds from sale of Private Placement Warrants	—	8,325,000
Proceeds from promissory notes – related party	—	124,992
Repayment of promissory notes – related party	—	(224,992)
Payment of offering costs	—	(571,876)

Net cash provided by financing activities	—	317,578,124

Net Change in Cash	(684,095)	1,041,550
Cash – Beginning	1,083,611	42,061

Cash – Ending	$399,516	$1,083,611

Supplemental cash flow information:
Cash paid for income taxes	$350,000	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$301,534,750

Change in value of Class A common stock subject to possible redemption	$(1,340,526)	$366,086

Deferred underwriting fee payable	$—	$11,068,750

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company has one subsidiary, Osprey Technology Merger Sub, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on February 16, 2021. (“Merger Sub”) (see Note 11).

As of December 31, 2020, the Company had not commenced operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of BlackSky Holdings, Inc., a Delaware corporation (“BlackSky”) (see Note 11).

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

DECEMBER 31, 2020

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—LIQUIDITY AND GOING CONCERN

As of December 31, 2020, the Company had $399,516 in its operating bank accounts, $318,041,728 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $1,627,973, which excludes franchise taxes payable of $40,050 and prepaid income taxes of $255,364. As of December 31, 2020, approximately $1,792,000 of the amount on deposit in the Trust Account represented interest income and unrealized gains, which is available to pay the Company’s tax obligations, if any.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 5, 2021, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Class A common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 24,137,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,693,901	$681,460
Unrealized gain (loss) on marketable securities held in Trust Account	3,255	(6,175)
Less: interest available to be withdrawn for payment of taxes	(272,467)	(200,587)

Net income attributable to Class A common stock subject to possible redemption	$1,424,689	$474,698

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,578,037	29,584,814

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.06	$0.02

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Income (loss)	$(1,340,521)	$350,893

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	Year Ended December 31, 2020	Year Ended December 31, 2019
Less: Net income allocable to Class A Common stock subject to possible redemption	(1,424,689)	(474,698)

Non-Redeemable Net Loss	$(2,765,210)	$(123,805)

Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,458,716	7,591,097

Basic and diluted net loss per share, Non-redeemable common stock	$(0.29)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020 and 2019, the Company incurred and paid $120,000 and $20,000 in fees for these services, respectively.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,758,513 and 1,482,298 shares of Class A common stock issued or outstanding, excluding 29,866,487 and 30,142,702 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 7,906,250 shares of Class B common stock issued and outstanding.

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

DECEMBER 31, 2020

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$290,402	$—
Unrealized (gain) loss on marketable securities	(7,818)	1,361

Total deferred tax assets	282,584	1,361
Valuation Allowance	(282,584)	—

Deferred tax assets, net valuation allowance	$—	$1,361

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$—	$94,636
Deferred	(281,223)	(1,361)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	282,584	—

Income tax provision	$1,361	$93,275

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020 and 2019, the Company had $1,382,869 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and 2019, the change in the valuation allowance was $282,584 and $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	(21.1)%	0.0%

Income tax provision	(0.1)%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 10—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$318,041,728	$316,958,514

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and BlackSky, which provides for, among other things, the merger of Merger Sub with and into BlackSky, with BlackSky continuing as the surviving entity (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination”.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to equity holders of BlackSky at closing (the “Total Consideration”) will be paid in a number of shares of newly-issued Class A common stock of the Company, valued at $10.00 per share (the “Company Common Stock”), calculated by dividing (x) $925,000,000, plus (a) the aggregate exercise prices that would be paid to BlackSky if all stock options and all warrants outstanding as of immediately prior to the closing were exercised in full, minus (b) any unfunded amount under BlackSky’s bridge loan, minus (c) the total consideration payable to shares of BlackSky’s Class B common stock, which is equal to the product of (i) the total number of shares of BlackSky’s Class B common stock, par value $0.00001 per share, issued and outstanding as of immediately prior to the effective time of the Merger and (ii) an amount in cash equal to $0.00001 by (y) $10.00.

Effective as of the effective time of the Merger and by virtue of the Merger, each option to purchase shares of BlackSky Class A Common Stock (each, a “BlackSky Stock Option”) that is outstanding and unexercised as of immediately prior to the effective time of the Merger will be converted into an option to acquire a number of shares of Company Class A Common Stock equal to the product obtained by multiplying (x) the number of shares of BlackSky Common Stock subject to the applicable BlackSky Stock Option by (y) the Class A Common Exchange Ratio, and will be subject to the same terms and conditions as were applicable to such BlackSky Stock Option (each an “Assumed Company Stock Option”). For purposes of the Merger Agreement, the Class A Common Exchange Ratio equals the quotient of (A) the residual Total Consideration after taking into account the preferred series preference amounts, divided by $10.00, divided by (B) the number of participating shares of BlackSky Common Stock on a fully diluted basis. The exercise price per share of each Assumed Company Stock Option will be equal to the quotient obtained by dividing (x) the exercise price per share applicable to such BlackSky Stock Option by (y) the Class A Common Exchange Ratio.

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.