Form 10-K/A
period 2020-12-31
Osprey Technology Acquisition Corp.
filed 2021-05-12
CIK 1753539

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

EXPLANATORY NOTE

Osprey Technology Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of November 5, 2019; as of and for the year ended December 31, 2019; and as of and for the periods ended March 30, 2020, June 30, 2020 and September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in November 2019 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

To pursue such potential opportunities, we will rely on the combination of skills brought to us by our management team, our board of directors, and our sponsor, with support from the entities (and their principals) that collaborated to form our sponsor: HEPCO Capital Management, LLC, or HEPCO, and JANA Capital LLC, or JANA. Our management team is led by our Co-Chairmen Edward E. Cohen, Chairman of HEPCO, and Jonathan Z. Cohen, Chief Executive Officer of HEPCO, and our President and Chief Executive Officer, David DiDomenico, Partner at JANA, and head of its SPAC initiative. We will also leverage the skillsets of other senior employees including our Chief Financial Officer and Chief Legal Officer, Jeffrey Brotman and our Executive Vice-President William Fradin, who are Chief Operating Officer and Managing Director of HEPCO, respectively, and our directors, Savneet Singh and Robert (Bob) Tinker, all experienced operators and/or investors in software and other technology businesses.

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

Although we expect to focus our search for a target business in the technology industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. If our proposed business combination with BlackSky is not consummated and we seek another target business which to pursue our initial business combination, there would be no basis to evaluate the possible merits or risks of any such particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission. Furthermore, it should be understood that none of our sponsor, its direct or indirect members or their affiliates have an investment management, advisory or consulting agreement with us and no such person should be viewed as owing any fiduciary duties to us under the Investment Advisers Act of 1940, as amended.

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

Our warrants are accounted for as a liability and the change in value of our warrants or any other similar derivative liabilities could have a material effect on our financial results.

On April 12, 2021, the SEC’s Acting Director of the Division of Corporation Finance and Acting Chief Accountant together issued guidance regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Guidance”). Specifically, the SEC Guidance focused on certain settlement terms and provisions related to certain partial tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Guidance, we reevaluated the accounting treatment of our 15,812,500 public warrants and 8,325,000 private placement warrants, and concluded that the warrants should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

In connection with the audit of our financial statements for the period ended December 31, 2020, our management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, our audit committee, in consultation with management and after discussion with our independent registered public accounting firm, concluded that our warrants are not indexed to our common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, our audit committee, in consultation with management and after discussion with our independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. As a result of the above, we should have classified the warrants as derivative liabilities in our previously issued financial statements. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Following the issuance of the SEC Guidance, our audit committee, in consultation with management and after discussion with our independent registered public accounting firm, concluded that we should have classified our warrants as derivative liabilities in our previously issued financial statements, and it was appropriate to correct errors in our previously issued audited financial statements as of and for the period ended December 31, 2020 by restating such audited financial information (the “Restatement”). See “—Our warrants are accounted for as a liability and the change in value of our derivative liabilities could have a material effect on our financial results.” As part of such process, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, Such material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the years ended December 31, 2020 and 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

If the proposed business combination with BlackSky is not consummated and we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. If the proposed business combination with BlackSky is not consummated, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. If the proposed business combination with BlackSky is consummated, our post-combination business’s internal controls and procedures over financial reporting will instead be established and maintained following closing of the proposed business combination, and we can provide no assurance that our post-combination business’s internal controls and procedures over financial reporting will be effective.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Guidance, our audit committee, in consultation with management and after discussion with our independent registered public accounting firm, concluded that we should have classified our warrants as derivative liabilities in our previously issued financial statements, and it was appropriate to correct errors in our previously issued audited financial statements as of and for the period ended December 31, 2020 by restating such audited financial information. See “—Our warrants are accounted for as a liability and the change in value of our warrants or any other similar derivative liabilities could have a material effect on our financial results.” As part of the Restatement, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. Such material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the years ended December 31, 2020 and 2019.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised publicly by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this proxy statement/consent solicitation statement/prospectus, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the proposed business combination with BlackSky.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

Results of Operations (As Restated)

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify both the public and private warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $15,265,396, which consists of operating costs of $3,136,234, a change in the fair value of the warrant liability of $13,924,875 and provision for income taxes of $1,361, offset by interest income on marketable securities held in the Trust Account of $1,793,627 and an unrealized gain on marketable securities held in our Trust Account of $3,447.

For the three months ended September 30, 2020, we had a net loss of $10,482,998, which consists of operating costs of $2,205,105, a change in the fair value of the warrant liability of $8,614,625, and an unrealized loss on marketable securities held in our Trust Account of $16,279, offset by interest income on marketable securities held in the Trust Account of $101,658 and income tax benefit of $251,353.

For the nine months ended September 30, 2020, we had a net loss of $13,169,112, which consists of interest income on marketable securities held in the Trust Account of $1,745,490, offset by operating costs of $2,661,813, a change in the fair value of the warrant liability of $12,235,250, and an unrealized loss on marketable securities held in our Trust Account of $20,478 and an income tax benefit of $2,939.

For the three months ended June 30, 2020, we had net loss of $9,128,568, which consists of operating costs of $198,382, a change in the fair value of the warrant liability of $9,014,125, and an unrealized loss on marketable securities held in our Trust Account of $382,449, offset by interest income on marketable securities held in the Trust Account of $435,966 and income tax benefit of $30,422.

For the six months ended June 30, 2020, we had net loss of $2,686,114, which consists of interest income on marketable securities held in the Trust Account of $1,643,832, offset by operating costs of $456,708, a change in the fair value of the warrant liability of $3,620,625, and an unrealized loss on marketable securities held in our Trust Account of $4,199 and a provision of income taxes of $248,414.

For the three months ended March 31, 2020, we had net income of $6,442,454, which consists of interest income on marketable securities held in the Trust Account of $1,207,866, an unrealized gain on marketable securities held in our Trust Account of $378,250, and a change in the fair value of the warrant liability of $5,393,500, offset by operating costs of $258,326 and a provision for income taxes of $278,836.

For the year ended December 31, 2019, we had net loss of $7,209,680, which consists of interest income on marketable securities held in the trust account of $714,993, a change in the fair value of the warrant liability of $6,999,875, transaction costs of $560,698 offset by an unrealized loss on marketable securities held in our trust account of $6,479, operating costs of $264,346 and a provision for income taxes of $93,275.

Liquidity and Capital Resources (As Restated)

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

For the year ended December 31, 2020, cash used in operating activities was $1,397,955. Net loss of $15,265,396 was affected by interest earned on marketable securities held in the Trust Account of $1,793,627, a non-cash charge for the change in the fair value of warrant liabilities of $13,924,875, an unrealized gain on marketable securities held in our Trust Account of $3,447 and a deferred income tax provision of $1,361. Changes in operating assets and liabilities provided $1,738,279 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $286,574. Net loss of $7,209,680 was affected by interest earned on marketable securities held in the Trust Account of $714,993, a non-cash charge for the change in the fair value of warrant liabilities of $6,999,875, transaction costs of $560,698 an unrealized loss on marketable securities held in our trust account of $6,479 and a deferred income tax benefit of $1,361. Changes in operating assets and liabilities provided $72,408 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the years ended December 31, 2020 and 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Restatement of Previously Issued Financial Statements

On May 4, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the years ended December 31, 2020 and 2019; as of November 5, 2019; and as of and for the periods ended March 30, 2020, June 30, 2020 and September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, or revenue.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

David DiDomenico has been a Partner of JANA Partners, an investment advisor based in New York City, since 2010. As the Head of JANA’s SPAC strategy, Mr. DiDomenico leads JANA’s SPAC efforts. He has served as our Chief Executive Officer and President since June 2019 and as a member of our board of directors since July 2019. He has been the Chief Executive Officer and President of Osprey Tech II since September 2020 and a member of its board of directors since March 2021. He previously served as a Co-Portfolio Manager of JANA’s hedge fund strategies. Prior to joining JANA Partners LLC in 2010, Mr. DiDomenico was a Managing Director of New Mountain Capital and the Portfolio Manager of the New Mountain Vantage Fund (2005-2010). He was previously an Associate Portfolio Manager at Neuberger Berman (2002-2005). From 1999-2002, Mr. DiDomenico was a member of the Acquisitions Team at Starwood Capital Group where he focused on corporate and real estate transactions. From 1998-1999, he was an Analyst at Tiger Management. Since October 2019, Mr. DiDomenico has served on the board of directors of KAR Auction Services, Inc. (NYSE: KAR), a provider of car auction services in North America and the United Kingdom. He holds an MBA from the Stanford University Graduate School of Business and an AB from Harvard College. We believe that Mr. DiDomenico’s experience investing in and analyzing technology and technology-related companies for over 20 years provides us with access to his extensive and unique expertise in fundamental business analysis, as well as his broad professional relationships with technologists and investors.

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

Name and Address of Beneficial Owners	Class A Common Stock		Class B Common Stock		Combined Voting Power (2)
	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Edward E. Cohen	—	—	—	—	—	—
Jonathan Z. Cohen(3)	—	—	7,906,250	100.0%	7,906,250	20.0%
David DiDomenico	—	—	—	—	—	—
Jeffrey F. Brotman	—	—	—	—	—	—
William Fradin	—	—	—	—	—	—
Savneet Singh	—	—	—	—	—	—
Robert Henske	—	—	—	—	—	—
Richard Reiss, Jr.	—	—	—	—	—	—
Robert Tinker	—	—	—	—	—	—
All directors and executive officers as a group (nine individuals)	—	—	7,906,250	100.0%	7,906,250	20.0%
5% or Greater Beneficial Owners:
Osprey Sponsor II, LLC(3)	—	—	7,906,250	100.0%	7,906,250	20.0%
Aristeia Capital, L.L.C.(4)	2,007,197	6.3%	—	—	2,007,197	5.1%
Glazer Capital, LLC(5)	3,297,227	10.4%	—	—	3,297,227	8.4%
Magnetar Financial LLC(6)	2,028,372	6.4%	—	—	2,028,372	5.1%
HGC Investment Management Inc.(7)	2,599,900	8.2%	—	—	2,599,900	6.6%

*	Less than 1 percent.
1.	Unless otherwise noted, the business address of each of the persons and entities listed above is 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103.
2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.
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

No.	Description of Exhibit

1.1	Underwriting Agreement, dated October 31, 2019, between the Company and Credit Suisse Securities (USA) LLC(2)

2.1	Agreement and Plan of Merger, dated as of February 17, 2021(1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 1, 2019 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and the Company (2)

4.5	Description of Securities of Osprey Technology Acquisition Corp.(4)

10.1	Letter Agreement, dated October 31, 2019, by and among the Company, its officers, directors and Osprey Sponsor II, LLC (2)

10.2	Investment Management Trust Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration Rights Agreement, dated October 31, 2019, among the Company and certain security holders (2)

10.4	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between the Company and Osprey Sponsor II, LLC (2)

10.5	Administrative Services Agreement, dated October 31, 2019, between the Company and Osprey Sponsor II, LLC (2)

10.6	Form of Indemnity Agreement (3)

10.7	Promissory Note for expenses prior to initial public offering from Osprey Sponsor II, LLC to the Company (3)

14.1	Code of Business Conduct and Ethics (3)

21.1	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K/A filed on February 22, 2021.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2019.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-234180).

(4)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 6, 2020.

Item 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Technology Acquisition Corp.

Date: May 12, 2021	By: /s/ David DiDomenico
David DiDomenico Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David DiDomenico David DiDomenico	Chief Executive Officer, President and Director (Principal Executive Officer)	May 12, 2021

/s/ Jeffrey F. Brotman Jeffrey F. Brotman	Chief Financial Officer, Chief Legal Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 12, 2021

/s/ Edward E. Cohen Edward E. Cohen	Co-Chairman of the Board of Directors	May 12, 2021

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Co-Chairman of the Board of Directors	May 12, 2021

/s/ Savneet Singh Savneet Singh	Director	May 12, 2021

/s/ Robert B. Henske Robert B. Henske	Director	May 12, 2021

/s/ Richard Reiss, Jr. Richard Reiss, Jr.	Director	May 12, 2021

/s/ Robert B. Tinker Robert B. Tinker	Director	May 12, 2021

OSPREY TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Osprey Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Osprey Technology Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital deficit as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management’s plans in regard to these matters are also described in Notes 3 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2020 and 2019 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 30, 2021, except for the effects of the restatements discussed for warrants in Note 2, for which the date is May 12, 2021.

OSPREY TECHNOLOGY ACQUISITION CORP.

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$399,516	$1,083,611
Prepaid expenses	90,424	202,472
Prepaid income taxes	255,364	—

Total Current Assets	745,304	1,286,083
Deferred tax asset	—	1,361
Marketable securities held in Trust Account	318,041,728	316,958,514

TOTAL ASSETS	$318,787,032	$318,245,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,157,963	$181,732
Income taxes payable	—	94,636

Total Current Liabilities	2,157,963	276,368
Warrant liabilities	35,731,875	21,807,000
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	48,958,588	33,152,118

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 26,315,833 and 27,965,424 shares at redemption value as of December 31, 2020 and 2019, respectively	264,828,435	280,093,836

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; 5,309,167 and 3,659,576 shares issued and outstanding (excluding 26,315,833 and 27,965,424 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	530	365
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding as of December 31, 2020 and 2019	791	791
Additional paid-in capital	27,475,941	12,210,705
Accumulated deficit	(22,477,253)	(7,211,857)

Total Stockholders’ Equity	5,000,009	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,787,032	$318,245,958

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,
	2020	2019
Operating costs	$3,136,234	$264,346

Loss from operations	(3,136,234)	(264,346)
Other income:
Interest income on marketable securities held in Trust Account	1,793,627	714,993
Change in fair value of warrant liabilities	(13,924,875)	(6,999,875)
Transaction costs	—	(560,698)
Unrealized gain (loss) on marketable securities held in Trust Account	3,447	(6,479)

Other income, net	(12,127,801)	(6,852,059)

Loss before income taxes	(15,264,035)	(7,116,405)
Provision for income taxes	(1,361)	(93,275)

Net loss	$(15,265,396)	$(7,209,680)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,639,376	28,129,383

Basic and diluted net income per share, Class A common stock subject to possible redemption	0.05	0.02

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,891,874	7,814,396

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(1.39)	$(0.98)

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Ttal Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	—	$—	9,487,500	$949	$24,051	$(2,177)	$22,823
Forfeiture of common stock by Sponsor	—	—	(1,581,250)	(158)	158	—	—
Sale of 31,625,000 Units, net of underwriting discounts and offering expenses	31,625,000	3,162			289,114,035	—	289,117,197
Contribution for payment in excess of fair value of private warrants					3,163,500	—	3,163,500
Class A common stock subject to possible redemption	(27,965,424)	(2,797)	—	—	(280,091,039)	—	(280,093,836)
Net loss	—	—	—	—	—	(7,209,680)	(7,209,680)

Balance – December 31, 2019	3,659,576	365	7,906,250	791	12,210,705	(7,211,857)	5,000,004
Change in value of Class A common stock subject to possible redemption	1,649,591	165	—	—	15,265,236	—	15,265,401
Net loss	—	—	—	—	—	(15,265,396)	(15,265,396)

Balance – December 31, 2020	5,309,167	$530	7,906,250	$791	$27,475,941	$(22,477,253)	$5,000,009

The accompanying notes are an integral part of the financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(15,265,396)	$(7,209,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,793,627)	(714,993)
Change in fair value of warrant liabilities	13,924,875	6,999,875
Transaction costs		560,698
Unrealized (gain) loss on marketable securities held in Trust Account	(3,447)	6,479
Deferred income tax provision (benefit)	1,361	(1,361)
Changes in operating assets and liabilities:
Prepaid expenses	112,048	(202,472)
Prepaid income taxes	(255,364)	—
Accounts payable and accrued expenses	1,976,231	180,244
Income taxes payable	(94,636)	94,636

Net cash used in operating activities	(1,397,955)	(286,574)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(316,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	713,860	—

Net cash provided by (used in) investing activities	713,860	(316,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	309,925,000
Proceeds from sale of Private Placement Warrants	—	8,325,000
Proceeds from promissory notes – related party	—	124,992
Repayment of promissory notes – related party	—	(224,992)
Payment of offering costs	—	(571,876)

Net cash provided by financing activities	—	317,578,124

Net Change in Cash	(684,095)	1,041,550
Cash – Beginning	1,083,611	42,061

Cash – Ending	$399,516	$1,083,611

Supplemental cash flow information:
Cash paid for income taxes	$350,000	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$286,727,625

Change in value of Class A common stock subject to possible redemption	$(15,265,401)	$(6,633,789)

Initial classification of warrant liabilities	$—	$(14,807,125)

Deferred underwriting fee payable	$—	$11,068,750

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

The Company has one subsidiary, Osprey Technology Merger Sub, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on February 16, 2021. (“Merger Sub”) (see Note 13).

As of December 31, 2020, the Company had not commenced operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of BlackSky Holdings, Inc., a Delaware corporation (“BlackSky”) (see Note 13).

The registration statements for the Company’s Initial Public Offering were declared effective on October 31, 2019. On November 5, 2019, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275,000,000, which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Osprey Sponsor II, LLC (the “Sponsor”), generating gross proceeds of $7,500,000, which is described in Note 6.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s officers, directors or any of their affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. (See Notes 4, 6, 9, 10 and 12).

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 5, 2019 (audited)
Total Liabilities	$9,625,000	$13,037,500	$22,662,500
Warrant Liabilities	—	13,037,500	13,037,500
Class A Common Stock Subject to Possible Redemption	261,728,500	(13,037,500)	248,691,000
Class A Common Stock	133	130	263
Additional Paid-in Capital	5,016,450	491,371	5,507,821
Accumulated Deficit	(17,365)	(491,501)	(508,866)
Total Stockholders’ Equity	5,000,009	—	5,000,009

Number of Class A common stock subject to redemption	26,172,850	(1,303,750)	24,869,100

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Balance sheet as of December 31, 2019 (audited)
Total Liabilities	$11,345,118	$21,807,000	$33,152,118
Warrant Liabilities	—	21,807,000	21,807,000
Class A Common Stock Subject to Possible Redemption	301,900,836	(21,807,000)	280,093,836
Class A Common Stock	148	217	365
Additional Paid-in Capital	4,650,349	7,560,356	12,210,705
(Accumulated Deficit) Retained Earnings	348,716	(7,560,573)	(7,211,857)
Total Stockholders’ Equity	5,000,004	—	5,000,004

Number of Class A common stock subject to redemption	30,142,702	(2,177,278)	27,965,424

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$11,569,881	$16,413,500	$27,983,381
Warrant Liabilities	—	16,413,500	16,413,500
Class A Common Stock Subject to Possible Redemption	302,949,785	(16,413,500)	286,536,285
Class A Common Stock	150	163	313
Additional Paid-in Capital	3,601,398	2,166,910	5,768,308
(Accumulated Deficit) Retained Earnings	1,397,670	(2,167,073)	(769,403)
Total Stockholders’ Equity	5,000,009	—	5,000,009

Number of Class A common stock subject to redemption	30,120,192	(1,631,880)	28,488,312

Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$11,436,321	$25,427,625	$36,863,946
Warrant Liabilities	—	25,427,625	25,427,625
Class A Common Stock Subject to Possible Redemption	302,835,347	(25,427,625)	277,407,722
Class A Common Stock	150	253	403
Additional Paid-in Capital	3,715,836	11,180,945	14,896,781
(Accumulated Deficit) Retained Earnings	1,283,227	(11,181,198)	(9,897,971)
Total Stockholders’ Equity	5,000,004	—	5,000,004

Number of Class A common stock subject to redemption	30,119,559	(2,528,994)	27,590,565

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$12,941,784	$34,042,250	$46,984,034
Warrant Liabilities	—	34,042,250	34,042,250
Class A Common Stock Subject to Possible Redemption	300,966,968	(34,042,250)	266,924,718
Class A Common Stock	171	338	509
Additional Paid-in Capital	5,584,194	19,795,485	25,379,679
Accumulated Deficit	(585,146)	(19,795,823)	(20,380,969)
Total Stockholders’ Equity	5,000,010	—	5,000,010

Number of Class A common stock subject to redemption	29,908,965	(3,382,991)	26,525,974

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$13,226,713	$35,731,875	$48,958,588
Warrant Liabilities	—	35,731,875	35,731,875
Class A Common Stock Subject to Possible Redemption	300,560,310	(35,731,875)	264,828,435
Class A Common Stock	175	355	530
Additional Paid-in Capital	5,990,848	21,485,093	27,475,941
Accumulated Deficit	(991,805)	(21,485,448)	(22,477,253)
Total Stockholders’ Equity	5,000,009	—	5,000,009

Number of Class A common stock subject to redemption	29,866,487	(3,550,654)	26,315,833

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of operations for Year ended December 31, 2019 (audited)
Net income (loss)	$350,893	$(7,560,573)	$(7,209,680)
Transaction Costs	—	(560,698)	(560,698)
Change in fair value of warrant liabilities	—	(6,999,875)	(6,999,875)
Weighted average shares outstanding of Class A redeemable common stock	29,584,814	(1,455,432)	28,129,383
Basic and diluted net income per share, Class A redeemable common stock	0.02	—	0.02
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	7,591,097	223,299	7,814,396
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(0.96)	(0.98)

Statement of operations for Three months ended March 31, 2020 (unaudited)
Net loss	$1,048,954	$5,393,500	$6,442,454
Change in fair value of warrant liabilities	—	5,393,500	5,393,500
Weighted average shares outstanding of Class A redeemable common stock	30,120,192	(2,177,278)	27,965,424
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,388,548	2,177,278	11,565,826
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	(0.02)	0.48	0.46

Statement of operations for Three months ended June 30, 2020 (unaudited)
Net loss	$(114,443)	$(9,014,125)	$(9,128,568)
Change in fair value of warrant liabilities	—	(9,014,125)	(9,014,125)
Weighted average shares outstanding of Class A redeemable common stock	30,119,559	(1,631,880)	28,488,312
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,411,058	1,631,880	11,042,938
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(0.81)	(083)

Statement of operations for Six months ended June 30, 2020 (unaudited)
Net loss	$934,511	$(3,620,625)	$(2,686,114)
Change in fair value of warrant liabilities	—	(3,620,625)	(3,620,625)
Weighted average shares outstanding of Class A redeemable common stock	30,131,447	(1,904,579)	28,226,868
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,399,803	1,904,579	11,304,382
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.03)	(0.31)	(0.34)

Statement of operations for Three months ended September 30, 2020 (unaudited)
Net loss	$(1,868,373)	$(8,614,625)	$(10,482,998)
Change in fair value of warrant liabilities	—	(8,614,625)	(8,614,625)
Weighted average shares outstanding of Class A redeemable common stock	29,908,965	(2,528,994)	27,590,565

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,411,691	2,528,994	11,940,685
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.21)	(0.67)	(0.88)

Statement of operations for Nine months ended September 30, 2020 (unaudited)
Net loss	$(933,862)	$(12,235,250)	$(13,169,112)
Change in fair value of warrant liabilities	—	(12,235,250)	(12,235,250)
Weighted average shares outstanding of Class A redeemable common stock	30,127,455	(2,114,237)	28,013,219
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,403,795	2,114,237	11,518,031
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.25)	(1.00)	(1.25)

Statement of operations for Year ended December 31, 2020 (audited)
Net loss	$(1,340,521)	$(13,924,875)	$(15,265,396)
Change in fair value of warrant liabilities	—	(13,924,875)	(13,924,875)
Weighted average shares outstanding of Class A redeemable common stock	22,578,037	5,061,339	27,639,376
Basic and diluted net income per share, Class A redeemable common stock	0.06	(0.01)	0.05
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,458,716	2,433,158	11,891,874
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.29)	(1.10)	(1.39)

Statements of Cash Flows for Year ended December 31, 2019 (audited)
Net loss	$350,893	$(7,560,573)	$(7,209,680)
Transaction costs allocable to warrant liabilities	—	560,698	560,698
Change in fair value of warrant liabilities	—	6,999,875	6,999,875

Statements of Cash Flows for Period ended March 31, 2020 (audited)
Net loss	$1,048,954	$5,393,500	$6,442,454
Change in fair value of warrant liabilities	—	(5,393,500)	(5,393,500)

Statements of Cash Flows for six months ended June 30, 2020 (audited)
Net loss	$934,511	$(3,620,625)	$(2,686,114)
Change in fair value of warrant liabilities	—	3,620,625	3,620,625

Statements of Cash Flows for nine months ended September 30, 2020 (audited)
Net loss	$(933,862)	$(12,235,250)	$(13,169,112)
Change in fair value of warrant liabilities	—	12,235,250	12,235,250

Statements of Cash Flows for Year ended December 31, 2020 (audited)
Net loss	$(1,340,521)	$(13,924,875)	$(15,265,396)
Change in fair value of warrant liabilities	—	13,924,875	13,924,875

NOTE 3—LIQUIDITY AND GOING CONCERN

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Offering Costs

Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Deferred offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities have been expensed, and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock have been charged to stockholders’ equity.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a Binomial Lattice Model (see Note 11).

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 24,137,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,492,477	$632,256
Unrealized gain (loss) on marketable securities held in Trust Account	2,868	(5,729)
Less: interest available to be withdrawn for payment of taxes	(240,068)	(186,104)

Net income attributable to Class A common stock subject to possible redemption	$1,255,278	$440,423

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,639,376	28,129,383

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.02

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(15,265,396)	$(7,209,680)

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	Year Ended December 31, 2020	Year Ended December 31, 2019
Less: Net income allocable to Class A Common stock subject to possible redemption	(1,255,278)	(440,423)

Non-Redeemable Net Loss	$(16,520,674)	$(7,650,103)

Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,891,874	7,814,396

Basic and diluted net loss per share, Non-redeemable common stock	$(1.39)	$(0.98)

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

NOTE 5—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 31,625,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 4,125,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a purchase price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 6—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and the exercise of underwriters’ over-allotment option, the Sponsor purchased an aggregate of 8,325,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,325,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and all underlying securities will expire worthless. At the date of the IPO, the fair value of the Private Placement Warrants was $0.62. The difference between the purchase price of $1 and the fair value at the IPO date of $0.62 was recorded within equity as a contribution in excess of the fair value of the Private Placement Warrants.

NOTE 7—RELATED PARTY TRANSACTIONS

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

NOTE 8—COMMITMENTS

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

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 5,309,167 and 3,659,576 shares of Class A common stock issued or outstanding, excluding 26,315,833 and 27,965,424 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 10—WARRANT LIABILITIES

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

NOTE 11 — INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(19.2)%	(20.7)%
Transaction costs allocable to warrant liabilities	0.0%	(1.7)%
Valuation allowance	(1.9)%	0.0%

Income tax provision	(0.1)%	(1.4)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 12—FAIR VALUE MEASUREMENTS

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$318,041,728	$316,958,514

Liabilities:
Warrant Liability – Public Warrants	1	23,244,375	14,231,250
Warrant Liability – Private Placement Warrants	3	12,487,500	7,575,750

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private and Public Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the public warrants for periods where no observable traded price were available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Binomial Lattice Model for the initial measurement of Public Warrants and Private Placement Warrants and subsequent measurement of the Private Place Warrants are as follows:

Input	November 5, 2019 (Initial Measurement)	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Risk-free interest rate	1.66%	1.76%	0.45%	0.35%	0.32%	0.38%
Market price of public stock	$9.69	$9.78	$9.72	$10.05	$10.19	$10.47
Dividend Yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Implied volatility	10.7%	13.8%	14.4%	17.9%	22.1%	21.8%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50

On November 5, 2019, the Private Placement Warrants and Public Warrants were determined to be $0.62 and $0.61 per warrant for aggregate values of $4.7 million and $8.4 million, respectively. On December 31, 2019, the Private Placement Warrants and Public Warrants were determined to be $0.91 and $0.90 per warrant for aggregate values of $7.6 million and $14.2 million, respectively. On December 31, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.50 and $1.47 per warrant for aggregate values of $12.5 million and $23.2 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2018	$—	$—	$—
Initial measurement on November 5, 2019 (IPO)	4,650,000	8,387,500	13,037,500
Initial measurement on November 13, 2019 (over-allotment)	511,500	1,258,125	1,769,625
Change in valuation inputs or other assumptions	2,414,250	4,585,625	6,999,875

Fair value as of December 31, 2019	7,575,750	14,231,250	21,807,000
Change in valuation inputs or other assumptions	(1,914,750)	(3,478,750)	(5,393,000)

Fair value as of March 31, 2020	5,661,000	10,752,500	16,413,500
Change in valuation inputs or other assumptions	3,163,500	5,850,625	9,014,125

Fair value as of June 30, 2020	8,824,500	16,603,125	25,427,625
Change in valuation inputs or other assumptions	3,080,250	5,534,375	8,614,625

Fair value as of September 30, 2020	11,904,750	22,137,500	34,042,250
Change in valuation inputs or other assumptions	582,750	1,106,875	1,689,625

Fair value as of December 31, 2020	$12,487,500	$23,244,375	$35,731,875

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2018	$—	$—	$—
Initial measurement on November 5, 2019	4,650,000	8,387,500	13,037,500
Initial measurement on November 13, 2019 (over-allotment)	511,500	1,258,125	1,769,625
Change in valuation inputs or other assumptions	2,414,250	4,585,625	6,999,875

Fair value as of December 31, 2019	7,575,750	14,231,250	21,807,000
Change in valuation inputs or other assumptions	4,911,750	9,013,125	13,924,875

Fair value as of December 31, 2020	$12,487,500	$23,244,375	$35,731,875

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9,645,625 during the period from November 11, 2019 through December 31, 2019.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 13—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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