Form 10-Q
period 2021-03-31
Osprey Technology Acquisition Corp.
filed 2021-05-24
CIK 1753539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, 39,531,250 shares of common stock, par value $0.0001 per share were issued and outstanding.

OSPREY TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$171,208	$399,516
Prepaid expenses	64,167	90,424
Prepaid income taxes	255,364	255,364

Total Current Assets	490,739	745,304
Marketable securities held in Trust Account	318,053,820	318,041,728

TOTAL ASSETS	$318,544,559	$318,787,032

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,064,980	$2,157,963
Total Current Liabilities	4,064,980	2,157,963
Warrant liabilities	46,453,375	35,731,875
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	61,587,105	48,958,588

Commitments (Note 7)
Class A common stock subject to possible redemption, 31,625,000 and 26,315,833 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	318,259,184	264,828,435

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 150,000,000 shares authorized; 0 and 5,309,167 shares issued and outstanding (excluding 31,625,000 and 26,315,833 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	530
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	27,475,941
Accumulated deficit	(61,302,521)	(22,477,253)

Total Stockholders’ (Deficit) Equity	(61,301,730)	5,000,009

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$318,544,559	$318,787,032

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Operating and formation costs	$2,201,632	$258,326

Loss from operations	(2,201,632)	(258,326)
Other income (expense):
Change in fair value of warrant liability	(10,721,500)	5,393,500
Interest earned on marketable securities held in Trust Account	47,155	1,207,866
Unrealized gain on marketable securities held in Trust Account	4,987	378,250

Other (expense) income, net	(10,669,358)	6,979,616

(Loss) Income before provision for income taxes	(12,870,990)	6,721,290
Provision for income taxes	—	(278,836)

Net (loss) income	$(12,870,990)	$6,442,454

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,793,444	27,965,424

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,737,806	11,565,826

Basic and diluted net loss per share, Non-redeemable common stock	$(1.20)	$0.46

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	5,309,167	$530	7,906,250	$791	$27,475,941	$(22,477,253)	$5,000,009
Change in value of common stock subject to possible redemption	(5,309,167)	(530)	—	—	(27,475,941)	(25,954,278)	(53,430,749)
Net loss	—	—	—	—	—	(12,870,990)	(12,870,990)

Balance – March 31, 2021	—	$—	7,906,250	$791	$—	$(61,302,521)	$(61,301,730)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	3,659,576	$365	7,906,250	$791	$12,210,705	$(7,211,857)	$5,000,004
Change in value of common stock subject to possible redemption	(522,887)	(52)	—	—	(6,442,397)	—	(6,442,449)
Net income			—	—	—	6,442,454	6,442,454

Balance – March 31, 2020	3,136,689	$313	7,906,250	$791	$5,768,308	$(769,403)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(12,870,990)	$6,442,454
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	10,721,500	(5,393,500)
Interest income earned on marketable securities held in Trust Account	(47,155)	(1,207,866)
Unrealized gain on marketable securities held in Trust Account	(4,987)	(378,250)
Deferred income tax provision	—	80,793
Changes in operating assets and liabilities:
Prepaid expenses	26,257	(30,985)
Accounts payable and accrued expenses	1,907,017	(52,712)
Income taxes payable	—	198,043

Net cash used in operating activities	(268,358)	(342,023)

Cash Flows from Investing Activities:
Interest withdrawn for tax payments	40,050	115,392

Net cash provided by investing activities	40,050	115,392

Net Change in Cash	(228,308)	(226,631)
Cash – Beginning	399,516	1,083,611

Cash – Ending	$171,208	856,980

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$53,430,749	$6,442,449

The accompanying notes are an integral part of the unaudited condensed financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company has one subsidiary, Osprey Technology Merger Sub, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on February 16, 2021. (“Merger Sub”) (see Note 7).

As of March 31, 2021, the Company had not commenced operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of BlackSky Holdings, Inc., a Delaware corporation (“BlackSky”) (see Note 7).

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

MARCH 31, 2021

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 2—GOING CONCERN

As of March 31, 2021, the Company had $171,208 in its operating bank accounts, $318,053,820 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $3,779,605, which excludes franchise taxes payable of $50,000 and prepaid income taxes of $255,364. As of March 31, 2021, approximately $1,804,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

Until the consummation of a Business Combination, the Company use the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 12, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, and that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2021 and December 31, 2020, both the Public Warrants and Private Placement Warrants were accounted for as liabilities (see Note 8).”

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a Binomial Lattice Model (see Note 9).

Class A common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The value of the redeemable common stock is adjusted for amounts that are due to be repaid to the Trust Account for prepaid taxes, net of amounts that may withdrawn for the payment of the Company’s taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of share of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$37,333	$1,088,046
Unrealized gain on marketable securities held in Trust Account	3,948	340,728
Less: interest available to be withdrawn for payment of taxes	(39,585)	(296,216)

Net income attributable to Class A common stock subject to possible redemption	$1,696	$1,132,558

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,793,444	28,488,312

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net (Loss) Income	$(12,870,990)	$6,442,454
Less: Net income allocable to Class A Common stock subject to possible redemption	(1,696)	(1,132,558)

Non-Redeemable Net (Loss) Income	$(12,872,686)	$5,309,896

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,737,806	11,565,826

Basic and diluted net (loss) income per share, Non-redeemable common stock	$(1.20)	$0.46

(1)

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 24,137,500 shares in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 6—RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Sponsor purchased 125,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In September 2018, the Company effectuated a 69-for-1 forward stock split of its Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As adjusted for the 1.1 for 1 stock dividend in October 2019 (see below), such amounts totaled 9,487,500 Founder Shares outstanding, of which 1,237,500 shares were subject to forfeiture. In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,581,250 Founder Shares (as adjusted for the 1.1 for 1 stock dividend in October 2019), resulting in an aggregate of 7,187,500 Founder Shares outstanding, of which an aggregate of up to 937,500 shares were subject to forfeiture. In October 2019, the Company effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 7,906,250 Founder Shares outstanding, of which an aggregate of up to 1,031,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 8. In connection with the underwriters’ exercise of the over-allotment option in full, 1,031,250 Founder Shares are no longer subject to forfeiture.

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 5, 2019, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2021 and 2020, the Company incurred $30,000 in fees for these services, respectively, $10,000 of which is included in accounts payable and accrued expenses in the accompanying balance sheet for the three months ended March 31, 2021.

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

Merger Agreement

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

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Sponsor Support Agreement

On February 17, 2021, concurrently with the execution of the BlackSky merger agreement the Sponsor, Osprey, BlackSky Holdings, and each of the other persons set forth on the signature pages thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor, solely in its capacity as a stockholder of Osprey, has agreed, among other things, (a) to waive certain anti-dilution rights set forth in Section 4.3(b) of Osprey’s amended and restated certificate of incorporation that may result from the transactions contemplated by the BlackSky merger agreement, (b) not to, directly or indirectly, transfer any of its shares of Class B common stock and warrants of Osprey prior to the effective time of the Merger, (c) to vote in favor of the adoption of the BlackSky merger agreement and the Transactions at a meeting of Osprey’s stockholders to be held to approve the proposed Transactions and other related matters, (d) not to redeem or elect to cause Osprey to redeem any of its shares of Class B common stock or warrants of Osprey in connection with the transactions and (e) with respect to certain shares of Class B common stock (and Class A shares issued upon conversion) until the seven-year anniversary of the consummation of the transactions (subject to certain limited exceptions), not to transfer such shares until Osprey Common Stock achieves a trading price exceeding certain dollar thresholds set forth in the Sponsor Support Agreement and (e) with respect to certain warrants, not exercise any such warrants unless and until Osprey Common Stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Stockholder Support Agreement

On February 17, 2021, Osprey also announced entry into a Stockholder Support Agreement (the “Stockholder Support Agreement”) by and among Osprey, Merger Sub, BlackSky Holdings and certain stockholders of BlackSky Holdings named therein (collectively the “Key Stockholders”), pursuant to which the Key Stockholders have agreed to, among other things, vote in favor of the BlackSky merger agreement and the transactions contemplated thereby, including agreeing to execute a written consent constituting the requisite BlackSky Holdings stockholder approval within five (5) business days of the Registration Statement becoming effective, unless the Merger is no longer recommended by BlackSky Holdings board of directors in accordance with the BlackSky merger agreement, in which case the Key Stockholders have agreed to vote a number of shares not to exceed 35% of the shares of BlackSky Holdings stock approving the BlackSky merger agreement and the transactions contemplated thereby and are entitled, in their sole discretion, to vote their remaining shares in any manner. The Stockholder Support Agreement will terminate upon the earlier to occur of: (a) the effective time of the Merger, (b) the date of the termination of the BlackSky merger agreement in accordance with its terms, (c) the effective date of a written agreement of Osprey, Merger sub, BlackSky Holdings and the Key Stockholders terminating the Stockholder Support Agreement, and (d) the election of the Key Stockholders, in their sole discretion, to terminate the Stockholder Support Agreement following any amendment, waiver or other modification of any term or provision of the BlackSky merger agreement without the prior written consent with respect thereto of such stockholder that reduces or changes the form of consideration payable to BlackSky Holdings stockholders pursuant to the BlackSky merger agreement.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 0 and 5,309,167 shares of Class A common stock issued or outstanding, excluding 31,625,000 and 26,315,833 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.

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

NOTE 9—WARRANT LIABILITY

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption;

•

if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

•	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In addition, (x) if the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a newly issued price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the market value (as defined in the warrant agreement) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$318,053,820	$318,041,728
Liabilities:
Warrant Liability – Public Warrants	1	26,723,125	23,244,375
Warrant Liability – Private Placement Warrants	3	19,730,250	12,487,500

OSPREY TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Placement and Public Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price were available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

The key inputs into the Binomial Lattice Model for the initial measurement of Public Warrants and Private Placement Warrants and subsequent measurement of the Private Place Warrants are as follows:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.88%	0.38%
Market price of public stock	$10.32	$10.47
Dividend Yield	0.00%	0.00%
Implied volatility	23.8%	21.8%
Exercise price	11.50	$11.50

On December 31, 2020, the Private Placement Warrants and Public Warrants were determined to be valued at $1.50 and $1.47 per warrant for aggregate values of $12.5 million and $23.2 million, respectively. On March 31, 2021, the Private Placement Warrants and Public Warrants were determined to be valued at $2.37 and $1.69 per warrant for aggregate values of $19.7 million and $26.7 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

For the three month-period ended Mach 31, 2021	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$12,487,500	$23,244,375	$35,731,875
Change in valuation inputs or other assumptions	7,242,750	3,478,750	10,721,500

Fair value as of December 31, 2020	$19,730,250	$26,723,125	$46,453,375

For the three month-period ended Mach 31, 2020	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$7,575,750	$14,231,250	$21,807,000
Change in valuation inputs or other assumptions	(1,914,750)	(3,478,750)	(5,393,500)

Fair value as of March 31, 2020	$5,661,000	$10,752,500	$16,413,500

During the three-month periods ended March 31, 2021 and March 31, 2020, respectively, there were no transfers out of Level 3.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us,” “Osprey” or the “Company” refer to Osprey Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Osprey Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency that has adversely impacted global activity and contributed to significant declines and volatility in financial markets. Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its ability to successfully complete a Business Combination.

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

Sponsor Support Agreement

On February 17, 2021, concurrently with the execution of the BlackSky merger agreement the Sponsor, Osprey, BlackSky Holdings, and each of the other persons set forth on the signature pages thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor, solely in its capacity as a stockholder of Osprey, has agreed, among other things, (a) to waive certain anti-dilution rights set forth in Section 4.3(b) of Osprey’s amended and restated certificate of incorporation that may result from the transactions contemplated by the BlackSky merger agreement, (b) not to, directly or indirectly, transfer any of their shares of its Class B common stock and warrants of Osprey prior to the effective time of the Merger, (c) to vote in favor of the adoption of the BlackSky merger agreement and the Transactions at a meeting of Osprey’s stockholders to be held to approve the proposed Transactions and other related matters, (d) not to redeem or elect to cause Osprey to redeem any of its shares of Class B common stock or warrants of Osprey in connection with the transactions and (e) with respect to certain shares of Class B common stock (and Class A shares issued upon conversion) until the seven-year anniversary of the consummation of the transactions (subject to certain limited exceptions), not to transfer such shares until Osprey Common Stock achieves a trading price exceeding certain dollar thresholds set forth in the Sponsor Support Agreement and (e) with respect to certain warrants, not exercise any such warrants unless and until Osprey Common Stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Stockholder Support Agreement

On February 17, 2021, Osprey also announced entry into a Stockholder Support Agreement (the “Stockholder Support Agreement”) by and among Osprey, Merger Sub, BlackSky Holdings and certain stockholders of BlackSky Holdings named therein (collectively the “Key Stockholders”), pursuant to which the Key Stockholders have agreed to, among other things, vote in favor of the BlackSky merger agreement and the transactions contemplated thereby, including agreeing to execute a written consent constituting the requisite BlackSky Holdings stockholder approval within five (5) business days of the Registration Statement becoming effective, unless the Merger is no longer recommended by BlackSky Holdings board of directors in accordance with the BlackSky merger agreement, in which case the Key Stockholders have agreed to vote a number of shares not to exceed 35% of the shares of BlackSky Holdings stock approving the BlackSky merger agreement and the transactions contemplated thereby and are entitled, in their sole discretion, to vote their remaining shares in any manner. The Stockholder Support Agreement will terminate upon the earlier to occur of: (a) the effective time of the Merger, (b) the date of the termination of the BlackSky merger agreement in accordance with its terms, (c) the effective date of a written agreement of Osprey, Merger sub, BlackSky Holdings and the Key Stockholders terminating the Stockholder Support Agreement, and (d) the election of the Key Stockholders, in their sole discretion, to terminate the Stockholder Support Agreement following any amendment, waiver or other modification of any term or provision of the BlackSky merger agreement without the prior written consent with respect thereto of such stockholder that reduces or changes the form of consideration payable to BlackSky Holdings stockholders pursuant to the BlackSky merger agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of BlackSky. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $12,870,990, which consists of interest income on marketable securities held in the Trust Account of $47,155, an unrealized gain on marketable securities held in our Trust Account of $4,987, and a change in the fair value of the warrant liability of $10,721,500, partially offset by operating costs of $2,201,632.

For the three months ended March 31, 2020, we had net income of $6,442,454, which consists of interest income on marketable securities held in the Trust Account of $1,207,866, an unrealized gain on marketable securities held in our Trust Account of $378,250, and a change in the fair value of the warrant liability of $5,393,500, partially offset by operating costs of $258,326 and a provision for income taxes of $278,836.

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

For the three months ended March 31, 2021, cash used in operating activities was $268,358. Net loss of $12,870,990 was affected by interest earned on marketable securities held in the Trust Account of $47,155, an unrealized gain on marketable securities held in our Trust Account of $4,987 and a non-cash charge for the change in fair value of warrant liabilities of $10,721,500. Changes in operating assets and liabilities provided $1,933,274 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $342,023. Net income of $6,442,454 was affected by interest earned on marketable securities held in the Trust Account of $1,207,866, an unrealized gain on marketable securities held in our Trust Account of $378,250, a non-cash gain for the change in fair value of warrant liabilities of $5,393,500 and a deferred income tax provision of $80,793. Changes in operating assets and liabilities provided $114,346 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $318,053,820 (including approximately $1,804,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we withdrew $40,050 of interest earned on the Trust Account to pay for our tax obligations.

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

As of March 31, 2021, we had cash of $171,208 held outside of the Trust Account and working capital deficit of $3,779,605. Until the consummation of a Business Combination, we will use the funds not held in the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees.

In addition, we have an agreement to pay the underwriters a deferred fee of $11,068,750. The deferred fee will become payable to the representatives of the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement..

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Share

We apply the two-class method in calculating earnings per share. Net income (loss) per share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (together, the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in Amendment No. 1 to our Annual Report for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 12, 2021. As of the date of this Report there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Technology Acquisition Corp.

Date: May 24, 2021	By:	/s/ David DiDomenico
	Name:	David DiDomenico
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)