Form 10-Q
period 2021-06-30
Osprey Technology Acquisition Corp.
filed 2021-08-12
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
As of August 1
2
, 2021,
 39,531,250 shares of common stock, par value $0.0001 per share were issued and outstanding.

OSPREY TECHNOLOGY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OSPREY TECHNOLOGY ACQUISITION CORP.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$52,304	$399,516
Prepaid expenses	79,167	90,424
Prepaid income taxes	255,364	255,364

Total Current Assets	386,835	745,304
Marketable securities held in Trust Account	317,984,713	318,041,728

TOTAL ASSETS	$318,371,548	$318,787,032

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,709,683	$2,157,963
Advance from related party	107,000	—

Total Current Liabilities	4,816,683	2,157,963
Warrant liabilities	47,352,375	35,731,875
Deferred underwriting fee payable	11,068,750	11,068,750

Total Liabilities	63,237,808	48,958,588

Commitments (Note 7)
Class A common stock subject to possible redemption, 31,625,000 and 26,315,833 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	318,220,077	264,828,435

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 150,000,000 shares authorized; 0 and 5,309,167 shares issued and outstanding (excluding 31,625,000 and 26,315,833 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	530
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	27,475,941
Accumulated deficit	(63,087,128)	(22,477,253)

Total Stockholders’ (Deficit) Equity	(63,086,337)	5,000,009

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$318,371,548	$318,787,032

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Formation and operating costs	$935,607	$198,382	$3,137,239	$456,708

Loss from operations	(935,607)	(198,382)	(3,137,239)	(456,708)

Other income (expense):
Change in fair value of warrant liability	(899,000)	(9,014,125)	(11,620,500)	(3,620,625)
Interest earned on marketable securities held in Trust Account	15,932	435,966	63,087	1,643,832
Unrealized loss on marketable securities held in Trust Account	(5,039)	(382,449)	(52)	(4,199)

Other expense, net	(888,107)	(8,960,608)	(11,557,465)	(1,980,992)

Loss before benefit from (provision for) income taxes	(1,823,714)	(9,158,990)	(14,694,704)	(2,437,700)
Benefit from (provision for) income taxes	—	30,422	—	(248,414)

Net loss	$(1,823,714)	$(9,128,568)	$(14,694,704)	$(2,686,114)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	31,625,000	28,488,312	28,793,444	28,226,868

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.04	$0.00	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,906,250	11,042,938	9,314,206	11,304,382

Basic and diluted net loss per share, Non-redeemable common stock	$(0.23)	$(0.83)	$(1.58)	$(0.34)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
(DEFICIT) EQUITY (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	5,309,167	$530	7,906,250	$791	$27,475,941	$(22,477,253)	$5,000,009
Common stock subject to possible redemption	(5,309,167)	(530)	—	—	(27,475,941)	(25,954,278)	(53,430,749)
Net loss	—	—	—	—	—	(12,870,990)	(12,870,990)

Balance – March 31, 2021	—	$—	7,906,250	$791	$—	$(61,302,521)	$(61,301,730)

Measurement adjustment on redeemable common stock	—	—	—	—	—	39,107	39,107
Net loss	—	—	—	—	—	(1,823,714)	(1,823,714)

Balance – June 30, 2021	—	$—	$7,906,250	$791	$—	$(63,087,128)	$(63,086,337)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance – January 1, 2020	3,659,576	$365	7,906,250	$791	$12,210,705	$(7,211,857)	$5,000,004
Common stock subject to possible redemption	(522,887)	(52)	—	—	(6,442,397)	—	(6,442,449)
Net income			—	—	—	6,442,454	6,442,454

Balance – March 31, 2020	3,136,689	$313	7,906,250	$791	$5,768,308	$(769,403)	$5,000,009

Common stock subject to possible redemption	897,746	90	—	—	9,128,473	—	9,128,563
Net loss	—	—	—	—	—	(9,128,568)	(9,128,568)

Balance – June 30, 2020	4,034,435	$403	7,906,250	$791	$14,896,781	$(9,897,971)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(14,694,704)	$(2,686,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	11,620,500	3,620,625
Interest income earned on marketable securities held in Trust Account	(63,087)	(1,643,832)
Unrealized loss on marketable securities held in Trust Account	52	4,199
Deferred income tax provision	—	479
Changes in operating assets and liabilities:
Prepaid expenses	11,257	(51,464)
Accrued expenses	2,551,720	(156,732)
Income taxes payable	—	247,935

Net cash used in operating activities	(574,262)	(664,904)

Cash Flows from Investing Activities:
Interest withdrawn for tax payments	120,050	283,860

Net cash provided by investing activities	120,050	283,860

Cash Flows from Financing Activities:
Proceeds from promissory notes	107,000	—

Net cash provided by financing activities	107,000	—

Net Change in Cash	(347,212)	(381,044)
Cash – Beginning	399,516	1,083,611

Cash – Ending	$52,304	702,567

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$53,391,642	$(2,686,114)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS JUNE 30, 2021
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
(“SaaS”) model
.
The Company has one subsidiary, Osprey Technology Merger Sub, Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on February 16, 2021. (“Merger Sub”) (see Note 7).
As of June 30, 2021, the Company had not commenced operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of BlackSky Holdings, Inc., a Delaware corporation (“
BlackSky
”) (see Note 7).
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
Following the closing of the Initial Public Offering on November 5, 2019, an amount of $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16)

of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS JUNE 30, 2021
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

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 2—GOING CONCERN
As of June 30, 2021, the Company had $52,304 in its operating bank accounts, $317,984,713 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $4,665,212 which excludes franchise taxes payable of $20,000. As of June 30, 2021, approximately $1,735,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.
Until the consummation of a Business Combination, the Company use
s
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
The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 5, 2021, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on May 12, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.
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

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies
(that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.
Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2021 and December 31, 2020, both the Public Warrants and Private Placement Warrants were accounted for as liabilities (see Note 8).
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
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants initially was estimated using a Binomial Lattice Model (see Note 9).
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The value of the redeemable common stock is adjusted for amounts that are due to be repaid to the Trust Account for prepaid taxes, net of amounts that may be
withdrawn for the payment of the Company’s taxes.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

On March 27, 2020, the CARES Act was enacted in response to
COVID-19
pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in
which the new
legislation
is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements
.
Net Income (Loss) Per Common Share
The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.
Net income (loss) per share, basic and diluted, for

non-redeemable

common stock is calculated by dividing net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable

common stock outstanding for the period.
Redeemable common stock includes shares of common stock sold at the companies IPO which can be redeemed at the shareholders option prior to a Business Combination. Redeemable common stock only participates in the income or loss on marketable securities based on redeemable shares’ proportionate interest.
Non-redeemable

common stock includes Founder Shares and

non-redeemable

shares of common stock as these shares do not have any redemption features.

Non-redeemable

common stock participates in the income or loss on marketable securities based on non-redeemable

shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$15,932	$380,337	$63,087	$1,434,079
Unrealized loss on marketable securities held in Trust Account	(5,039)	(333,649)	(52)	(3,663)
Less: interest available to be withdrawn for payment of taxes	(10,893)	(17,080)	(63,035)	(303,956)

Net income attributable to Class A common stock subject to possible redemption	$—	$29,608	$—	$1,126,460

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	31,625,000	28,488,312	28,793,444	28,226,868

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.04	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Net Earnings
Net Income (Loss)	$(1,823,714)	$(9,128,568)	$(14,694,704)	$(2,686,114)
Net income (loss) allocable to Class A Common stock subject to possible redemption	—	(29,608)	—	(1,126,460)

Non-Redeemable Net Income (Loss)	$(1,823,714)	$(9,158,176)	$(14,694,704)	$(3,812,574)

Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	7,906,250	11,042,938	9,314,206	11,304,382

Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.23)	$(0.83)	$(1.58)	$(0.34)

(1)
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 24,137,500 shares in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement whereby, commencing on November 5, 2019, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021 and 2020, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.
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
Advance from Related Party
On May 4, 2021
,
the
Sponsor advanced the Company $107,000 for working capital purposes. The advance is non-interest
bearing and due on demand and is outstanding as of June 30, 2021.
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

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
PIPE Investment Subscription Agreements
On February 17, 2021, concurrently with the execution of the BlackSky merger agreement, Osprey entered into Subscription Agreements (collectively, the “
PIPE Subscription Agreements”
) with certain third-party investors (the “
PIPE Investors”
) and certain inside investors (the “
Inside PIPE Investors”
) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors and Inside PIPE Investors have collectively subscribed for an aggregate of

18,000,000 shares of Osprey Common Stock for $10.00 per share, for an aggregate purchase price equal to $180,000,000

(the “
PIPE Investment”
). The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the BlackSky merger agreement, subject to the terms and conditions contemplated by the PIPE Subscription Agreements. The proceeds from the PIPE Investment are expected to be used to pay down certain indebtedness of BlackSky Holdings at the closing of the Merger and for general working capital purposes following the closing.
The PIPE Subscription Agreements entered into by the PIPE Investors provide for certain registration rights for the PIPE Investors. In particular, in the case of the PIPE Investors, Osprey is required to, no later than
 45 calendar days following the closing date of the Business Combination, submit to or file with the SEC a registration statement registering the resale of such shares. Also in the case of the PIPE Investors, Osprey is required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 90th calendar day following the filing date thereof if the SEC notifies Osprey that it will “review” the registration statement and (b) the 10th business day after the date Osprey is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. Osprey must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) the date the PIPE Investors no longer hold any shares, (ii) the date all registrable shares held by the PIPE Investors may be sold without restriction under Rule 144 and (iii) two years from the date of effectiveness of the registration statement. Pursuant to the terms of the BlackSky merger agreement and the PIPE Subscription Agreements entered into by the Inside PIPE Investors, the Inside PIPE Investors will enter into the Registration Rights Agreement (as defined and described below), which will provide for certain registration rights for the Inside PIPE Investors.
Each PIPE Subscription Agreement will terminate upon the earliest to occur of (a) the termination of the BlackSky merger agreement in accordance with its terms, (b) the mutual written agreement of the parties to such PIPE Subscription Agreement and BlackSky Holdings, and (c) the Termination Date.
Sponsor Support Agreement
On February 17, 2021, concurrently with the execution of the BlackSky merger agreement the Sponsor, Osprey, BlackSky Holdings, and each of the other persons set forth on the signature pages thereto entered into a Sponsor Support Agreement (the “
Sponsor Support Agreement
”), pursuant to which the Sponsor, solely in its capacity as a stockholder of Osprey, has agreed, among other things, (a) to waive certain anti-dilution rights set forth in Section 4.3(b) of Osprey’s amended and restated certificate of incorporation that may result from the transactions contemplated by the BlackSky merger agreement, (b) not to, directly or indirectly, transfer any of its shares of Class B common stock and warrants of Osprey prior to the effective time of the Merger, (c) to vote in favor of the adoption of the BlackSky merger agreement and the Transactions at a meeting of Osprey’s stockholders to be held to approve the proposed Transactions and other related matters, (d) not to redeem or elect to cause Osprey to redeem any of its shares of Class B common stock or warrants of Osprey in connection with the transactions and (e) with respect to certain shares of Class B common stock (and Class A shares issued upon conversion) until the seven-year anniversary of the consummation of the transactions (subject to certain limited exceptions), not to transfer such shares until Osprey Common Stock achieves a trading price exceeding certain dollar thresholds set forth in the Sponsor Support Agreement and (e) with respect to certain warrants, not exercise any such warrants unless and until Osprey Common Stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.
Stockholder Support Agreement
On February 17, 2021, Osprey also announced entry into a Stockholder Support Agreement (the “
Stockholder Support Agreement”
) by and among Osprey, Merger Sub, BlackSky Holdings and certain stockholders of BlackSky Holdings named therein (collectively the “
Key Stockholders”
), pursuant to which the Key Stockholders have agreed to, among other things, vote in favor of the BlackSky merger agreement and the transactions contemplated thereby, including agreeing to execute a written consent constituting the requisite BlackSky Holdings stockholder approval within five (5) business days of the Registration Statement becoming effective, unless the Merger is no longer recommended by BlackSky Holdings board of directors in accordance with the BlackSky merger agreement, in which case the Key Stockholders have agreed to vote a number of shares not to exceed 35% of the shares of BlackSky Holdings stock approving the BlackSky merger agreement and the transactions contemplated thereby and are entitled, in their sole discretion, to vote their remaining shares in any manner. The Stockholder Support Agreement will terminate upon the earlier to occur of: (a) the effective time of the Merger, (b) the date of the termination of the BlackSky merger agreement in accordance with its terms, (c) the effective date of a written agreement of Osprey, Merger sub, BlackSky Holdings and the Key Stockholders terminating the Stockholder Support Agreement, and (d) the election of the Key Stockholders, in their sole discretion, to terminate the Stockholder Support Agreement following any amendment, waiver or other modification of any term or provision of the BlackSky merger agreement without the prior written consent with respect thereto of such stockholder that reduces or changes the form of consideration payable to BlackSky Holdings stockholders pursuant to the BlackSky merger agreement.
Registration Rights Agreement
The BlackSky merger agreement contemplates that, at the closing, Osprey, the Sponsor, the Inside PIPE Investors and each of the additional parties named therein will enter into an Amended and Restated Registration Rights Agreement (the “
Registration Rights Agreement”
), pursuant to which Osprey will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Osprey Common Stock and other equity securities of Osprey that are held by the parties thereto from time to time.
The foregoing description of the BlackSky merger agreement and the related documents has been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about Osprey or its affiliates.
NOTE 8—STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020
,
there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 0 and 5,309,167 shares of Class A common stock issued or outstanding, excluding 31,625,000 and 26,315,833 shares of Class A common stock subject to possible redemption, respectively.
The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $318,220,077. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.
Class B Common Stock
—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.
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

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the w
a
rrant agreement
.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$317,984,713	$318,041,728
Liabilities:
Warrant Liability – Public Warrants	1	27,039,375	23,244,375
Warrant Liability – Private Placement Warrants	3	20,313,000	12,487,500

OSPREY TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Warrants were accounted for as liabilities in accordance with
ASC 815-40 and
are presented within warrant liabilities on our condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The Private Placement and Public Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable trading price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.
The key inputs into the Binomial Lattice Model for the initial measurement of Public Warrants and Private Placement Warrants and subsequent measurement of the Private Placement Warrants are as follows:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.86%	0.38%
Market price of public stock	$9.99	$10.47
Dividend Yield	0.00%	0.00%
Implied volatility	32.8%	21.8%
Exercise price	$11.50	$11.50

On December 31, 2020, the Private Placement Warrants and Public Warrants were determined to be valued at $1.50 and $1.47 per warrant for aggregate values of $12.5 million and $23.2 million, respectively. On June 30, 2021, the Private Placement Warrants and Public Warrants were determined to be valued at $2.44 and $1.71 per warrant for aggregate values of $20.3 million and $27.0 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

For the six month-period ended June 30, 2021	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$12,487,500	$23,244,375	$35,731,875
Change in fair value of warrant liability	7,242,750	3,478,750	10,721,500

Fair value as of March 31, 2021	$19,730,250	$26,723,125	$46,453,375

Change in fair value of warrant liability	582,750	316,250	899,000

Fair value as of June 30, 2021	$20,313,000	$27,039,375	$47,352,375

For the six month-period ended June 30, 2020	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$7,575,750	$14,231,250	$21,807,000
Change in fair value of warrant liability	(1,914,750)	(3,478,750)	(3,620,625)

Fair value as of March 31, 2020	$5,661,000	$10,752,500	$16,413,500

Change in fair value of warrant liability	(3,1630,50)	(5,850,625)	(5,393,500)

Fair value as of June 30, 2020	$8,824,500	$16,603,125	$25,427,625

During the three and six month periods ended June 30, 2021 and 2020, respectively, there were no transfers out of Level 3.
NOTE 11—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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
Recent Developments
On February 17, 2021, we entered into a Merger Agreement with Merger Sub and (the “Merger Agreement”), which provides for, among other things, the merger of Merger Sub with and into BlackSky, with BlackSky continuing as the surviving entity (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination”.
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
PIPE Investment Subscription Agreements
On February 17, 2021, concurrently with the execution of the Merger Agreement, Osprey entered into Subscription Agreements (collectively, the “
Subscription Agreements
”) with certain third-party investors (the “
PIPE Investors
”) and certain inside investors (the “
Inside PIPE Investors
”) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors and Inside PIPE Investors have collectively subscribed for an aggregate of 18,000,000 shares of Osprey Common Stock for $10.00 per share, for an aggregate purchase price equal to $180,000,000 (the “
PIPE Investment
”). The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the Merger Agreement, subject to the terms and conditions contemplated by the Subscription Agreements. The proceeds from the PIPE Investment are expected to be used to pay down certain indebtedness of BlackSky Holdings at the closing of the Merger and for general working capital purposes following the closing.
The Subscription Agreements entered into by the PIPE Investors provide for certain registration rights for the PIPE Investors. In particular, in the case of the PIPE Investors, Osprey is required to, no later than 45 calendar days following the closing date of the Business Combination, submit to or file with the SEC a registration statement registering the resale of such shares. Also in the case of the PIPE Investors, Osprey is required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 90th calendar day following the filing date thereof if the SEC notifies Osprey that it will “review” the registration statement and (b) the 10th business day after the date Osprey is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. Osprey must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) the date the PIPE Investors no longer hold any shares, (ii) the date all registrable shares held by the PIPE Investors may be sold without restriction under Rule 144 and (iii) two years from the date of effectiveness of the registration statement. Pursuant to the terms of the Merger Agreement and the Subscription Agreements entered into by the Inside PIPE Investors, the Inside PIPE Investors will enter into the Registration Rights Agreement (as defined and described below), which will provide for certain registration rights for the Inside PIPE Investors.

Each Subscription Agreement will terminate upon the earliest to occur of (a) the termination of the Merger Agreement in accordance with its terms, (b) the mutual written agreement of the parties to such Subscription Agreement and BlackSky Holdings, and (c) the Termination Date.
Sponsor Support Agreement
On February 17, 2021, concurrently with the execution of the Merger Agreement the Sponsor, Osprey, BlackSky Holdings, and each of the other persons set forth on the signature pages thereto entered into a Sponsor Support Agreement (the “
Sponsor Support Agreement
”), pursuant to which the Sponsor, solely in its capacity as a stockholder of Osprey, has agreed, among other things, (a) to waive certain anti-dilution rights set forth in Section 4.3(b) of Osprey’s amended and restated certificate of incorporation that may result from the transactions contemplated by the Merger Agreement, (b) not to, directly or indirectly, transfer any of their shares of its Class B common stock and warrants of Osprey prior to the effective time of the Merger, (c) to vote in favor of the adoption of the Merger Agreement and the Transactions at a meeting of Osprey’s stockholders to be held to approve the proposed Transactions and other related matters, (d) not to redeem or elect to cause Osprey to redeem any of its shares of Class B common stock or warrants of Osprey in connection with the Transactions and (e) with respect to certain shares of Class B common stock (and Class A shares issued upon conversion) until the seven-year anniversary of the consummation of the Transactions (subject to certain limited exceptions), not to transfer such shares until Osprey Common Stock achieves a trading price exceeding certain dollar thresholds set forth in the Sponsor Support Agreement and (e) with respect to certain warrants, not exercise any such warrants unless and until Osprey Common Stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.
Stockholder Support Agreement
On February 17, 2021, Osprey also announced entry into a Stockholder Support Agreement (the “
Stockholder Support Agreement
”) by and among Osprey, Merger Sub, BlackSky Holdings and certain stockholders of BlackSky Holdings named therein (collectively the “
Key Stockholders
”), pursuant to which the Key Stockholders have agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, including agreeing to execute a written consent constituting the requisite BlackSky Holdings stockholder approval within five (5) business days of the Registration Statement becoming effective, unless the Merger is no longer recommended by BlackSky Holdings board of directors in accordance with the Merger Agreement, in which case the Key Stockholders have agreed to vote a number of shares not to exceed 35% of the shares of BlackSky Holdings stock approving the Merger Agreement and the transactions contemplated thereby and are entitled, in their sole discretion, to vote their remaining shares in any manner. The Stockholder Support Agreement will terminate upon the earlier to occur of: (a) the effective time of the Merger, (b) the date of the termination of the Merger Agreement in accordance with its terms, (c) the effective date of a written agreement of Osprey, Merger Sub, BlackSky Holdings and the Key Stockholders terminating the Stockholder Support Agreement, and (d) the election of the Key Stockholders, in their sole discretion, to terminate the Stockholder Support Agreement following any amendment, waiver or other modification of any term or provision of the Merger Agreement without the prior written consent with respect thereto of such stockholder that reduces or changes the form of consideration payable to BlackSky Holdings stockholders pursuant to the Merger Agreement.
Registration Rights Agreement
The Merger Agreement contemplates that, at the closing, Osprey, the Sponsor, the Inside PIPE Investors and each of the additional parties named therein will enter into an Amended and Restated Registration Rights Agreement (the “
Registration Rights Agreement
”), pursuant to which Osprey will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Osprey Common Stock and other equity securities of Osprey that are held by the parties thereto from time to time.
The foregoing description of the Merger Agreement and the related documents has been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about Osprey or its affiliates.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of BlackSky. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $1,823,714, which consists of formation and operating costs of $935,607, change in fair value of warrant liability of $899,000, and unrealized loss on marketable securities held in Trust Account of $5,039, offset by interest income on marketable securities held in the Trust Account of $15,932.
For the six months ended June 30, 2021, we had a net loss of $14,694,704, which consists of formation and operating costs of $3,137,239, change in fair value of warrant liability of $11,620,500, and unrealized loss on marketable securities held in Trust Account of $52, offset by interest income on marketable securities held in the Trust Account of $63,087.
For the three months ended June 30, 2020, we had a net loss of $9,128,568, which consists of formation and operating costs of $198,382, change in fair value of warrant liability of $9,014,125, and unrealized loss on marketable securities held in the Trust Account of $382,449, offset by interest income on marketable securities held in the Trust Account of $435,966 and an income tax benefit of $30,422.
For the six months ended June 30, 2020, we had net loss of $2,686,114, which consists of formation and operating costs of $456,708, change in fair value of warrant liability of $3,620,625, unrealized loss on marketable securities held in the Trust Account of $4,199, and a provision for income taxes of $248,414, offset by interest income on marketable securities held in the Trust Account of $1,643,832.
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
For the six months ended June 30, 2021, cash used in operating activities was $574,262. Net loss of $14,694,704 was affected by change in fair value of warrant liability of $11,620,500, interest earned on marketable securities held in the Trust Account of $63,087, and an unrealized loss on marketable securities held in the Trust Account of $52. Changes in operating assets and liabilities provided $2,562,977 of cash from operating activities.
For the six months ended June 30, 2020, cash used in operating activities was $664,904. Net loss of $2,686,114 was affected by change in fair value of warrant liability of $3,620,625, interest earned on marketable securities held in the Trust Account of $1,643,832, an unrealized loss on marketable securities held in the Trust Account of $4,199, and a deferred income tax provision of $479. Changes in operating assets and liabilities provided $39,739 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $317,984,713 (including approximately $2,568,623 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn interest earned on the Trust Account to pay for our tax obligations.
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
As of June 30, 2021, we had cash of $52,304 held outside of the Trust Account and a working capital deficit of $4,665,212. Until the consummation of a Business Combination, we will use the funds not held in the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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
non-redeemable
common stock outstanding for the period presented.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (together, the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures as of June 30, 2021 were not effective, due solely to the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the year ended December 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on
Form 10-K/A
for the year ended December 31, 2020 filed with the SEC on May 12, 2021. As of the date of this Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC.

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
Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment in full and the sale of the Private Placement Warrants, $316,250,000 was placed in the Trust Account.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Technology Acquisition Corp.

Date: August 12, 2021	By:	/s/ David DiDomenico
	Name:	David DiDomenico
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Jeffrey F. Brotman
	Name:	Jeffrey F. Brotman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)