Form 10-Q
period 2021-09-30
BlackSky Technology Inc.
filed 2021-11-15
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39113
___________________________________
BLACKSKY TECHNOLOGY INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	47-1949578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13241 Woodland Park Road Suite 300 Herndon, Virginia	20171
(Address of Principal Executive Offices)	(Zip Code)
(571) 267-1571
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BKSY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BKSY.W	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of November 12, 2021, there were 116,116,470 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

PART I - FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$194,942	$5,098
Restricted cash	2,730	5,475
Accounts receivable, net of allowance of $0 and $0, respectively	4,909	2,903
Prepaid expenses and other current assets	5,481	965
Contract assets	2,313	3,796
Total current assets	210,375	18,237
Property and equipment - net	21,703	20,852
Goodwill	9,393	9,393
Investment in equity method investees	4,070	3,277
Intangible assets - net	2,817	3,831
Satellite procurement work in process	73,758	62,664
Other assets	1,556	1,661
Total assets	$323,672	$119,915
Liabilities and stockholders’ equity/(deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,240	$7,966
Amounts payable to equity method investees	—	8,762
Contract liabilities - current	14,453	14,537
Debt - current portion	—	16,739
Other current liabilities	2,701	7,439
Total current liabilities	27,394	55,443
Liability for estimated contract losses	7,637	6,252
Long-term contract liabilities	683	2,559
Derivative liabilities	51,973	—
Long-term debt - net of current portion	78,022	84,869
Other liabilities	5,166	3,605
Total liabilities	170,875	152,728
Commitments and contingencies (Note 21)
Stockholders’ equity/(deficit):
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding.	—	—
Class A common stock, $0.0001 par value-authorized, 300,000 and 65,169 shares; issued, 116,116 and 35,582 shares; outstanding, 113,324 shares and 34,692 shares as of September 30, 2021 and December 31, 2020, respectively.	11	3
Additional paid-in capital	629,090	191,168
Accumulated deficit	(476,304)	(223,984)
Total stockholders’ equity/(deficit)	152,797	(32,813)
Total liabilities, and stockholders’ equity	$323,672	$119,915

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Imagery & software analytical services	$6,529	$5,534	$17,645	$13,260
Engineering & systems integration	1,408	(217)	4,951	1,468
Total revenues	$7,937	$5,317	$22,596	$14,728
Costs and expenses:
Imagery & software analytical service costs, excluding depreciation and amortization	7,266	3,692	15,816	10,132
Engineering & systems integration costs, excluding depreciation and amortization	5,387	4,430	8,754	9,614
Selling, general and administrative	40,674	6,972	57,979	21,035
Research and development	57	68	85	164
Depreciation and amortization	3,503	2,691	9,804	6,448
Satellite impairment loss	—	—	18,407	—
Operating loss	(48,950)	(12,536)	(88,249)	(32,665)
Gain on debt extinguishment	—	—	—	284
Gain/(loss) on derivatives	3,813	(139)	(11,162)	(418)
(Loss)/income on equity method investment	(170)	(297)	793	(878)
Interest expense	(1,225)	(784)	(3,663)	(4,043)
Other (expense)/income, net	(365)	(155)	(147,735)	126
Loss before income taxes	(46,897)	(13,911)	(250,016)	(37,594)
Income tax (provision)/benefit	—	—	—	—
Loss from continuing operations	(46,897)	(13,911)	(250,016)	(37,594)
Discontinued operations:
(Loss)/gain from discontinued operations, (including (loss)/gain from disposal of Spaceflight Inc. of $(1,022) and $30,672 for the nine months ended September 30, 2021 and 2020, respectively)	—	(511)	(1,022)	28,449
Income tax (provision)/benefit	—	—	—	—
(Loss)/gain from discontinued operations, net of tax	—	(511)	(1,022)	28,449
Net loss	$(46,897)	$(14,422)	$(251,038)	$(9,145)
Other comprehensive income	541	—	—	—
Total comprehensive loss	$(46,356)	$(14,422)	$(251,038)	$(9,145)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(0.67)	$(0.41)	$(4.29)	$(1.16)
(Loss)/gain from discontinued operations, net of tax	—	(0.01)	(0.02)	0.87
Net loss per share of common stock	$(0.67)	$(0.42)	$(4.31)	$(0.29)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Nine Months Ended September 30, 2021 and 2020
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of December 31, 2020, as previously reported	79,055	$174,568	101,022	$1	83,987	$1	—	$—	$29,101	11,500	$(12,500)	$(223,984)	$(207,381)
Retroactive application of the recapitalization	(79,055)	(174,568)	(101,022)	(1)	(83,987)	(1)	34,692	3	162,067	(11,500)	12,500	—	174,568
Balance as of January 1, 2021, as adjusted	—	—	—	—	—	—	34,692	3	191,168	—	—	(223,984)	(32,813)
Stock-based compensation	—	—	—	—	—	—	—	—	29,265	—	—	—	29,265
Issuance of common stock due to Bridge Notes	—	—	—	—	—	—	20,343	2	106,351	—	—	—	106,353
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	968	—	100	—	—	—	100
Issuance of common stock upon exercise of warrants(1)	—	—	—	—	—	—	3,251	—	2,289	—	—	—	2,289
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	461	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	102	—	—	—	—	—	—
Conversion of bridge notes and accrued interest into common stock	—	—	—	—	—	—	7,736	1	77,096	—	—	—	77,097
Exercise of warrants in connection with merger	—	—	—	—	—	—	11,187	1	38,328	—	—	—	38,329
Issuance of sponsor earn-out shares	—	—	—	—	—	—	—	—	(17,659)	—	—	—	(17,659)
Reverse recapitalization, net (Note 4)	—	—	—	—	—	—	34,584	4	202,152	—	—	(1,282)	200,874
Net loss	—	—	—	—	—	—	—	—	—	—	—	(251,038)	(251,038)
Balance as of September 30, 2021	—	—	—	—	—	—	113,324	$11	$629,090	—	$—	$(476,304)	$152,797
1.Inclusive of warrants exercised for preferred stock then exchanged into common stock in connection with merger.

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2019, as previously reported	76,971	171,321	72,319	1	83,987	1	—	—	$26,681	11,500	$(12,500)	$(203,799)	$(189,616)
Retroactive application of the recapitalization	(76,971)	(171,321)	(72,319)	(1)	(83,987)	(1)	31,074	$3	158,820	(11,500)	12,500	—	171,321
Balance as of December 31, 2019, as adjusted	—	—	—	—	—	—	31,074	3	185,501	—	—	(203,799)	(18,295)
Adoption of Accounting Standards Updates "ASU", ASU 2014-09	—	—	—	—	—	—	—	—	—	—	—	(650)	(650)
Balance as of January 1, 2020, as adjusted	—	—	—	—	—	—	31,074	3	185,501	—	—	(204,449)	(18,945)
Stock based compensation, including $218 thousand in the sale of Spaceflight, Inc.	—	—	—	—	—		—	—	2,101	—	—	—	2,101
Issuance of preferred stock in the sale of Spaceflight, Inc	—	—	—	—	—		999	—	3,247	—	—	—	3,247
Issuance of common stock upon exercise of stock options	—	—	—	—	—		93	—	30	—	—	—	30
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—		2,143	—	—	—	—	—	—
Issuance of common stock as contingent consideration for the purchase of OpenWhere, Inc	—	—	—	—	—		55	—	—	—	—	—	—
Net loss	—	—	—	—	—		—	—	—	—	—	(9,145)	(9,145)
Balance as of September 30, 2020	—	—	—	—	—	—	34,364	$3	$190,879	—	$—	$(213,594)	$(22,712)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(251,038)	$(9,145)
(Loss)/gain from discontinued operations, net of tax	(1,022)	28,449
Loss from continuing operations	(250,016)	(37,594)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	9,804	6,448
Loss/(gain) on debt extinguishment	75	(284)
Bad debt expense	4	—
Stock-based compensation expense	29,265	1,692
Loss on issuance of Bridge Notes	99,669	—
Issuance costs for derivative liabilities and debt carried at fair value	48,009	—
Amortization of debt discount and issuance costs	1,311	955
(Gain)/loss on equity method investment	(793)	878
Loss on disposal of property and equipment	24	—
Loss on derivatives	11,162	418
Satellite impairment loss	18,407	—
Changes in operating assets and liabilities:
Accounts receivable	(2,010)	481
Contract assets	1,487	(1,898)
Prepaid expenses, and other current assets	(4,428)	(137)
Other assets	(423)	(806)
Accounts payable and accrued liabilities	(15)	275
Other current liabilities	(2,195)	191
Contract liabilities - current and long-term	(1,960)	7,932
Liability for estimated contract losses	1,385	6,344
Other long-term liabilities	2,496	2,595
Cash flows used in operating activities - continuing operations	(38,742)	(12,510)
Cash flows used in operating activities - discontinued operations	—	(14,894)
Net cash used in operating activities	(38,742)	(27,404)
Cash flows from investing activities:
Purchase of property and equipment	(532)	(157)
Satellite procurement work in process	(48,951)	(18,092)
Purchase of domain name	(7)	—
Cash flows used in investing activities - continuing operations	(49,490)	(18,249)
Cash flows provided by investing activities - discontinued operations	—	8,410
Net cash used in investing activities	(49,490)	(9,839)
Cash flows from financing activities:
Proceeds from recapitalization transaction, net of payment of equity issuance costs	245,222	—
Payments of transaction costs related to sponsor earn-out shares	(291)	—
Proceeds from issuance of debt	58,573	3,600
Proceeds from options exercised	100	30
Proceeds from warrants exercised	163	—
Capital lease payments	—	(21)
Debt payments	(22,198)	—
Payments for debt issuance costs	(6,238)	(108)
Cash flows provided by financing activities - continuing operations	275,331	3,501
Cash flows used in financing activities - discontinued operations	—	—
Net cash provided by financing activities	275,331	3,501
Net increase/(decrease) in cash, cash equivalents, and restricted cash	187,099	(33,742)
Cash, cash equivalents, and restricted cash – beginning of year	10,573	37,190
Cash reclassified to assets held for sale at beginning of period	—	11,383
Cash, cash equivalents, and restricted cash – end of period	$197,672	$14,831

See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2021	2020

Cash and cash equivalents	$194,942	$9,356
Restricted cash	2,730	5,475
Total cash, cash equivalents, and restricted cash	$197,672	$14,831

	September 30,
	2021	2020
	(in thousands)
Supplemental disclosures of cash flows information:
Cash paid for interest	$398	$954
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$1,184	$4,496
Equity costs accrued but not paid	$388	$—
Capitalized interest	$735	$1,086
Issuance of common stock due to Bridge Notes and rights offering, net of issuance	$106,353	$—
Issuance of common stock warrants due to Bridge Notes	$18,800	$—
Net exercise of common stock warrants	$210	$—
Net exercise of common stock warrants in connection with merger	$1,324	$—
Conversion of Bridge Notes	$77,097	$—
Net exercise of Bridge Note warrants	$38,329	$—
Contingent liability for working capital adjustment to M&Y Space Co. Ltd	$1,022	$—
Issuance of preferred stock in the sale of Spaceflight, Inc.	$—	$3,247
Application of Secured Loan against a share purchase agreement purchase price	$—	$26,182
Equipment acquired under capital lease	$—	$22
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
1. Organization and Business
On September 9, 2021, Osprey Technology Acquisition Corp. (“Osprey”) consummated the previously announced merger (the “Merger”) with BlackSky Holdings, Inc. (f/k/a Spaceflight Industries, Inc.), a Delaware corporation (“Legacy BlackSky”), pursuant to the agreement and plan of merger, dated February 17, 2021, by and among Osprey, Osprey Technology Merger Sub, Inc., a direct, wholly owned subsidiary of Osprey, and Legacy BlackSky. Immediately following the Merger, Osprey changed its name to BlackSky Technology Inc. (“BlackSky” or the “Company”). Legacy BlackSky survived the Merger and is now a wholly owned subsidiary of BlackSky. As a special purpose acquisition corporation, Osprey had no pre-Merger operations other than to identify and consummate a merger. Therefore, BlackSky’s operations post-Merger are attributable to those of Legacy BlackSky and its subsidiaries, and references to “BlackSky” or the “Company” should be read to include BlackSky’s wholly owned subsidiaries. References in this report to Company actions, assets/liabilities, or contracts may be references to actions taken, assets/liabilities held, or contracts entered into by one or more current Company subsidiaries; however, the Company has distinguished between actions taken by Legacy BlackSky or Osprey for certain time based, historical transactions.
BlackSky, headquartered in Herndon, Virginia, is a leading provider of real-time geospatial intelligence, imagery and related data analytic products and services, and mission systems. The Company monitors activities and facilities worldwide by leveraging its own small satellite constellation and harnessing the world’s expanding sensor networks. BlackSky processes millions of observations daily in its propriety geospatial data and analytics platform (the “Platform”), which supports data from satellites in space, air sensors, environmental sensors, asset tracking sensors, industrial internet-of-things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of additional geotemporal data feeds. The Company monitors for economic and pattern-of-life anomalies to produce alerts and enhance situational awareness for government and commercial customers worldwide. BlackSky’s monitoring service is powered by industry leading computing techniques including machine learning and artificial intelligence. Through the Platform, customers access global, real-time awareness monitoring solutions. The Platform itself requires basic online infrastructure with little or no setup.
As of September 30, 2021, BlackSky had six satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns approximately 17.9%. as equity method investments (Note 7)
Prior to the Merger, Legacy BlackSky owned a division called Spaceflight, Inc. (“Spaceflight”), a Delaware corporation based in Seattle, Washington, that provided small satellite launch brokerage services to customers. On June 12, 2020, BlackSky sold 100% of its equity interests in Spaceflight to M&Y Space Co. Ltd. (“M&Y Space”) for a final purchase price of $31.6 million. Spaceflight’s financial results were material to the Company’s financial results and, as such, are reported as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss (Note 8).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with General Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of the

Company and its wholly-owned subsidiaries. In addition, the unaudited condensed consolidated financial statements include the Company’s proportionate share of the earnings or losses of its joint venture and a corresponding increase or decrease to its investment, with recorded losses limited to the carrying value of the Company’s investment. All intercompany transactions and balances have been eliminated upon consolidation.
For accounting purposes, the Merger constituted a reverse recapitalization (the “Reverse Recapitalization”), with Osprey treated as the “acquired” company and Legacy BlackSky as the “acquirer”. The Reverse Recapitalization was treated as the equivalent of Legacy BlackSky issuing equity for the net assets of Osprey, accompanied by a recapitalization, rather than a business combination, which would include goodwill and intangible assets. Legacy BlackSky was considered the acquirer based on the facts and circumstances, including the following:
•Legacy BlackSky’s former stockholders hold a majority ownership interest in BlackSky;
•Legacy BlackSky’s existing senior management team comprise senior management of BlackSky;
•Legacy BlackSky was able to designate all but one director to BlackSky’s board prior to the registration on Form S-4 being declared effective;

•Legacy BlackSky is the larger of the companies based on historical operating activity and employee base; and
•Legacy BlackSky’s operations comprise the ongoing operations of BlackSky.
Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Legacy BlackSky and its wholly owned subsidiaries “as if” Legacy BlackSky is the predecessor and legal successor. The historical operations of Legacy BlackSky are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy BlackSky prior to the Merger; (ii) the combined results of Osprey and Legacy BlackSky following the Merger; (iii) the assets and liabilities of Legacy BlackSky at their historical carrying value; and (iv) the Company’s equity structure for all periods presented.
The Company’s unaudited condensed consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments and certain outstanding debt, which are stated at fair value. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes included in the Company’s registration statement on Form S-1 filed with the SEC on October 22, 2021. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations (Note 8). In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included.

Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. The Company has elected to use this extended transition period to enable it to defer the adoption of new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided for by the JOBS Act. As a result, the Company’s financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, the Company intends to rely on such exemptions, the Company is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company relate to revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, and stock-based compensation.

Revenue Recognition
The Company generates revenues from the sale of imagery & software analytical services and engineering & systems integration. Imagery & software analytical services revenues include imagery, data, software, and analytics, including professional services. These revenues are recognized from the rendering of imagery & software analytical services under cost-plus-fixed-fee contracts, firm fixed price contracts, or on a time and materials basis. Engineering & systems integration revenues include engineering and integration from long-term construction contracts.
The Company adopted the provisions of the new revenue recognition standard, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), for the fiscal year beginning January 1, 2020 using the modified retrospective adoption method for the contracts that were not completed at the date of initial application. Concurrent with the adoption of the new standard, the Company has updated its revenue recognition policy in accordance with the five-step model set forth under ASC 606.
The Company generates revenues primarily through contracts with government agencies. Most of the contracts include multiple promises, which are generally separated as distinct performance obligations. The Company allocates the transaction price to each performance obligation based on the relative standalone selling prices using observable sales transactions where applicable.
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of September 30, 2021.
The estimation of total revenue and costs at completion for fixed price projects is subject to many variables and requires judgment. The Company typically recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue, if the current estimate differs from the previous estimate. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the three and nine months ended September 30, 2021, the Company recognized a $1.6 million unfavorable impact to revenue attributable to changes in estimates for two engineering and systems integration contracts. During the three and nine months ended September 30, 2020, the Company’s change in estimate for a contract in a forward loss position accounted for using the cost-to-cost measure increased $4.0 million and the remaining engineering & systems integration costs was $6.3 million. During the nine months ended September 30, 2021, there was no revenue recognized from performance obligations satisfied in previous periods.
Imagery & Software Analytical Services
Imagery
Imagery services include imagery delivered from the Company’s satellites in orbit via its Platform and in limited cases directly uploaded to certain customers. Imagery performance obligations are recognized as service revenues at the point-in-time when the Company delivers images to the Platform or, in limited circumstances, ratably over the subscription period when the customer has a right to access the Platform for unlimited images.
Data, Software, and Analytics
The Company leverages proprietary artificial intelligence and machine learning algorithms to analyze data coming from both the Company’s proprietary sensor network and third-party sources to provide hard-to-get data, insights, and analytics for customers. The Company continues to integrate and enhance its offerings by performing contract development, while retaining the intellectual property rights. The Company also provides technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company uses system engineers to support customer efforts to manage mass quantities of data. The Company also offers professional service solutions related to object detection, site monitoring, and enhanced analytics, through which the Company can detect key objects in critical locations such as ports, airports, and construction sites; monitor changes at, damages to or other anomalies in key infrastructure; and analyze stockpiles or other critical inventory.
Imagery & software analytical services revenues from data, software, and analytics contracts are recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or time and materials basis. For firm fixed price contracts, the Company recognizes revenue using a cost-to-cost measure of progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation (“EAC”). A performance obligation’s EAC includes all direct costs such as labor, materials, subcontract costs, overhead and an allocable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on contracts, as and when known. For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice practical expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.
Engineering & Systems Integration
The Company develops and delivers advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts. The Company generally recognizes revenue over time using the cost-to-cost method to measure progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total EAC.
Imagery & Software Analytical Service and Engineering & Systems Integration Costs
Imagery & software analytical service costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services.
Engineering & systems integration costs primarily include the cost of internal labor for product design, integration and engineering in support of long-term development contracts for launch vehicle, satellite and payload systems. The Company also incurs subcontract direct materials and external labor costs to build and test specific components such as the communications system, payload demands and sensor integration.

Costs are expensed as incurred except for incremental costs to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods and services. Fringe costs incurred within or allocated to the Company’s customers are classified as overhead (included in imagery & software analytical services and engineering & systems integration costs based on the nature of the contract). The Company does not have any contracts that are subject to U.S. Government Cost Accounting Standards.

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
The estimated fair value of RSAs and RSUs are measured based on the grant date estimated fair value of Legacy BlackSky’s class A common stock. In order to determine the fair value of its class A common stock on the date of grant and prior to the Merger, Legacy BlackSky historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to amortize the fair value as compensation cost over the requisite service period.
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is amortized to compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to share-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon employees’ cash compensation. The Company recognized share-based compensation expense in imagery & software analytical service costs, excluding depreciation and amortization, and selling, general and administration expense on its unaudited condensed consolidated statements of operations.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to amortize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. Having elected to move towards RSAs and RSUs, the Company did not grant any options during the nine months ended September 30, 2021 under the 2014 Plan; however, the Company expects to award options to certain of its officers under the 2021 Plan (defined below). The Company's uses the following inputs under Black-Scholes as follows:.
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. The Company currently has no plans to pay dividends on its class A common stock.
Expected Volatility. The expected volatility of Legacy BlackSky’s class A common stock was estimated based upon the historical share price volatility of comparable publicly traded companies.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term. The expected term is the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for this stage of development. Legacy BlackSky was privately funded, and the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
The most significant assumption used to determine the fair value of the Legacy BlackSky equity-based awards was the estimated fair value of the class A common stock on the grant date. In order to the determine the fair value of the class A common stock on the date of grant, Legacy BlackSky historically performed a valuation analysis using a combination of market and incomes approaches. Subsequent to the Merger, the Company uses the NYSE trading price as the fair value of its common stock for valuation purposes.
Legacy BlackSky historically adjusted the exercise price of certain outstanding stock options. For each award with an adjusted exercise price, Legacy BlackSky calculated the incremental fair value, which was the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The incremental fair value was recognized as stock-based compensation expense immediately to the extent that the modified stock option already vested, and for stock options that were not yet vested, the incremental fair value has been recognized as stock-based compensation expense over the remaining vesting period.

Segment Information
The Company’s Chief Operating Decision Maker (as defined under US GAAP), who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. Accordingly, the Company is currently deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprises the continuing operations of the Company’s single operating and reportable segment, provides geospatial intelligence, imagery and related data analytic products and services, and mission systems that include the development, integration, and operation of satellite and ground systems to government and commercial customers.

Debt - Application of the Fair Value Option
During the nine months ended September 30, 2021, the Company issued three tranches of subordinated, unsecured convertible promissory notes (collectively, the “Bridge Notes”) (refer to the discussion included in Note 13). The Company elected to account for the Bridge Notes under the fair value option. In accordance with the application of the fair value option, the Company (i) recorded the Bridge Notes at their fair values as of the dates of issuance and (ii) remeasured the fair value of the Bridge Notes at each balance sheet date and at the conversion date, which was the date of the Merger. Both the initial and subsequent measurement of the fair value of the Bridge Notes contemplated all of their terms and all of the notes’ features. Accordingly, when the fair value option was applied, the Company did not separately evaluate the Bridge Notes for the existence of embedded features that would require bifurcation as embedded derivatives under other accounting guidance. Changes to the fair value of the Bridge Notes between balance sheet dates are reported within other (expense)/income, net in the unaudited condensed consolidated statements of operations and comprehensive loss if such changes are attributable to base market risk. Changes to the fair value of the Bridge Notes are reported in other comprehensive loss in the unaudited condensed consolidated statements of operations and comprehensive loss if such changes were attributable to instrument-specific credit risk. All debt issuance costs incurred in connection with Bridge Notes accounted for pursuant to the fair value option were expensed as incurred. The Company did not separately report interest expense attributable to the Bridge Notes accounted for pursuant to the fair value option in the unaudited condensed consolidated statements of operations and comprehensive loss. Accrued interest, which did not become due until maturity of the Bridge Notes, was included in the determination of the fair value of the Bridge Notes and changes thereto. These Bridge Notes converted at the closing of the Merger (Note 13) and as of September 30, 2021, the Company did not have any Bridge Notes outstanding.

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured at fair value as of each balance sheet date thereafter. The Company accounted for the warrants issued in connection with the Bridge Notes in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period and at conversion. These liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. At the consummation of the Merger, all of the outstanding Legacy BlackSky class A common stock warrants issued in connection with the Bridge Notes and accounted for as liabilities were automatically net exercised into Legacy BlackSky class A common shares and then exchanged for 3.9 million BlackSky common shares based upon the class A common stock exchange ratio. As such, these warrants issued in connection with the Bridge Notes are no longer presented in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2021.
As of September 30, 2021, the Company’s balance sheet included certain liability classified warrants that were issued at the time of Osprey’s initial public offering ("the IPO") and remained unexercised subsequent to the Merger. The fair value of the redeemable warrants sold as part of the units issued upon consummation of Osprey’s IPO (the “Public Warrants”), and which the Company has recorded as a long-term liability, was estimated as of the date of the Merger and as of September 30, 2021 using the Public Warrants’ quoted market price. The non-redeemable private placement warrants (“Private Placement Warrants”) were valued using a Black-Scholes option pricing model for initial and subsequent measurements and were also recorded as a long-term liability in the Company's unaudited condensed consolidated balance sheets. The liabilities associated with the Public Warrants and the Private Placement Warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Sponsor Shares
Osprey pre-Merger class B common shares were exchanged for the Company's class A common shares at the consummation of the merger ("Sponsor Shares"). A portion of these shares are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company's class A common stock ("Sponsor Earn-Out Shares"). Variable-settled equity instruments that do not meet all the criteria for equity classification are required to be recorded at their initial fair value on the date of issuance, and remeasured at fair value as of each balance sheet date thereafter. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as liabilities at their fair value and adjusted to fair value at each reporting period. The change in fair value was recognized in loss on derivatives in the unaudited condensed consolidated statements of operations and comprehensive loss.
Transaction Costs
Transaction costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs related directly to the Reverse Recapitalization. In a reverse recapitalization transaction between a private operating company and a public shell company that has cash on its balance sheet that is accounted for as the issuance of equity by the accounting acquirer for the cash of the shell company, the transaction costs incurred by Legacy BlackSky were permitted to be charged directly to equity. Upon the closing of the Merger, $19.2 million of transaction costs that had been incurred by Legacy BlackSky, inclusive of amounts that previously had been capitalized as other assets prior to the closing of the Merger, were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in redeemable preferred stock and stockholders’ equity/(deficit) and unaudited condensed consolidated balance sheets, and as a reduction to proceeds from the transaction in the unaudited condensed consolidated statements of cash flows. The transaction costs of $0.3 million related to the Sponsor Earn-Out Shares were expensed. There were no deferred transaction costs capitalized as of December 31, 2020.

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update requires an entity to determine which implementation costs to capitalize as an asset related to the service contract and subsequently expense over the term of the hosting arrangement, versus which costs to expense as activities are performed. In addition, the update provides specific guidance regarding the income statement, cash flow statement, and balance sheet presentation of amounts recognized for, payments of, and prepayments attributable to capitalized implementation costs, respectively. This ASU can be applied on a prospective or retrospective basis. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2019, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods beginning after December 15, 2021. The update also permits early adoption, including adoption in any interim period. The Company adopted the guidance on January 1, 2021. Adoption of the standard did not have a material impact to the consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 “Leases”. The amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The guidance requires the use of the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The guidance is effective for public business entities for annual periods, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently in the planning stage and will adopt the guidance for the fiscal year beginning on January 1, 2022. The Company expects the adoption of the standard to have a material impact to the unaudited condensed consolidated balance sheets, since the Company will be required to report operating leases in the unaudited condensed consolidated balance sheets for the first time. The Company is in the early stages of its adoption efforts and cannot yet reasonably estimate the impact to the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this update are primarily for entities holding financial assets and net investment leases measured under an incurred loss impairment methodology. A new methodology must be adopted to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which would include losses on trade accounts receivable. This ASU requires modified retrospective application. The guidance is effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. The Company is currently in the planning stage and will adopt the guidance on January 1, 2023. The Company has not yet determined the potential impact, if any, that this guidance will have on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”. The amendments in this update are intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU can be applied on a retrospective, modified retrospective or prospective basis. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is also permitted. The Company is currently in the planning stage and will adopt the guidance for the fiscal year beginning on January 1, 2022. The Company has not yet determined the potential impact, if any, that this guidance will have on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this update address issues identified as a result of the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. This ASU can be applied on a prospective basis. The guidance is effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the planning stage and expects to adopt the guidance on January 1, 2024. The Company has not yet determined the potential impact, if any, that adoption will have on its consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, “Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified upon modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company plans to adopt this guidance as of January 1, 2022 and is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

4. Reverse Recapitalization
As described in Note 1, the Merger between Osprey and Legacy BlackSky closed on September 9, 2021. In connection with the Merger:
•A number of parties agreed to purchase an aggregate of 18.0 million shares of Osprey class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, and an aggregate purchase price of $180.0 million, pursuant to the subscription agreement dated February 17, 2021. While executed pre-Merger, the sale of PIPE Shares was consummated substantially concurrently with the closing of the Merger and participants received shares of BlackSky class A common stock.
•As part of a strategic partnership, Palantir Technologies Inc. (“Palantir”) agreed to purchase an aggregate of 0.8 million shares of Osprey class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $8.0 million pursuant to a subscription agreement entered into on August 31, 2021, which contained substantially similar terms as the PIPE subscription agreement described above. The Palantir subscription agreement closed on September 13, 2021, two business days subsequent to the closing of the Merger and Palantir received 0.8 million shares of BlackSky class A common stock.
•79.0 million shares of Osprey class A common stock were issued for all of the issued and outstanding equity interests of Legacy BlackSky, inclusive of shares of Osprey’s class A common stock issued in exchange for Legacy BlackSky’s (1) issued and outstanding class A common stock, (2) issued and outstanding preferred stock, (3) shares of common stock issued upon the conversion of Legacy BlackSky’s convertible promissory notes (inclusive of interest accrued thereon), as if each had converted into Legacy BlackSky class A common stock immediately prior to the Merger, and (4) shares of preferred stock and common stock issued upon the manual or automatic exercise of certain warrants immediately prior to the Merger. Both outstanding preferred stock shares and preferred stock share activity related to all of Legacy BlackSky’s redeemable convertible preferred stock have been retrospectively adjusted for the exchange and included as equity in the Company’s unaudited condensed consolidated balance sheets and statements of changes in redeemable preferred stock and stockholders’ equity/(deficit) from the beginning of the earliest period presented in order to reflect the Company’s equity structure for all reporting periods.
•Outstanding Legacy BlackSky RSUs, RSAs, options, and common stock warrants that were neither exercised nor forfeited immediately prior to the Merger were exchanged, based on the exchange ratio applicable to shares of Legacy BlackSky’s class A common stock, for RSUs, RSAs, options, and warrants, respectively, that vest into or become exercisable for the Company’s class A common stock. Upon exchange, these awards remained subject to the same vesting and exercise terms and conditions as were applicable to the awards pre-Merger.
•21.4 million shares of Osprey class A common stock were redeemed by Osprey pre-Merger public shareholders. The price paid in excess of the pro-rata portion of additional paid-in capital was recorded in accumulated deficit in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in redeemable preferred stock and stockholders’ equity/(deficit) as of and for the nine months ended September 30, 2021.
•7.9 million shares of Osprey class B common stock that were outstanding immediately prior to the Merger were converted to 7.9 million shares of Osprey class A common stock, inclusive of 2.4 million shares that are subject to (1) up to a seven year lockup period, with release terms that are based upon the performance of the Company’s common stock or a change in control event and (2) potential forfeiture.
The following table reconciles the elements of the Merger to the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statement of changes in stockholder's equity/(deficit) for the nine months ended September 30, 2021 (in thousands):

Cash – Osprey’s trust and cash (net of redemptions)	$103,049
Cash - PIPE financings (PIPE Shares and Palantir)	188,000
Gross Merger proceeds	$291,049
Less: fees paid to Osprey IPO underwriters	(11,173)
Less: other Osprey transaction costs	(15,831)
Less: BlackSky transaction costs	(18,823)
Proceeds from Reverse Recapitalization, net payment of BlackSky equity issuance costs	$245,222
Less: non-cash assets and warrant liabilities assumed from Osprey	(43,963)
Less: accrued BlackSky transaction costs	(385)
Net impact from Reverse Recapitalization to BlackSky's equity	$200,874

The number of shares of Company class A common stock originally issued by Osprey prior to Merger and the recapitalization of the class A common stock following the Merger are as follows:

Number of Shares
(in thousands)
Osprey class A common stock, outstanding prior to Merger	31,625
Less: redemption of Osprey class A common stock	(21,375)
Total Osprey class A common stock pre-Merger	10,250
Osprey Founder class A common stock	5,534
Class A common stock issued in PIPE and Palantir financing	18,800
Total Merger, PIPE, and Palantir financing class A common stock	34,584

5. Revenues
Remaining Performance Obligations
As of September 30, 2021, the Company had $36.4 million of remaining performance obligations, which represents the transaction price of executed contracts less inception to date revenue recognized. Remaining performance obligations exclude unexercised contract options. The Company expects to recognize revenue relating to remaining funded contractual performance obligations, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $11.7 million, $23.1 million, and $1.6 million during the three months ending December 31, 2021, during fiscal year 2022, and thereafter, respectively.
Disaggregation of Revenue
The Company earns revenue through the sale of imagery & software analytical services and engineering & systems integration. The Company’s management primarily disaggregates revenue as follows: (i) imagery; (ii) data, software and analytics; and (iii) engineering and integration. This disaggregation allows the Company to evaluate market trends and certain imagery & software analytical services and engineering & systems integration services. These offerings currently have both recurring and non-recurring price attributes, particularly the engineering & systems integration offerings.
The following table disaggregates revenue by type of imagery & software analytical services and engineering & integration for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Imagery	$2,773	$814	$5,621	$1,222
Data, software and analytics	3,756	4,720	12,023	12,038
Engineering & integration	1,408	(217)	4,952	1,468
Total revenues	$7,937	$5,317	$22,596	$14,728

The approximate revenue based on geographic location of customers is as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
US	$6,704	$3,875	$19,063	$11,853
Middle East	607	1,249	1,987	2,446
Asia	343	183	1,113	397
Other	283	10	433	32
Total revenues	$7,937	$5,317	$22,596	$14,728

Revenue from significant customers for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S. federal government and agencies	$6,590	$3,831	$18,897	$11,699
Commercial and other	1,347	1,486	3,699	3,029
Total revenues	$7,937	$5,317	$22,596	$14,728

As of September 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
U.S. federal government and agencies	$4,584	$1,335
Commercial and other	325	1,568
Allowance for doubtful accounts	—	—
Total accounts receivable	$4,909	$2,903
The following table disaggregates revenue for the three and nine months ended September 30, 2021 and 2020 by when control is transferred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Point in time	$3,104	$2,128	$7,565	$3,300
Over time	4,833	3,189	15,031	11,428
Total revenues	$7,937	$5,317	$22,596	$14,728

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Contract assets - current
Unbilled revenue	$649	$749
Other contract assets	1,664	3,047
Total contract assets - current	$2,313	$3,796

Contract liabilities - current
Deferred revenue - short-term	$14,199	$14,030
Other contract liabilities	254	507
Total contract liabilities - current	$14,453	$14,537

Contract liabilities - long-term	$—	$—
Deferred revenue - long-term	683	2,559
Total contract liabilities - long-term	$683	$2,559
Deferred revenue and other contract liabilities are reported as contract liabilities in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities include payments received and billings made in advance of the satisfaction of performance obligations under the contract and are realized when the associated revenue is recognized under the contract. Contract assets include (i) unbilled revenue, which is the amount of revenue recognized in excess of the amount billed to customers, where the rights to payment are not just subject to the passage of time; and (ii) costs incurred to fulfill contract obligations. Other contract assets and other contract liabilities primarily relate to contract commissions on customer contracts.
Changes in short-term and long-term contract assets and contract liabilities reported as of January 1, 2021 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2021	$3,796	$17,096
Reclassification of the beginning contract liabilities to revenue	—	(8,375)
Cash payments in advance of revenue recognition	—	8,268
Reclassification of the beginning contract assets to receivables	(740)	—
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	(1,663)
Changes of contract costs	(743)	(190)
Balance as of September 30, 2021	$2,313	$15,136

7. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, respectively, the Company remitted $15.0 million and $8.2 million of payments to LeoStella for satellite manufacturing and satellite software development.

X-Bow
In 2017, the Company entered into a stock subscription and technology transfer agreement with X-Bow, whereby the Company assigned and transferred certain intellectual property rights owned by the Company to X-Bow in exchange for 13.5 million shares of X-Bow, a strategic investment in a space technology company specializing in additive manufacturing of solid rocket motors. As of September 30, 201, the Company's interest in X-Bow was 17.9%.
The following tables present summarized financial information for the Company’s equity method investments as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021, and September 30, 2020.

	September 30,	December 31,
Summarized balance sheets	2021	2020
	(in thousands)
Current assets	$73,494	$64,355
Non-current assets	6,305	7,468
Total assets	$79,799	$71,823

Current liabilities	$59,139	$57,040
Non-current liabilities	896	6,589
Total liabilities	$60,035	$63,629

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized statements of operations	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$3,494	$9,604	$24,212	$12,946
Gross margin	$553	$1,381	$7,110	$1,924
Net income/(loss)	$(1,590)	$184	$570	$(1,494)
Current assets of the Company’s equity method investees primarily consisted of inventories of $41.1 million as of September 30, 2021 and $47.3 million as of December 31, 2020. Total liabilities of the Company’s equity method investees primarily consisted of customer advances from related parties of $52.5 million as of September 30, 2021 and $51.4 million as of December 31, 2020.
The revenue related to equity method investments attributable to related parties was $3.5 million and $20.9 million for the three and nine months ended September 30, 2021, respectively. The revenue related to equity method investments attributable to related parties was $9.6 million and $12.9 million for the three and nine months ended September 30, 2020, respectively. The Company eliminates intercompany transactions;, therefore, the revenue of the equity method investees is not included in the Company's unaudited condensed consolidated financial statements. The Company has differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $0.6 million as of September 30, 2021 and $0.5 million as of December 31, 2020. The differences are a result of the elimination of upstream intra-entity profits from the sale of satellites, the recognition of unearned profits as the satellites are depreciated, and the elimination of bad debt expense reserves arising from intra-entity sales.

8. Discontinued Operations
On June 12, 2020, the Company completed the sale of 100% of its equity interests in Spaceflight to M&Y Space for a final purchase price of $31.6 million. In connection with the sale, a bridge loan of $26.0 million, plus unpaid, accrued interest of $0.2 million, was extinguished and deducted from the net proceeds. Accrued interest of $0.5 million was also forgiven in accordance with the terms of the bridge loan.

Under a transition services agreement, the Company provides, post-closing transition services to Spaceflight, including, but not limited to, the sublease of the Company’s office facility in Seattle, Washington and common area maintenance fees related to the sublease.
Settlement Arrangement for the Sale of the Spaceflight
On March 30, 2021, the Company settled certain disputes with respect to the purchase price in the total amount of $6.8 million, which was accrued as a liability as of December 31, 2020 (Note 12). The Company paid the settlement amount in two tranches—(i) $2.0 million on April 1, 2021 and (ii) the remaining $4.8 million was triggered at the closing of the Merger. In April 2021, the Company also terminated a launch arrangement with Spaceflight and, as agreed upon by the parties, offset the amount due to M&Y Space with a contractual refund of $3.9 million of which the net amount of $819 thousand was settled for cash in the three months ended September 30, 2021. As a result, the Company recorded a reduction to the accrued liability and a reduction to satellite procurement in the unaudited condensed consolidated balance sheets. Additionally, the Company recognized an unfavorable working capital adjustment of $1.0 million related to a potential shortfall in accounts receivable in the closing balance sheet delivered to M&Y Space. This number may be adjusted in future periods as the Company continues to analyze payments on account and legal remediation through the collection period ending in December 2021.
The following summarizes the components of the gain from discontinued operations, net of tax, that the Company has reported in the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Major classes of line items constituting gain from discontinued operations:
Revenue - launch services	$—	$—	$—	$26,925
Total operating cost and expenses	$—	$511	$—	$29,129
Operating loss	$—	$(511)	$—	$(2,204)
Loss from discontinued operations, before income taxes.	$—	$(511)	$—	$(2,223)
(Loss)/gain on disposal of discontinued operations	$—	$—	$(1,022)	$30,672
Total (loss)/gain from discontinued operations, net of income taxes	$—	$(511)	$(1,022)	$28,449

9. Property and Equipment - net
The following summarizes property and equipment - net as of:

	September 30,	December 31,
	2021	2020
	(in thousands)
Satellites	$41,380	$32,340
Computer equipment and software	1,567	1,315
Office furniture and fixtures	870	1,388
Other equipment	653	434
Site equipment	1,377	1,311
Ground station equipment	1,264	1,415
Total	47,111	38,203
Less: accumulated depreciation	(25,408)	(17,351)
Property and equipment — net	$21,703	$20,852
On May 15, 2021, a Rocket Lab Electron rocket carrying two of the Company's satellites suffered a failure during flight, resulting in the loss of both satellites. This resulted in the total carrying value of $18.4 million being impaired in the second quarter of 2021. The $18.4 million includes satellite procurement, launch, shipping, launch support and other associated costs. Of this amount, $8.4 million was included in satellite procurement work in progress in the unaudited condensed consolidated balance sheets as of December 31, 2020. There was no impairment for the nine months ended September 30, 2020.
Depreciation of property and equipment from continuing operations during the three months ended September 30, 2021 and 2020 was $3.2 million and $2.4 million, respectively. Depreciation of property and equipment from continuing operations during the nine months ended September 30, 2021 and 2020 was $8.8 million and $5.4 million, respectively. During the nine months ended September 30, 2021, the Company had disposed of $0.8 million of property and equipment, which consisted of site equipment, furniture and ground station equipment, at a loss of $24 thousand.

10. Goodwill and Intangible Assets

Goodwill
The Company performed an annual qualitative goodwill assessment of the goodwill held related to the BlackSky reporting unit as of December 31, 2020. The Company determined that no triggering events occurred that would require the Company to test goodwill for impairment during the nine months ended September 30, 2021. Goodwill was as follows::

	September 30, 2021	December 31, 2020
	(in thousands)
Gross carrying amount	$9,393	$9,393
Accumulated impairment losses	—	—
Net carrying value of goodwill	$9,393	$9,393

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
	September 30, 2021
Customer relationships	$6,530	$(3,910)	$2,620
Distribution agreements	326	(326)	—
Technology and domain name	4,054	(3,857)	197
Total intangible assets at September 30, 2021	$10,910	$(8,093)	$2,817

	December 31, 2020
Customer relationships	$6,530	$(3,489)	$3,041
Distribution agreements	326	(326)	—
Technology and domain name	4,047	(3,257)	790
Total intangible assets at December 31, 2020	$10,903	$(7,072)	$3,831
For each of the three months ended September 30, 2021 and 2020, amortization expense related to intangible assets was $0.3 million. For each of the nine months ended September 30, 2021 and 2020, amortization expense related to intangible assets was $1.0 million. These amounts were included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

11. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Accounts payable	$2,055	$4,177
Accrued payroll	3,006	2,577
Other accrued expenses	5,179	1,212
Total accounts payable and accrued liabilities	$10,240	$7,966

12. Other Current Liabilities
The components of other current liabilities were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Warrant liability	$—	$558
Other current liabilities	163	28
Current portion of capital lease	49	48
Contingent liability	1,432	—
Working capital liability	1,057	6,805
Total other current liabilities	$2,701	$7,439
The contingent liability represents a liability for estimated indirect taxes, previously classified as long-term. Refer to Note 21 for more information.
The working capital liability as of December 31, 2020 was reduced by payments of $2.8 million and a contractual refund of $3.9 million for a terminated launch services agreement for which a right of setoff exists and increased by a working capital adjustment related to a potential shortfall in accounts receivable in the closing balance sheet of $1.0 million. Refer to Note 8 for more information.

13. Debt and Other Financing
The carrying value of the Company’s outstanding debt, inclusive of debt instruments reported at fair value, consisted of the following amounts:

	September 30,	December 31,
	2021	2020
	(in thousands)
Current portion of long-term debt	$—	$16,798
Non-current portion of long-term debt	81,237	86,637
Total long-term debt	81,237	103,435
Unamortized debt issuance cost	(3,215)	(1,827)
Outstanding balance	$78,022	$101,608

		September 30,	December 31,
Name of Loan	Effective Interest Rate	2021	2020
		(in thousand)
Loans from related parties	4.00% - 6.00%	$81,237	$83,737
Small Business Administration Loan (Paycheck Protection Program)	1.86%	—	3,600
Line of credit	3.65%	—	16,098
Total		$81,237	$103,435
Bridge Notes and Related Transactions
On February 2, 2021, Legacy BlackSky amended its omnibus agreement dated June 27, 2018 (the “2021 Omnibus Amendment”). As a result of the amendment, Legacy BlackSky was permitted to enter into additional indebtedness by issuing new subordinated, unsecured convertible promissory notes, the Bridge Notes, between February 2, 2021 and June 30, 2021, for up to an aggregate principal amount of $60 million.
During the period from February 2, 2021 through February 3, 2021, Legacy BlackSky completed the closing of its initial tranche of the Bridge Notes from existing stockholders. The aggregate principal amount of the Bridge Notes issued in the initial tranche was $18.1 million. All investors participating in the initial tranche also received incentive equity equal to seven shares of class A common stock of Legacy BlackSky for each dollar invested. Certain investors participating in the initial tranche additionally received warrants exercisable for shares of Legacy BlackSky class A common stock in amounts ranging from 0.14% of Legacy BlackSky’s fully-diluted share capital for each dollar invested divided by $1.0 million to 3.5% of Legacy BlackSky’s fully-diluted share capital (Note 14). On February 18, 2021, the Company completed the closing of a second tranche of the Bridge Notes, raising an aggregate principal amount of $40.0 million from an existing stockholder and from new investors. Participants in the second tranche did not receive shares of Legacy BlackSky class A common stock or warrants to purchase Legacy BlackSky class A common stock.
Upon the closing of the two previously mentioned tranches, $1.9 million of Bridge Notes remained available to be offered to certain shareholders under terms similar to the initial tranche pursuant to a rights offering (“Rights Offering”). The Company subsequently completed the Rights Offering in June 2021 with a total of $0.5 million additional investment, resulting in final aggregate proceeds of $58.6 million in principal investments pursuant to the Bridge Notes. As the terms of the Rights Offering were substantially identical to those offered in the initial tranche of the Bridge Notes, participants received seven shares of the Legacy BlackSky's class A common stock for each dollar invested, as well as warrants.
The Bridge Notes, in all three tranches, bore interest at a rate of 10% and had a maturity date of April 30, 2025. There were no covenants in the Bridge Notes that were tied to financial metrics. The Company made an irrevocable election to carry the Bridge Notes at fair value. The Company made an irrevocable election to carry the Bridge Notes at fair value.
In connection with the Merger, all of the Company's issued and outstanding Bridge Notes were converted into Legacy BlackSky class A common stock at a conversion price of 80% of the deemed value of a single Legacy BlackSky class A common share and, immediately thereafter, those Legacy BlackSky class A common shares were exchanged for Osprey class A common shares based the class A common stock exchange ratio. As of September 30, 2021, the Company had no convertible Bridge Notes outstanding.
In connection with the 2021 Omnibus Amendment, the investors guaranteeing the Silicon Valley Bank ("SVB") line of credit further reaffirmed their guarantees and received a one-time issuance of seven shares of Legacy BlackSky class A common stock for every dollar guaranteed. Additionally, Legacy BlackSky agreed to pay a fee to each of its senior secured lenders (“Consent Fees”). The Consent Fees were payable in either cash or shares of Legacy BlackSky’s class A common stock at the choice of the lender. The Consent Fees were considered variable share-settled liabilities and were recorded at fair value (Note 20). All of the Consent Fees were settled for cash at the closing of the Merger.

The following table summarizes the additional shares of Legacy BlackSky class A common stock and warrants to purchase Legacy BlackSky class A common stock issued as a result of the Bridge Notes.

	Legacy BlackSky Class A Common Stock(1)	Legacy BlackSky Class A Common Stock Warrants(1)
	(in thousands)
Issued to SVB guarantors	8,485	—
Issued in connection with the initial tranche of Bridge Notes	11,544	3,873
Issued as incentive shares and as incentive warrants, in connection with the Rights Offering	314	51
Total	20,343	3,924
1.Issuance of class A common stock and class A common stock has been retroactively restated to give effect to the reverse recapitalization.
In connection with the Merger, all issued and outstanding Legacy BlackSky Bridge Notes and class A common stock warrants granted in accordance with the Bridge Notes were automatically exercised into Legacy BlackSky class A common stock and those shares were exchanged for Legacy Osprey common shares at the exchange rate applicable to the Company’s common stock.
In connection with the merger, the Company repaid $21.4 million in outstanding loans due to the settlement of the SVB line of credit of $16.1 million, the small business administration paycheck protection program loan of $3.5 million and $1.8 million in required payments on other loans, inclusive of accrued interest. As a result of these repayments, the Company recorded a loss on debt extinguishment of $12 thousand, which is recorded in other (expense)/income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Loans from Related Parties
After the Merger, the Company’s primary debt (and its sole secured debt) consists of its amended and restated loan and security agreement dated October 31, 2019, as amended or modified from time to time, with Intelsat Jackson Holdings SA (“Intelsat”) and Seahawk SPV Investment LLC (“Seahawk”). Interest accrues on the amounts outstanding under this facility at a fixed rate of 4% until October 31, 2022, 9% from November 1, 2022 to October 31, 2023, and 10% from November 1, 2023 to the maturity date of October 31, 2024. During the 4% interest period, the amount of accrued interest is added, on a pro-rata basis, to the outstanding principal amount of each lender’s advances on October 31, 2020, October 31, 2021, and October 31, 2022. Thereafter, interest is payable in cash semi-annually in arrears commencing on May 1, 2023. This facility is secured by substantially all of the Company’s assets, is guaranteed by the Company’s subsidiaries, and contains customary covenants and events of default. There are no covenants tied to financial metrics.
The Company also has debt in the form of unsecured notes owed to Legacy BlackSky's founders for $10.0 million, which accrues interest at 6% per annum, are non-convertible and mature upon a change of control or event of default.
Fair Value of Debt
The estimated fair value of all of the Company’s outstanding long-term debt, excluding the SVB line of credit that was outstanding as of December 31, 2020, was $78.5 million and $79.7 million as of September 30, 2021, and December 31, 2020, respectively, which is different than the historical costs of such long-term debt as reflected in the Company's unaudited condensed consolidated balance sheets. As of December 31, 2020, the carrying value of the SVB line of credit of $16.1 million approximated its fair value. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
As of September 30, 2021, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of September 30, 2021.

14. Warrants

Legacy BlackSky Class A Common Stock Warrant Liabilities
As part of the Bridge Notes discussed in Note 13, the Company issued warrants to purchase Legacy BlackSky class A common stock which had an exercise price of $0.11 (after adjustment for the common stock exchange ratio) and a contractual life of ten years. The number of shares of Legacy BlackSky class A common stock for which the warrants were exercisable was not fixed and adjusted based on the fully diluted capitalization of the Company, as defined in the warrant agreements, at the time of exercise. The Company analyzed the provisions of the respective warrant agreements, which requires a multi-step approach to evaluate whether an equity-linked financial instrument has features that require treatment as a derivative liability. Based upon the fact that the number of shares of class A common stock that the warrants were exercisable for was not fixed and was subject to changes based on the Company’s capital structure, the warrants were not considered to be indexed to Legacy BlackSky’s stock. Therefore the warrants met the criteria for derivative liability treatment and, as such, were initially recorded as other current liabilities in the unaudited condensed consolidated balance sheets.
In connection with the Merger, all outstanding warrants granted with the Bridge Notes were automatically exercised into Legacy BlackSky class A common stock and those shares were exchanged for Osprey class A common stock. Therefore, the derivative liability for these financial instruments was zero as of September 30, 2021.

Public Warrants and Private Placement Warrant Liabilities
The Public Warrants and Private Placement Warrants issued by Osprey are governed by the terms of the warrant agreement, dated October 31, 2019 (the “Warrant Agreement”) and the Sponsor Support Agreement entered into on February 17, 2021. In connection with Osprey’s IPO, Osprey had issued 15,812,500 Public Warrants, each providing a right to purchase one share of common stock at an exercise price of $11.50 per share. The Public Warrants were not exercisable until October 9, 2021. Simultaneously, with the consummation of the Osprey IPO, Osprey issued 8,325,000 Private Placement Warrants to Osprey’s sponsor, of which 4,162,500 are exercisable beginning on October 9, 2021, at a price of $11.50 per share, and 4,162,500 are exercisable when the Company’s common stock reaches a trading price of $20.00 per share. In addition to the exercise prices, once the Public Warrants become exercisable, the Company may call the warrants for redemption:
•at a price of $0.01 per whole warrant; and
•if, and only if, the closing price of the Company's class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis, (ii) may not be transferred, assigned or sold until thirty days after the closing date of the Merger and (iii) shall not be redeemable by the Company.
If the Company calls the Public Warrants for redemption, the board of directors will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement.
The exercise price and number of shares of class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of stock splits, stock dividends, recapitalization, reorganization, merger or consolidation. In addition, the Company had the right to issue additional common shares or securities convertible into or exercisable/exchangeable for shares of common stock in connection with the closing of the Merger at an issue or effective price of less than $9.20. In connection with the Merger, the Company did not exercise this option. As of September 30, 2021, all of the Public Warrants and 4,162,500 of the Private Placement Warrants, that have an exercise price of $11.50, are exercisable.
Subsequent Accounting for Warrant Liabilities
Derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities on the unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (Note 20).
The following table is a summary of the number of outstanding shares of the Company’s class A common stock issuable upon exercise of warrants at September 30, 2021:

	Number of Shares (in thousands)	Exercise Price	Redemption Price	Expiration Date	Classification	Gain/(loss) in value from September 9, 2021 (close of the Merger) to September 30, 2021 (in thousands)	Fair Value at September 30, 2021 (in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$4,902	$24,193
Private Placement Warrants	4,163	$11.50	$18.00	9/9/2026	Liability	$1,956	$9,449
Private Placement Warrants	4,163	$20.00	$18.00	9/9/2026	Liability	$583	$2,914
In addition, the Company has 1.8 million class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the unaudited condensed consolidated balance sheets.

15. Other (Expense)/Income

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Loss on issuance of Bridge Notes tranche one	$—	$—	$(84,291)	$—
Loss on issuance of Bridge Notes tranche two	—	—	(12,185)	—
Loss on issuance of Bridge Notes Rights Offering	—	—	(3,193)	—
Loss on debt extinguishment of Bridge Notes	(75)	—	(75)	—
Debt issuance costs expensed for debt carried at fair value	—	—	(47,718)	—
Transaction costs associated with derivative liabilities	(291)	—	(291)	—
Other	1	(155)	18	126
	$(365)	$(155)	$(147,735)	$126
In February 2021, Legacy BlackSky issued Bridge Notes in two tranches (Note 13). The first tranche of the Bridge Notes were issued at par to several existing investors at a principal amount of $18.1 million and a fair value of $24.2 million. Additionally, certain investors in the first tranche of Bridge Notes received 11.5 million shares of Legacy BlackSky class A common stock with a fair value of $59.8 million and warrants to purchase 3.9 million shares of Legacy BlackSky class A common stock with a fair value of $18.4 million. The transaction involved investments primarily by the existing Legacy BlackSky investors at that time. Legacy BlackSky, which had an external valuation performed on the Bridge Notes, Legacy BlackSky class A common stock, and Legacy BlackSky warrants, determined that the fair value of the financial instruments issued exceeded the cash proceeds received. Since no unstated rights and/or privileges were identified with the first tranche of the Bridge Notes, Legacy BlackSky recorded a loss on issuance of $84.3 million.
The second tranche of the Bridge Notes were issued at par to several new investors and an existing investor at a principal amount of $40.0 million and a fair value of $52.2 million, resulting in a loss on issuance of $12.2 million.
In June 2021, Legacy BlackSky offered eligible stockholders an opportunity to invest in a portion of the Bridge Notes as part of a rights offering on substantially the same terms as offered to investors in the initial tranche of the Bridge Notes. The aggregate principal amount and fair value of the Bridge Notes issued to the participating shareholders in the rights offering were $0.5 million and $0.6 million, respectively. Additionally, the investors received 0.3 million incentive shares of Legacy BlackSky class A common stock with a fair value of $2.6 million and 51 thousand incentive warrants exercisable for Legacy BlackSky class A common stock with a fair value of $0.5 million. No unstated rights and/or privileges were identified with respect to the Bridge Notes issued in connection with the rights offering, and Legacy BlackSky recorded a loss on issuance of $3 million.
Legacy BlackSky incurred and expensed $47.6 million in debt issuance cost related to the Bridge Notes issued in February 2021 and the modification of existing debt arrangements at that time. These debt issuance costs consisted of 8.5 million shares of Legacy BlackSky class A common stock valued at $43.9 million that were issued to certain guarantors in conjunction with modification of Legacy BlackSky’s SVB line of credit and $3.7 million paid to third-parties in cash. Additionally, the Company incurred $0.1 million in debt issuance costs related to the rights offering, which was expensed.
The debt issuance costs were expensed because the Bridge Notes were being carried on the balance sheet at fair value. The modification of existing debt did not qualify as a troubled debt restructuring nor did it result in the extinguishment of the debt.

16. Stockholders’ Equity

Class A Common Stock
As of September 30, 2021, the Company was authorized to issue 300.0 million shares of class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of September 30, 2021 consisted of 116.1 million and 113.3 million shares of class A common stock, respectively. The par value of each share of the class A common stock is $0.0001 per share.

The Company had reserved shares of class A common stock for issuance in connection with the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Common stock warrants (as exercised for class A common stock) treated as equity	1,770	12,312
Stock options outstanding	2,344	3,489
Restricted stock units outstanding	9,158	—
Public Warrants (as exercised for class A common stock) treated as liability	15,813	—
Private Placement Warrants (as exercised for class A common stock) treated as liability	8,325	—
Shares available for future grant	146,474	13,787
Total class A common stock reserved	183,884	29,588

The Company has approximately 2.4 million Sponsor Earn-Out Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company's class A common stock, and therefore, are required to be recorded as liabilities at their fair value and adjusted to fair value at each reporting period. The Sponsor Earn-Out Shares have the following provisions:

Terms
Contractual Life	Seven years from the closing date of the Merger

Release Provision
Exactly half of the Sponsor Earn-Out Shares have a release provision ("Release") at such time that the volume weighted average price ("VWAP") is equal to, or greater than, $15.00 per share for ten of any twenty consecutive trading days. The remaining Sponsor Shares Release at such time that the VWAP is equal to, or greater than, $17.50 per share for the of any twenty consecutive trading days. There is an additional provision for acceleration of the Release upon a defined change in control.

Forfeiture Provision	If, within the seven year period, the Sponsor Earn-Out Shares have not met the Release provisions, the Sponsor Earn-Out Shares will automatically forfeit and be cancelled.
As a result, the Company recorded a long-term liability of $15.4 million as of September 30, 2021 and a loss on fair value of $2.2 million in both the three and nine months ended September 30, 2021.

17. Net (Loss)/Income Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss)/income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands except per share information)		(in thousands except per share information)
Loss from continuing operations	$(46,897)	$(13,911)	$(250,016)	$(37,594)
(Loss)/gain from discontinued operation	—	(511)	(1,022)	28,449
Net loss available to common stockholders	$(46,897)	$(14,422)	$(251,038)	$(9,145)

Basic and diluted net loss per share - continuing operations	$(0.67)	$(0.41)	$(4.29)	$(1.16)
Basic and diluted net (loss)/income per share - discontinued operations	—	(0.01)	(0.02)	0.87
Basic and diluted net loss per share	$(0.67)	$(0.42)	$(4.31)	$(0.29)

Shares used in the computation of basic and diluted net loss per share	69,975	34,258	58,297	32,515
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2021 and 2020. BlackSky’s pending Form S-1 registration statement filed with the SEC seeks to register approximately 24.1 million shares underlying the Public Warrants and Private Placement Warrants outlined below, which equates to less than 16% of the total fully diluted outstanding common shares of BlackSky. While the Public Warrants and certain of the Private Placement Warrants are now exercisable, the exercise prices (of either $11.50 per share or $20 per share, depending on the class of warrant) both currently exceed the trading price for BlackSky’s common stock. Shares issued to Legacy BlackSky stockholders as part of the Merger consideration remain locked up pursuant to BlackSky’s bylaws through at least the middle of the first quarter of 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Restricted class A common stock	420	1,022	420	1,022
Restricted stock units	9,158	—	9,158	—
Common Stock warrants	1,770	12,312	1,770	12,312
Public Warrants (as exercised for class A common stock) treated as liability	15,813	—	15,813	—
Private Placement Warrants (as exercised for class A common stock) treated as liability	8,325	—	8,325	—
Sponsor earn-out shares	2,372	—	2,372	—
Stock options	2,344	3,561	2,344	3,561

18. Stock-Based Compensation
The Company adopted two equity incentive plans in prior years, the 2011 Plan and 2014 Plan. Both Plans allowed the board of directors to grant stock options, designated as incentive or nonqualified, and stock awards to employees, officers, directors, and consultants. Stock options are granted with an exercise price per share equal to at least the estimated fair value of the underlying class A common stock on the date of grant. The vesting period is determined through individual award agreements and is generally over a four-year period. Awards generally expire 10 years from the date of grant. Legacy BlackSky issued equity and equity-based awards under its 2014 stock incentive plan (the “2014 Plan”) and 2011 stock incentive plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Plans”), which are now administered by the Company’s board of directors. The Plans are no longer active; however, outstanding awards granted under these Plans will not be affected. As of September 30, 2021, the Company had 41 thousand and 2.3 million options outstanding, respectively, under the 2011 and 2014 Plans.
As part of the Merger, Osprey’s shareholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which are administered by the Company’s board of directors. Under the 2021 Plan, the number of shares initially subject to issuance is 15.0 million, with automatic increases beginning in 2022. Additionally, up to 13.1 million shares can be added to the 2021 Plan pursuant to assumed awards granted under the 2011 Plan and 2014 Plan that are subsequently forfeited or fail to vest. Under the 2021 ESPP, the maximum number of shares made available for sale is 3.0 million, with automatic increases beginning in 2022. The Company has not issued equity awards in any form—options, RSUs, RSAs, warrants, etc.—since the closing of the Merger, and the Company does not intend to issue awards until the effectiveness of our first form S-8 registration statement registering the shares issuable under our 2021 Plan.
The stock-based compensation expense attributable to continuing operations was included in imagery & software analytical service costs, excluding depreciation and amortization and selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$2,898	$—	$2,949	$—
Selling, general and administrative	25,595	550	26,316	1,692
Total stock-based compensation expense	$28,493	$550	$29,265	$1,692

The stock-based compensation expense recorded for the RSUs during the three and nine months ended September 30, 2021 included a cumulative adjustment for service completed from the grant date to the close of the Merger.

Stock Options
Following the Merger, the outstanding stock options issued under the 2014 Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of class A common stock equal to the number of shares of Legacy BlackSky class A common stock subject to the same terms and conditions as were applicable to such Legacy BlackSky stock option (each an “Assumed Company Stock Option”). The exercise price per share of each Assumed Company Stock Option was equal to the quotient obtained by dividing the exercise price per share applicable to such Legacy BlackSky stock option by the common stock exchange ratio.
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected life, a risk-free interest rate, and expected volatility to determine such values.
A summary of the weighted-average assumptions used by Legacy BlackSky is presented below for the nine months ended September 30, 2020; there were no stock options awarded during the nine months ended September 30, 2021:

Nine Months Ended September 30,
2020
Fair value per common share	$0.0121
Weighted-average risk-free interest rate	0.83%
Volatility	65.00%
Expected term (in years)	2.50
Dividend rate	0%
A summary of the Company’s stock option activity under the Plans during the nine months ended September 30, 2021 is presented below:

	Nine Months Ended September 30, 2021
	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
	(in thousands)
Outstanding - December 31, 2020	3,489	$0.2160
Granted	—	—
Exercised	(969)	0.1030
Forfeited	(176)	0.1507
Outstanding - September 30, 2021	2,344	0.2500	7.7	$23,670
Exercisable - September 30, 2021	1,241	0.4367	7.2	$12,302
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was $2.4 million and $0.3 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $6.8 million and $0.4 million, respectively. The total fair value of options vested during the nine months ended September 30, 2021 and 2020, was $0.6 million and $0.6 million, respectively.
As of September 30, 2021, there was $0.5 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Awards
In the year ended December 31, 2020, the Company granted RSAs, which vest based upon the individual award agreements and generally over a three to four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. The Company intends to settle the RSAs in stock, and the Company has the shares available to do so.
A summary of the Company’s nonvested RSA activity during the nine months ended September 30, 2021 is presented below:

	Nine Months Ended September 30, 2021
	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2021	891	$0.0121
Granted	—	—
Vested	(461)	0.0121
Canceled	(10)	0.0121
Nonvested - September 30, 2021	420	0.0121

As of September 30, 2021, there was $98 thousand of total unrecognized compensation cost related to nonvested RSAs granted under the Plans, which is expected to be recognized over a weighted-average period of 1.5 years. The total grant date fair value of shares vested during the nine months ended September 30, 2021 was $6 thousand.

Restricted Stock Units
The Company granted an aggregate of 9.3 million RSUs to certain employees and service providers during the nine months ended September 30, 2021 under the 2014 Plan as follows:

Grant Date	Number of Shares (in thousands)	First Tranche	Second Tranche	Third Tranche
February 2021	8,533	50% of such RSUs will vest 180 days subsequent to consummation of the Merger
50% of such units will vest ratably over eight consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 50% of the RSUs
				N/A
March 2021	229	50% of such RSUs will vest 180 days subsequent to consummation of the Merger
50% of such units will vest ratably over eight consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 50% of the RSUs
				N/A
March 2021	137	25% vested immediately upon issuance	50% of these RSUs vested on the date of the Merger	The remaining 25% of the RSUs will vest ratably over 12 months, on the same day of the month that the Merger closed, commencing as of the month following satisfaction of the performance condition
June 2021	164	25% of such RSUs will vest at the later of: a) 180 days subsequent to consummation of Merger or b) the one year anniversary of the vesting commencement date
75% of such units will vest ratably over twelve consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs
				N/A
July 2021	285	25% of such RSUs will vest at the later of: a) 180 days subsequent to consummation of the Merger or b) the one year anniversary of the vesting commencement date
75% of such units will vest ratably over twelve consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs
				N/A
Total	9,348

A summary of the Company’s nonvested RSU activity during the nine months ended September 30, 2021 is presented below:

	Nine Months Ended September 30, 2021
	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2021	—	$—
Granted	9,348	7.0844
Vested	(103)	8.0407
Canceled	(88)	7.0633
Nonvested - September 30, 2021	9,158	7.0738
Unrecognized compensation costs related to nonvested restricted stock units totaled $37.1 million as of September 30, 2021, which is expected to be recognized over a weighted-average period of 2.4 years.

19. Related Party Transactions

			Amount Due to Related Party as of
			September 30,	December 31,
			2021	2020
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$19,198	$19,198
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	$52,039	$52,039
Jason and Marian Joh Andrews	The former co-founders and employees of Legacy BlackSky	In 2018, the Company executed the notes totaling $12.5 million to repurchase an aggregate 11.5 million of Legacy BlackSky common stock shares.	$10,000	$12,500

					Amount Due to Related Party as of
			Total payments in Nine Months Ended September 30,		September 30,	December 31,
			2021	2020	2021	2020
Name	Nature of Relationship	Description of the Transactions	(in thousands)		(in thousands)
LeoStella	Joint Venture	Design, development and manufacture of multiple satellites	$15,060	$8,205	$—	$8,012
Palantir Technologies	Strategic Partner	Multi-year software subscription agreement for $8.0 million	$375	$—	$—	$—
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of September 30, 2021, the Company had a 17.9% investment in X-Bow and had one Board seat. As described in Note 7, the Company has engaged X-Bow to develop a rocket for the Company.	$1,865	$3,079	$—	$750
Interest on the term loan facility is accrued and compounded annually. No significant interest payments were made in the nine months ended September 30, 2021 or 2020. The Company has interest due to related parties in the amount of $4.7 million as of September 30, 2021, which has been recorded as accrued interest. In February 2021, in connection with the Bridge Notes, the Company agreed to pay Consent Fees of $2.5 million that were due to Intelsat and Seahawk. These Consent Fees were settled for cash at the closing of the Merger (Note 13).
In the nine months ended September 30, 2021, the Company paid $2.5 million to former co-founders towards the principal balance due to them, along with a $25 thousand interest payment (Note 13).

20. Fair Value of Financial Instruments

Recurring basis
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, as well as indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

September 30, 2021	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	24,193	—	—
Private Placement Warrants	—	—	12,363
Sponsor Shares	—	—	15,418
	$24,193	$—	$27,781

December 31, 2020	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Series B Preferred Stock Warrants	$—	$—	$508
Series C Preferred Stock Warrants	—	—	50
	$—	$—	$558
The carrying values of the following financial instruments approximated their fair values as of September 30, 2021 and December 31, 2020 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, leases payable and short-term debt and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2021 or 2020.
The following is a summary of changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2021 and 2020:

	Bridge Notes	Consent Fee Liability	Sponsor Shares	Private Placement Warrants	Class A Common Stock Warrants	Preferred Stock Warrant Series B and C
	(in thousands)
Balance, January 1, 2021	$—	$—	$—	$—	$—	$558
Issuance of financial instruments carried at fair value	—	—	—	—	18,800
Liability recorded at fair value	77,033	2,715	17,659	14,902	—	—
Loss/(gain) from changes in fair value	64	(251)	(2,241)	(2,539)	19,529	1,568
Settlement(1)	(77,097)	(2,464)	—	—	(38,329)	(2,126)
Balance, September 30, 2021	$—	$—	$15,418	$12,363	$—	$—
1.Bridge Notes were converted to class A common stock, Consent fees were settled for cash and all warrants were exercised.

21. Commitments and Contingencies

Legal Proceedings
In the normal course of business, the Company may become involved in various legal proceedings which, by their nature, may be inherently unpredictable and which could have a material effect in the unaudited condensed consolidated financial statements, taken as a whole.
Prior to the Merger closing and related SEC filings, Osprey received six demands from putative Osprey stockholders (together, the “Demands”) and had a derivative lawsuit filed against it in the Supreme Court of the State of New York by a purported Osprey stockholder: Luster v. Osprey Technology Acquisition Corp., et al., Index No. 653633/2021 (Sup. Ct. N.Y. Cnty.). In addition, the Osprey board of directors also received six demands from putative stockholders of Osprey (together, the “Demands”). Prior to closing, Osprey reached agreements with Luster and the six putative stockholders that Osprey’s supplement disclosures and a modification to the authorized share count fairly resolved their claims. Osprey did not reach agreements with these stockholders on attorneys’ fees and BlackSky inherited this task post-closing.
The Company evaluated the specific facts and circumstances including, but not limited to, any historical outcomes for industry-specific complaints with respect to mergers and anticipated negotiations. As a result, the Company has deemed an unfavorable outcome to be probable and has estimated an expense of $0.7 million, which was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2021, with the exception of the items above, the Company was not aware of any additional pending, or threatened, governmental actions or legal proceedings to which the Company is, or will be, a party that, if successful, would result in a material impact to its business or financial condition or results of operations.

Other Contingencies
The Company analyzed its unique facts and circumstances related to potential obligations in a certain state jurisdiction, including the delivery nature of its prior year intercompany services, payroll and other benefits-related services, current shared services between the parent and subsidiaries, and changing state laws and interpretations of those laws, and has determined that the Company may have an indirect tax obligation.
The Company has continued correspondence with the applicable authorities in an effort toward identifying a taxpayer-favorable resolution of the potential liabilities. The Company has recognized a liability including interest and penalties based on its best estimate as of September 30, 2021.
The following table summarizes the estimated indirect tax liability activity during the nine months ended September 30, 2021:

September 30,
2021
(in thousands)
Balance, January 1, 2021	$921
Additions	1,040
Payments	(162)
Adjustment to Expense	(27)
Balance, September 30, 2021	$1,772
The Company continues to analyze the additional obligations it may have, if any, and it will adjust the liability accordingly.

Other Commitments
The Company has commitments for multi-launch and integration services with launch services providers. As of September 30, 2021, the Company has commitments for 5 launches to include up to 10 satellites at estimated launch dates totaling an amount of $16.1 million with options for additional launches. The terms of the arrangements also allow for the Company to remanifest the satellites if significant delays in excess of 365 days or other inexcusable delays occur with the provider. Subsequent to remanifest efforts four months after the 365 days, the Company can request a refund of all recoverable costs. The launch service provider invoices based on the later of closing the Merger or time-based milestone payments from estimated launch dates. Payment terms are 15 days from invoice date.
As of September 30, 2021, the Company has a remaining commitment of $9.4 million on its satellite purchase contract with LeoStella. In addition, the Company entered into a non-refundable commitment to acquire additional satellite components from LeoStella for $2.2 million. The delivery schedule for the components are not specified and subject to certain engineering milestones. Payment terms are 15 days from invoice date.

22. Concentrations, Risks, and Uncertainties
The Company maintains all cash and cash equivalents with one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash deposits.
For the nine months ended September 30, 2021 and 2020, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $9.3 million and $11.7 million, respectively. Accounts receivable related to these customers as of September 30, 2021 and December 31, 2020 was $3.2 million and $2.0 million, respectively. Revenue from the U.S. federal government and agencies was $18.9 million and $11.7 million for the nine months ended September 30, 2021 and 2020, respectively. Accounts receivable related to U.S. federal government and agencies was $4.6 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of September 30, 2021 and December 31, 2020, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and concluded that no reserve for uncollectible account was required.

23. Subsequent Events
The Company evaluated subsequent events through November 15, 2021 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of BlackSky’s financial condition and results of operations should be read in conjunction with BlackSky’s financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion, including, but not limited to, those factors described under the heading “Risk Factors” and the analysis set forth below includes forward-looking statements that involve risks and uncertainties. Unless the context otherwise requires, all references in this section to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Legacy BlackSky, including its consolidated subsidiaries, prior to the Merger and BlackSky, including Legacy BlackSky and its consolidated subsidiaries after the Merger.
General Overview
On September 9, 2021, Osprey consummated the Merger with Legacy BlackSky. Immediately following the Merger, Osprey changed its name to “BlackSky Technology Inc.” Legacy BlackSky survived the Merger and is now a wholly owned subsidiary of BlackSky. As a special purpose acquisition corporation, Osprey had no pre-Merger operations other than to identify and consummate a merger. Therefore, BlackSky’s operations post-Merger are attributable to those of Legacy BlackSky and its subsidiaries, and references to “BlackSky” or the “Company” should be read to include BlackSky’s wholly owned subsidiaries. References in this report to Company actions, assets/liabilities, or contracts may be references to actions taken, assets/liabilities held, or contracts entered into by one or more Company current subsidiaries; however the Company has distinguished between the actions taken by Legacy BlackSky or Osprey for certain time based, historical transactions.
The Company’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Merger. For example, the Company recorded a one-time loss on issuance of the Bridge Notes of $147.2 million in the nine months ended September 30, 2021. This had the effect of significantly increasing the Company's net loss for the nine months ended September 30, 2021 and is not expected to reoccur as the Bridge Notes were converted into class A common stock with the consummation of the Merger and extinguished. In addition, the Company incurred a significant stock-based compensation expense of $28.2 million resulting from a one-time cumulative adjustment from grants of restricted stock units that had both performance and service conditions contingent upon the consummation of the Merger.
Company Overview
We monitor activities and facilities worldwide by harnessing the world’s emerging sensor networks and leveraging our own satellite constellation. We process millions of observations daily in our SaaS Platform, which supports data from satellites in space, air sensors, environmental sensors, asset tracking sensors, IoT connected devices, internet-enabled narrative sources, and a variety of additional geotemporal data feeds. We monitor for economic and pattern-of-life anomalies to produce alerts and enhance situational awareness. Our monitoring service is powered by industry leading computer techniques including machine learning and artificial intelligence. Our global real-time awareness monitoring solution is available via access to our propriety geospatial data and analytics Platform and requires basic online infrastructure with little or no setup. Pricing for the Platform is moving towards a multi-year fixed price subscription model of time-based services with either minimum usage commitments or not-to-exceed volumes. We currently derive revenue from variable and fixed pricing plans that allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking and whether to apply analytics or monitoring capabilities overtop the imaging service.
Our proprietary satellite constellation enables high-frequency observation of the Earth. We currently have six proprietary satellites in commercial operations. We expect to grow our smallsat constellation by between two and six satellites by the end of 2021. Once our constellation is fully deployed, we anticipate that we will be able to revisit targeted locations on Earth with what we believe will be the most frequent Earth observation revisit rate commercially available to most governments and all commercial enterprises. This revisit rate is further bolstered with BlackSky’s partner constellation, which consists of optical imaging, synthetic aperture radar (SAR), and multi-spectral imaging allowing us to provide a comprehensive analysis of the globe’s most populated and economically active regions that consume and generate 90% of global GDP. The data we collect from our constellation and other sources populates a proprietary data lake and our Platform through which our customers derive unique insights and commercially valuable information and analytics that informs them and allows them to run their businesses with greater efficiency and certainty.
Our next generation (“Gen-3”) satellites are designed to improve our imaging resolution and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime, low-light, and all-weather. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our relevance to our customers. The combination of our high-revisit, small satellite constellation, our Platform, and low constellation cost is disrupting the market for geospatial imagery and space-based data and analytics.
Our operating strategy is to monetize our satellite capacity and ground station network to existing and new customers in government and commercial markets as well as further leverage, market, and sell our analytic offerings, powered by machine learning and proprietary algorithms. We intend to continue to improve the capabilities of our Platform, including our artificial intelligence and machine learning algorithms, to improve the speed and quality of the insights we provide to our customers. At present, the majority of our revenue comes from our professional services offerings. Over time, we expect imagery & software analytical services to be an increasing portion and the primary drivers of consolidated revenue.
Our current customer base, end market mix, and pipeline are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities and numerous use cases to extend our imagery & software analytical services and engineering & systems integration offerings domestically and internationally to a wide variety of commercial market sectors including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, agriculture, environmental monitoring, disaster and risk management, engineering and construction, and consumer behavior.
We offer a variety of pricing and utilization options for our imagery & software analytical service offerings, including subscriptions and transactional licenses. These varied options allow customers to utilize our imagery & software analytical services in a manner that best suits their needs. In addition, this structure allows the customer to prioritize their requirements such that at critical times they can satisfy their needs immediately at higher pricing rates and at other times allow for more economical utilization.
Merger with Osprey Technology Acquisition Corp
Upon the consummation of the Merger, a number of parties purchased an aggregate of 18.0 million shares of our class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, or an aggregate purchase price of $180.0 million, pursuant to a separate subscription agreement.
78,993,201 shares of Osprey common stock were issued for all of the issued and outstanding equity interests of Legacy BlackSky, inclusive of shares of Osprey’s common stock issued in exchange for both Legacy BlackSky’s issued and outstanding preferred stock and issued and outstanding convertible notes, (inclusive of interest accrued thereon), as if each had converted into BlackSky common stock immediately prior to the Merger.
The Merger was accounted for as a Reverse Recapitalization in accordance with GAAP. Under this method of accounting, Osprey is treated as the acquired company for financial reporting purposes, and Legacy BlackSky is treated as the accounting acquiror. In accordance with this accounting, the Merger is treated as the equivalent of Legacy BlackSky issuing stock for Osprey's net assets, accompanied by a recapitalization. Osprey's net assets are stated at historical cost, with no goodwill or other intangible assets recorded, and the Legacy BlackSky operations will be those of BlackSky. Legacy BlackSky is the deemed accounting acquiror for purposes of the Merger based on the evaluation of the following facts and circumstances:
•Legacy BlackSky’s former stockholders hold a majority ownership interest in BlackSky;
•Legacy BlackSky’s senior management team comprise senior management of BlackSky;
•Legacy BlackSky is the larger of the companies based on historical operating activity and employee base; and
•Legacy BlackSky’s operations comprise the ongoing operations of BlackSky.
We are a new SEC-registered and New York Stock Exchange listed company, which requires us to hire additional personnel and implement processes and procedures to address public company regulatory requirements and customary practices. We expect to incur incremental annual expenses as a public company for, among other things, increased directors’ and officers’ liability insurance; director fees; and additional internal and external accounting, legal, and administrative resources.
In conjunction with the consummation of the Merger, we received approximately $283.0 million in gross proceeds, comprised of approximately $103.0 million in cash held in trust by Osprey and the proceeds of a $180.0 million sale of PIPE Shares. Transaction expenses paid on closing totaled approximately $39.9 million. Additionally, we repaid approximately $21.4 million in debt and accrued interest and $6.1 million in other close-related expenses. On September 13, 2021, we raised an additional $8.0 million through a direct sale of class A common stock to Palantir at $10.00 per share. Net cash proceeds from the Merger, the PIPE Shares, and the Palantir financing, less transaction costs, debt repayments, accrued interest and other closing payments, totaled approximately $223.6 million.

Components of Operating Results
Operating Revenues
We have developed several imagery & software analytical service and engineering & systems integration that leverage our proprietary constellation and satellite economics and generate revenue:
•Imagery & Software Analytical Service Revenues—Imagery & software analytical service revenues primarily consist of data, software, and analytics and imagery revenue.
◦Data, Software, and Analytics—We leverage our proprietary artificial intelligence and machine learning algorithms to analyze data coming from both our proprietary sensor network and third-party sources in real-time to provide data, insights, and analytics for our customers. We provide services related to object detection, site monitoring, and enhanced analytics through which we can detect key pattern of life changes in critical locations. These critical locations include, amongst other things, infrastructure such as ports, airports, construction sites, retail activity, stockpiles, and other critical inventory.
We continue to enhance and integrate our offerings by performing capability development for customers while retaining the intellectual property rights. We provide technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training in order to embed our imagery & software analytical services into the customers organizational processes. We also provide software systems engineering development to support the efforts of certain customers to manage mass quantities of data.
◦Imagery—We offer our customers high-revisit, on-demand satellite imaging solutions. The combination of our proprietary satellite constellation, our third party constellation, and our Platform provides our customers with around the clock autonomous tasking, processing, and delivery.
We expect continued imagery & software analytical services revenue growth in the year ending December 31, 2021, as compared to the prior year as a result of growth in satellite capacity and sales orders.
•Engineering & Systems Integration Revenues—Revenues primarily consist of engineering and integration revenue. We develop and deliver advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage our capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts.
We expect engineering & systems integration revenue growth as we continue to deliver on contracts by engineering unique solutions and delivering critical design review.

Operating Expenses

Our operating expenses are incurred from the following categories:

•Imagery & software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services.
•Engineering & systems integration costs primarily include the cost of internal labor for design, integration, and engineering in support of long-term development contracts for launch vehicle, satellite, and payload systems. We also incur subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. Costs are expensed as incurred except for incremental costs to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods and services.
•Selling, general, and administrative expense consists of salaries and benefit costs, development costs, professional fees, and other expenses which includes other personnel related costs, stock-based compensation, expenses, and occupancy costs. Our development cost include internal labor costs to develop critical real-time software and geospatial analytic solutions, solution enhancements, including mapping, analysis, site target monitoring, and news feeds. We expect our selling, general, and administrative expense, which includes transaction, audit, legal, and insurance costs, investor relations activities, and other administrative and professional services, to increase as we expand our business and continue to operate as a public company.
•Research and development expense consists primarily of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Platform, and to the design, development, and testing of our Gen-3 satellites. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The following table provides the components of results of operations for the three and nine months ended September 30, 2021 and 2020. Period to period comparisons are not necessarily indicative of future results.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Revenues:	(dollars in thousands)				(dollars in thousands)
Imagery & software analytical services	$6,529	$5,534	$995	18.0%	$17,645	$13,260	$4,385	33.1%
Engineering & systems integration	1,408	(217)	1,625	748.8%	4,951	1,468	3,483	237.3%
Total revenues	7,937	5,317	2,620	49.3%	22,596	14,728	7,868	53.4%
Costs and expenses:
Imagery & software analytical service costs, excluding depreciation and amortization	7,266	3,692	3,574	96.8%	15,816	10,132	5,684	56.1%
Engineering & systems integration costs, excluding depreciation and amortization	5,387	4,430	957	21.6%	8,754	9,614	(860)	(8.9)%
Selling, general and administrative	40,674	6,972	33,702	483.4%	57,979	21,035	36,944	175.6%
Research and development	57	68	(11)	(16.2)%	85	164	(79)	(48.2)%
Depreciation and amortization	3,503	2,691	812	30.2%	9,804	6,448	3,356	52.0%
Satellite impairment loss	—	—	—	—%	18,407	—	18,407	—%
Operating loss	(48,950)	(12,536)	(36,414)	(290.5)%	(88,249)	(32,665)	(55,584)	(170.2)%
Gain on debt extinguishment	—	—	—	—%	—	284	(284)	(100.0)%
Gain/(loss) on derivatives	3,813	(139)	3,952	2,843.2%	(11,162)	(418)	(10,744)	2,570.3%
(Loss)/income on equity method investment	(170)	(297)	127	42.8%	793	(878)	1,671	190.3%
Interest expense	(1,225)	(784)	(441)	(56.3)%	(3,663)	(4,043)	380	9.4%
Other (expense)/income, net	(365)	(155)	(210)	(135.5)%	(147,735)	126	(147,861)	117,350.0%
Loss before income taxes	(46,897)	(13,911)	(32,986)	(237.1)%	(250,016)	(37,594)	(212,422)	(565.0)%
Income tax (provision)/benefit	—	—	—	—%	—	—	—	—%
Loss from continuing operations	(46,897)	(13,911)	(32,986)	(237.1)%	(250,016)	(37,594)	(212,422)	(565.0)%
Discontinued operations:
(Loss)/gain from discontinued operations, (including (loss)/gain from disposal of Spaceflight of ($1,022) and $30,672 for the nine months ended September 30, 2021 and 2020, respectively)	—	(511)	511	(100.0)%	(1,022)	28,449	(29,471)	(103.6)%
Income tax (provision)/benefit	—	—	—	—%	—	—	—	—%
(Loss)/gain from discontinued operations, net of tax	—	(511)	511	(100.0)%	(1,022)	28,449	(29,471)	(103.6)%
Net loss	$(46,897)	$(14,422)	(32,475)	225.2%	$(251,038)	$(9,145)	(241,893)	2,645.1%

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in thousands)				(dollars in thousands)
Imagery & software analytical revenues	$6,529	$5,534	$995	18.0%	$17,645	$13,260	$4,385	33.1%
% of total revenue	82%	104%			78%	90%

Engineering & systems integration revenues	$1,408	$(217)	$1,625	748.8%	$4,951	$1,468	$3,483	237.3%
% of total revenue	18%	(4)%			22%	10%

Total revenues	$7,937	$5,317	$2,620	49.3%	$22,596	$14,728	$7,868	53.4%
Imagery & Software Analytical Service Revenues
Imagery & software analytical service revenues increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, primarily driven by increased imagery orders from both new and existing customers. Revenue growth from imagery was made possible by expansion of our constellation and related imagery capacity in 2021 and growing capabilities of our constellation. Data, monitoring, and analytics revenue increased from additional integration and enhancements to our monitoring and analytic offerings and was partially offset by a reduction in professional services.
Engineering & System Integration Revenues
Engineering & systems integration revenues increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, primarily due to an increase in progress of percentage completion of two contracts, driven by delivery of major components of the contract requirements. Engineering & systems integration revenues in the three months ended September 30, 2021 and September 30, 2020 were negatively impacted by $1.6 million and $1.5 million, respectively, from cumulative catch-up adjustments from changes in estimates to complete a long-term fixed price engineering and integration contract which decreased the percent completion. This resulted in negative revenue in the three months ended September 30, 2020.

Costs and Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in thousands)				(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$7,266	$3,692	$3,574	96.8%	$15,816	$10,132	$5,684	56.1%
Engineering & system integration costs, excluding depreciation and amortization	5,387	4,430	957	21.6%	8,754	9,614	(860)	(8.9)%
Total costs	$12,653	$8,122	$4,531	55.8%	$24,570	$19,746	$4,824	24.4%
Imagery & Software Analytical Service Costs
Imagery & software analytical service costs increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020, primarily driven by increased labor costs from supporting an increased customer base, as well as increased hosting costs to meet demand and maintaining the growth of our satellite and ground stations networks. Additionally, we recorded $2.9 million of stock-based compensation expense during the three and nine months ended September 30, 2021, which was triggered by the successful execution of the Merger.

Engineering & System Integration Costs
Engineering & system integration costs increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily attributable to the delivery of major contract deliverables that did not occur in the three months ended September 30, 2020.
Engineering & systems integration costs decreased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily attributable to the recognition of forward loss reserves for the design, development, and manufacture under customer contracts associated with the Gen-3 satellites of approximately $3.5 million during the nine months ended September 30, 2020. The decrease was partially offset by delivering major contract deliverables, which increased the engineering & systems integration costs.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in thousands)				(dollars in thousands)
Development costs	$3,887	$1,691	$2,196	129.9%	$7,487	$2,907	$4,580	157.6%
Salaries and benefit costs	3,666	3,866	(200)	(5.2)%	11,873	12,229	(356)	(2.9)%
Professional fees	1,305	438	867	197.9%	4,305	1,776	2,529	142.4%
Stock-based compensation expense	25,544	550	24,994	NM	26,316	1,692	24,624	NM
Rent expense	351	466	(115)	(24.7)%	1,588	1,608	(20)	(1.2)%
Other	5,921	(39)	5,960	NM	6,410	823	5,587	678.9%
Selling, general administrative expense	$40,674	$6,972	$33,702	483.4%	$57,979	$21,035	$36,944	175.6%
•NM - Fluctuation in terms of percentage change is not meaningful.
Selling, general, and administrative expense increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, primarily driven by stock-based compensation expense related to vesting of RSUs triggered by the successful execution of the Merger. Development labor costs continued to incrementally increase over the same period as we expand and enhance the capabilities of the Platform. Other drivers of the increase include increased professional fees associated with the Merger, as well as, expenses related to public company readiness, including building out our business development, internal and external sales teams, recruiting and onboarding expenses, and increased trade show spend. These expenses, included in Other above, totaled $4.4 million for the nine months ended September 30, 2021.

Research and Development Expense
Research and development was consistent period over period.

Depreciation and Amortization Expense

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in thousands)				(dollars in thousands)
Depreciation expense	$3,161	$2,353	$808	34.3%	$8,784	$5,435	$3,349	61.6%
Amortization expense	342	338	4	1.2%	1,020	1,013	7	0.7%
Depreciation and amortization expense	$3,503	$2,691	$812	30.2%	$9,804	$6,448	$3,356	52.0%
Depreciation expense increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 primarily driven by two satellites placed in service in the second half of 2020 and one satellite placed in service in the first half of 2021.

Satellite Impairment Loss
We recorded a satellite impairment loss for the nine months ended September 30, 2021 resulting from the loss of two of our satellites, which occurred on May 15, 2021 when a Rocket Lab Electron rocket carrying those satellites suffered a failure during flight. This resulted in an impairment loss of $18.4 million, the full carrying value of the satellites, recorded to earnings during the three months ended June 30, 2021. The $18.4 million loss includes satellite procurement, launch, shipping, launch support, and other associated costs. There were no satellite impairment losses for the nine months ended September 30, 2020.
We did not have any satellite impairment losses for the three months ended September 30, 2021 or 2020.

Non-Operating Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in thousands)				(dollars in thousands)
Gain on debt extinguishment	$—	$—	$—	—%	$—	$284	$(284)	(100.0)%
Gain/(loss) on derivatives	$3,813	$(139)	$3,952	2,843.2%	$(11,162)	$(418)	$(10,744)	2,570.3%
(Loss)/income on equity method investment	$(170)	$(297)	$127	42.8%	$793	$(878)	$1,671	190.3%
Interest expense	$(1,225)	$(784)	$(441)	(56.3)%	$(3,663)	$(4,043)	$380	9.4%
Other (expense)/income, net	$(365)	$(155)	$(210)	(135.5)%	(147,735)	126	(147,861)	117,350.0%
Gain/(loss) on derivatives
Fluctuations in our derivative and other financial instruments measured at fair value created a loss in the three and nine months ended September 30, 2021 as compared to the same periods in 2020.
(Loss)/income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture- LeoStella.
Interest expense
Interest expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, due to the increased amortization of debt issuance costs from a 2021 debt amendment related to the Bridge Notes. Interest expense decreased in the nine months ended September 30, 2021, as compared to the same period in 2020, due to the extinguishment of debt in June 2020. This decrease was partially offset by the increased amortization of debt issuance costs from the 2021 debt amendment related to the Bridge Notes.
Other (expense)/income, net
The change in other expense for the three months ended September 30, 2021, as compared to the same period in 2020, was insignificant.
Other expenses significantly increased in the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an initial loss of $99.7 million upon issuances of the Bridge Notes executed in the first half of 2021 as the fair value of these notes and the accompanying common shares and class A common stock warrants that were granted to certain investors was in excess of the proceeds received.
We also incurred $47.7 million in debt issuance costs related to the Bridge Notes and the modification of existing debt arrangements. We expensed the debt issuance costs because the Bridge Notes were carried in the unaudited condensed consolidated balance sheets at fair value. Upon consummation of the Merger, the Bridge Notes and associated warrant liabilities were converted to equity and extinguished. We do not expect similar charges in future periods.

(Loss)/gain from discontinued operations, net of tax

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(dollars in thousands)				(dollars in thousands)
Discontinued operations:
Loss from discontinued operations, before income taxes.	$—	$(511)	$511	(100.0)%	$—	$(2,223)	$2,223	(100.0)%
(Loss)/Gain on disposal of discontinued operations	—	—	—	—%	(1,022)	30,672	(31,694)	(103.3)%
Total (loss)/gain from discontinued operations, net of income taxes	$—	$(511)	$511	(100.0)%	$(1,022)	$28,449	$(29,471)	(103.6)%
On June 12, 2020, we completed the sale of 100% of our interests in Spaceflight to M&Y Space for a final purchase price of $31.6 million. During the nine months ended September 30, 2020, Spaceflight’s normal operations resulted in a gain from discontinued operations prior to the completion of the sale. During the nine months ended September 30, 2021, we recorded a liability for a potential working capital adjustment related to target accounts receivable amount in accordance with sale.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, management utilizes certain non-GAAP performance measures, EBITDA and Adjusted EBITDA, and free cash flow for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. Our management and board of directors believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest income and expense, income tax expense or benefit, and depreciation and amortization. Adjusted EBITDA has been calculated using EBITDA adjusted for (gain)/loss from discontinued operations, net of tax, launch employee retention bonuses, launch related shared services, satellite impairment loss, (gain)/loss on debt extinguishment, unrealized loss/(gain) on derivative, stock-based compensation expense, realized gain on conversion of notes, (gain)/loss on equity method investment, loss on issuance of the Notes, debt issuance cost expensed and transaction cost expensed. We have presented EBITDA and Adjusted EBITDA because both are key measures used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that both EBITDA and Adjusted EBITDA provide additional information for investors to use in evaluating our ongoing operating results and trends. These non-GAAP measures provide investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
EBITDA and Adjusted EBITDA are presented as supplemental measures to our GAAP measures of performance. When evaluating EBITDA and Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation, nor should these measures be viewed as a substitute for the most directly comparable GAAP measure, which is net loss. We compensate for the limitations of non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.

The table below reconciles our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Net loss	$(46,897)	$(14,422)	$(251,038)	$(9,145)
Interest expense	1,225	784	3,663	4,043
Income tax (provision) benefit	—	—	—	—
Depreciation and amortization	3,503	2,691	9,804	6,448
Loss/(gain) from discontinued operations, before income tax	—	511	1,022	(28,449)
Spaceflight, Inc. employee retention bonuses	—	322	—	983
Spaceflight, Inc. related shared services	—	—	—	(678)
Satellite impairment loss	—	—	18,407	—
Loss/(gain) on debt extinguishment	75	—	75	(284)
(Gain)/loss on derivatives	(3,813)	139	11,162	418
Contingent legal liability	700	—	700	—
Stock-based compensation expense	28,493	550	29,265	1,692
Loss/(gain) on equity method investment	170	297	(793)	878
Loss on issuance of Bridge Notes, including debt issuance costs expensed for debt carried at fair value	—	—	147,387	—
Transaction costs associated with derivative liabilities	291	—	291	—
Adjusted EBITDA	$(16,253)	$(9,128)	$(30,055)	$(24,094)
Free Cash Flow
We define free cash flow as cash flows (used in) provided by operating activities—continuing operations plus cash flows (used in) provided by operating activities—discontinued operations less purchase of property and equipment and satellite procurement work in process. We have presented free cash flow because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making.
Free cash flow is not defined by GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of free cash flow rather than net cash from (used in) operating activities, which is the most directly comparable GAAP equivalent. Some of these limitations are:
•free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt repayments or capital lease obligations that are not deducted from the measure; and
•other companies, including companies in our industry, may calculate free cash flow differently, which reduces its usefulness as a comparative measure.

The table below reconciles our net cash used in operating activities to free cash flow for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	(dollars in thousands)
	BlackSky	Launch	Total
Cash flows used in operating activities - continuing operations	$(38,742)	$—	$(38,742)
Cash flows used in operating activities - discontinued operations	—	—	—
Net cash used in operating activities	(38,742)	—	(38,742)
Purchase of property and equipment	(532)	—	(532)
Satellite procurement work in process	(48,951)	—	(48,951)
Free cash flow	$(88,225)	$—	$(88,225)

Net cash (used in) provided by investing activities	$(49,490)	$—	$(49,490)
Net cash provided by financing activities	$275,331	$—	$275,331

	Nine Months Ended September 30, 2020
	(dollars in thousands)
	BlackSky	Launch	Total
Cash flows used in operating activities - continuing operations	$(12,510)	$—	$(12,510)
Cash flows provided by operating activities - discontinued operations	—	(14,894)	(14,894)
Net cash (used in) provided by operating activities	(12,510)	(14,894)	(27,404)
Purchase of property and equipment	(157)	8,410	8,253
Satellite procurement work in process	(18,092)	—	(18,092)
Free cash flow	$(30,759)	$(6,484)	$(37,243)

Net cash (used in) investing activities	$(18,249)	$8,410	$(9,839)
Net cash (used in) financing activities	$3,501	$—	$3,501

Liquidity and Capital Resources
Our cash and cash equivalents excluding restricted cash totaled $194.9 million and $9.4 million as of September 30, 2021 and 2020, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. At September 30, 2021, we had an accumulated deficit of $476.3 million.
The increase in our cash and cash equivalents resulted from net cash proceeds from the Merger, PIPE Shares and other financings of $223.6 million. We expect the proceeds received will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future long-term capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Funding Requirements
We expect our expenses to increase substantially as we increase investments in sales, marketing and product to increase our market share. In addition, we expect to incur increased costs in support of public company operations. We will also continue to incur capital expenditures as we procure and launch satellites to increase capture capacity, as well as investing in our Gen-3 satellites that will significantly enhance our imagery capabilities in the future.

As of September 30, 2021, our current assets were approximately $210.4 million, consisting primarily of cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, and contract assets.
As of September 30, 2021, our current liabilities were approximately $27.4 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, current debt obligations, and other non-recurring current liabilities.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Platform and internal infrastructure that will enable us to scale the business efficiently and securely. We believe the cash available to us from the consummation of the Merger, including the sale of the PIPE Shares, managed responsibly, will be sufficient to cover forecasted capital needs and operating expenditures for fiscal year 2022 through fiscal year 2023. If adequate funds are not available to accomplish our anticipated long-term growth, we believe we will be able to fund future cash needs through a combination debt financing or equity raises. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing.

Cash Flow Analysis
For the Nine Months Ended September 30, 2021 and 2020
The following table provides a summary of cash flow data for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Cash flows (used in) operating activities - continuing operations	$(38,742)	$(12,510)
Cash flows (used in) operating activities - discontinued operations	—	(14,894)
Net cash used in operating activities	(38,742)	(27,404)
Cash flows (used in) investing activities - continuing operations	(49,490)	(18,249)
Cash flows provided by investing activities - discontinued operations	—	8,410
Net cash (used in) investing activities	(49,490)	(9,839)
Cash flows provided by financing activities - continuing operations	275,331	3,501
Cash flows used in financing activities - discontinued operations	—	—
Net cash provided by financing activities	275,331	3,501
Net increase (decrease) in cash, cash equivalents, and restricted cash	187,099	(33,742)
Cash, cash equivalents, and restricted cash – beginning of year	10,573	37,190
Cash reclassified to assets held for sale at beginning of period	—	11,383
Cash reclassified to assets held for sale at the end of period	—	—
Cash, cash equivalents, and restricted cash – end of year	197,672	14,831

Operating activities
For the nine months ended September 30, 2021, net cash used in operating activities was approximately $38.7 million. The significant contributor to the increase in cash used during this period were operating loss increases, adjusted for depreciation, amortization and stock-based compensation expenses in the nine months ended September 30, 2021 from the comparable period. Operating loss increases in the nine months ended September 30, 2021 were primarily due to increased salaries and payroll-related benefits for headcount growth in sales, marketing, executive and administrative functions and professional fees incurred for public company readiness efforts, partially offset by the increase in gross margin and imagery sales.
Net cash from operating activities was unfavorably impacted by payments of $6.8 million for working capital liabilities related to the sale of the Spaceflight and business insurance outflows of $4.8 million.

Investing activities
We continue to have significant cash outflows for satellite procurement and launch related services. In the nine months ended September 30, 2021, net cash used in investing activities increased approximately $30.7 million related to cash paid for the procurement of satellites and other launch-related costs. The increase in costs is a result of the cash flows from the Merger and the commitment to increase our constellation by launching additional satellites.

Financing activities
The most significant impact in the change in cash inflows from financing activities in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily related to Merger proceeds received, $264.0 million, net of transaction costs, and $58.6 million loan proceeds from the Bridge Notes offset by $6.2 million of debt issuance costs. This was partially offset by debt repayments of $22.2 million in the nine months ended September 30, 2021, which did not occur in the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements and related notes requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a description of our significant accounting policies see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies,” of the notes to the unaudited condensed consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition
The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met.
We primarily generate revenues from the sale of products and services. Service revenues include imagery, data, software, and analytics, including professional services. Product revenues include engineering and integration from long-term construction contracts.
Identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.
Identifying the performance obligations in a contract

Our contracts typically include multiple promises which are accounted for as separate performance obligations. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue
We classify revenue as products or services on our unaudited condensed consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
Determination of and Allocation of Transaction Price
Each customer purchase order sets forth the transaction price for the products and services purchased under the arrangement. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management typically uses the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service. We also sell standard products or services with observable standalone revenue transactions. In these situations, the observable standalone revenue transactions are used to determine the standalone selling price.
Determination of when Performance Obligations are Satisfied
Service revenues from imagery are recognized at the point-in-time the customer receives access to the imagery, or ratably over the subscription period. Service revenues from data, software, and analytics, including professional service solutions, are recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or a time and materials basis. Product revenues are primarily generated from fixed price long-term engineering and integration construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires judgment. We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
As there was not a market for Legacy BlackSky equity, valuations of Legacy BlackSky equity instruments required the application of significant estimates, assumptions, and judgments. These valuations impacted various amounts and accounting conclusions that impacted our unaudited condensed consolidated financial statements, inclusive of the recognition of equity-based compensation, debt discounts when debt issuances are accompanied by the issuance of equity (e.g., warrants), and the evaluation of whether beneficial conversion features exist within our convertible financial instruments. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the preferred stock and common stock that comprised our capital structure prior to the Merger. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
Legacy BlackSky issued equity and equity-based awards under our 2014 Plan and the 2011 Plan. Awards issued as of the year ended December 31, 2020 include stock options and RSAs. Subsequent to December 31, 2020, we also issued RSUs. Awards under these Plans were approved by the board of directors, and awards that have been canceled, forfeited, or expired are available for issuance in connection with BlackSky's 2021 Stock Incentive Plan.
For purposes of recognizing equity-based compensation related to RSAs, RSUs, and stock options granted to employees, management estimates the grant date fair values of such awards to measure the costs to be recognized for services received. We then recognize compensation costs based upon the straight-line amortization of the grant date fair value of the awards over the requisite service period. When equity-based compensation awards include a performance condition, no compensation is recognized until the performance condition is deemed probable to occur.
We now estimate the grant date fair value of RSAs and RSUs based upon the trading price of BlackSky’s class A common stock. Our historical approach to estimating the fair value of Legacy BlackSky’s class A common stock is subsequently described in the discussion of “Preferred Stock and Common Stock Valuations.” We estimated the fair value of Legacy BlackSky's stock options using the Black-Scholes option-pricing model, as subsequently described.
Stock Option and Class A Common Stock Warrant Valuations
Legacy BlackSky used the Black-Scholes option-pricing model to value all options and class A common stock warrants. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires the application of significant assumptions, such as the fair value of our class A common stock, the estimated term of the options, risk-free interest rates, the expected volatility of the price of our class A common stock, and an expected dividend yield. Each of these assumptions is subjective, requires significant judgement, and is based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation related to future awards may differ significantly, as compared with awards previously granted.
Having elected to move towards RSAs and RSUs, the Company did not grant any options in the nine months ended September 30, 2021 under the 2014 Plan; however, the Company expects to award options to certain of its officers under the 2021 Plan (defined below). The Company's uses the following inputs under Black-Scholes as follows:
Fair Value of Class A Common Stock—Refer to the subsequent discussion of “Preferred Stock and Common Stock Valuation” for a detailed discussion of the valuation techniques and assumptions applied to value the class A common stock.
Expected Dividend Yield—The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. We currently have no plans to pay dividends on our class A common stock and, accordingly, have assumed no dividend yield upon valuation of our stock options.
Expected Volatility—As there was no observable volatility with respect to our Legacy BlackSky class A common stock, the expected volatility of our Legacy BlackSky class A common stock was estimated based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate—The yield on actively traded, non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term—The expected term is the estimated duration to a liquidation event based on a weighted average consideration of our most likely exit prospects for this stage of development. As we were privately funded, the lack of marketability of the Legacy BlackSky equity was factored into the expected term of options granted. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

Preferred Stock and Class A Common Stock Valuations
We use valuations of our class A common stock for various purposes, including, but not limited to, the determination of the exercise price of stock options and inclusion in the Black-Scholes option pricing model. Prior to the Merger, as a privately held company, the lack of an active public market for Legacy BlackSky’s preferred stock and class A common stock required management and the board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our equity. These factors include:
•    industry outlook;
•general economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends;
•    our operating and financial performance;
•    current business conditions and projections;
•    our prospects as a going concern; and
•    the likelihood of achieving a liquidity event for the underlying equity instruments, such as an initial public offering or sale of the company, given prevailing market conditions.
As Legacy BlackSky's structure pre-Merger consisted of multiple classes of equity, Legacy BlackSky, with the assistance of a third-party valuation specialist, utilizes an option pricing model (“OPM”) to determine the fair value of each class of equity. Under this approach, Legacy BlackSky first estimated the fair value of its total enterprise value and total equity value using a combination of the income approach, guideline public company method, and guideline transaction method and subsequently use the OPM model to allocate values to each individual equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and exercise prices of the equity instruments. Estimating our total enterprise value, total equity value and, ultimately, the share values of our various classes of equity requires the application of significant judgment and assumptions. Factors considered in connection with estimating these values include those previously cited, as well as the following:
•    arms-length transactions involving the sale or transfer of our class A common stock, when applicable;
•    the rights, preferences and privileges of Legacy BlackSky's Series A, B, B-1, and C preferred stock relative to those of its class A common stock; and
•    the lack of marketability of our equity.
The fair value ultimately assigned to our class A common stock may take into account any number or combination of the various factors described above, based upon their applicability at the time of measurement. Determination of the fair value of our class A common stock also may involve the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our class A common stock.
As of December 31, 2020, we estimated that our enterprise fair value was approximately $92.7 million. This enterprise value consists primarily of the enterprise value attributable directly to BlackSky, adjusted to give further effect to the value attributable to our equity method investments. The estimated enterprise value of $92.7 million considered the enterprise value implied using a discounted cash flow model and applied the probability-weighted expected return method ("PWERM") to give effect to different scenarios regarding our financial prospects and ability to continue as a going concern based upon whether we obtained near-term additional financing to support our ongoing operations and growth potential.
In February 2021, we issued equity compensation awards, at which point in time, we engaged our third-party valuation specialist to perform a contemporaneous valuation of our enterprise value and class A common stock. In February 2021, we also obtained new Bridge Notes to fund ongoing operations, signed a letter of intent for a merger with a special purpose acquisition company, and subsequently announced that we had entered into a definitive agreement with Osprey for a merger that would result in us becoming a publicly listed company. Based upon the impact of the new Bridge Notes on our financial condition and the impact that the proposed merger was expected to have on our future prospects and ability to fund our growth strategy, as described in our discussion of “Long-Term Liquidity Requirements” elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations, the valuation that was performed as of February 15, 2021 resulted in a significant increase to our estimated enterprise value. Upon updating the estimate of our enterprise value as of February 15, 2021, the proposed merger with Osprey was deemed to be an observable indicator of our enterprise value pursuant to the market approach, and an 80% weighting was placed on the likelihood that the proposed merger would occur when applying the PWERM to our valuation approach and assumptions. Given the substantial weight placed on the implied value of the merger transaction when valuing the enterprise, we concluded that our equity value was approximately $740.0 million as of February 15, 2021. We updated the estimate of our enterprise value as of March 31, 2021, the proposed merger with Osprey was deemed to be an observable indicator of our enterprise value pursuant to the market approach, and a 90% weighting was placed on the likelihood that the proposed merger would occur when applying the PWERM to our valuation approach and assumptions. Given the substantial weight placed on the implied value of the merger transaction when valuing the enterprise, we concluded that our equity value was approximately $832.5 million as of March 31, 2021. These enterprise values were used to derive the underlying value of our equity in connection with all equity compensation awards issued to date during 2021 and, accordingly, our future equity compensation expense is expected to materially increase.
As a result of the Merger, it will not be necessary to estimate the fair value of our class A common stock, as the class A common stock of BlackSky will be traded in the public market.

Public and Private Placement Warrants
In October 2021, the Company filed a registration statement on Form S-1 with the SEC to, among other things, register, under the Securities Act of 1933, as amended, the Private Placement Warrants and the stock issuable upon exercise of the Public Warrants and the Private Placement Warrants. We classify the Public Warrants and Private Placement Warrants as long-term liabilities on our unaudited condensed consolidated balance sheets as of September 30, 2021. Each Public and Private Placement Warrant is initially recorded at fair value on the date of the Merger. The Public Warrants are traded on the NYSE and are recorded at fair value using the closing stock price as of the measurement date. The Private Placement Warrants are recorded at fair value using a Black-Scholes option pricing model. The Public and Private Placement Warrants are re-measured to fair value at each subsequent reporting date through earnings. We will continue to adjust the liability for changes in fair value for the Public and Private Placement Warrants until the warrants are exercised, redeemed, or cancelled.
The fair value of the Private Placement warrants is established using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs such as the fair value of our class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years from the closing of the Merger. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the stock option. Our volatility is derived from several publicly traded peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change in fair value of Private Placement Warrants. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.

We account for the warrants issued in connection with Osprey IPO in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as non-current liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations.

Goodwill Impairment
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is tested annually for impairment as of December 31st, or more frequently if events or circumstances indicate the carrying value may be impaired. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
We performed an annual qualitative goodwill assessment over the balance of goodwill we held related to the BlackSky reporting unit as of December 31, 2020. We also determined that no triggering events occurred during the nine months ended September 30, 2021. We determined that it is more likely than not that the fair value of the BlackSky reporting unit exceeds its carrying value, including goodwill. Although we have a history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, as of the December 31, 2020 valuation, the fair value was greater than 75% in excess of its carrying value for BlackSky.

Long Lived Asset Impairment
We evaluate long-lived assets, including finite-lived intangible assets, property and equipment, satellite procurement work in process and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting this analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets (or asset group) to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized based upon the difference between the carrying value of long-lived assets (or asset group) and their fair value.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. Notwithstanding the identified material weakness, as subsequently described, management has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the period disclosed in accordance with GAAP.
In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation Efforts
In connection with the audit of the consolidated financial statements of BlackSky Holdings Inc. as of and for the years ended December 31, 2020 and 2019, we identified a material weakness in our controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected in a timely basis. The material weakness identified was related to our reporting of forward loss contracts. We took various steps to address the material weakness identified above during the nine months ended September 30, 2021. This included implementing controls including, but not limited to, more comprehensive analyses of contract performance, increased review of the contract terms and contract accounting, enhanced documentation requirements, and an expansion of our accounting team of employees with technical accounting expertise to address complex transactions. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take. Until the controls described above have been in place long enough for management to conclude that they are operating effectively, the material weakness described above will continue to exist.
As previously disclosed in Part I, Item 9A of the amended 2020 Annual Report on Form 10-K/A for Osprey Technology Acquisition Corp., the management of Osprey including the principal executive officer and principal financial officer, concluded that Osprey did not maintain effective controls over financial reporting as of December 31, 2020, due to a material weakness. The material weakness in their internal control over financial reporting led to Osprey’s restatement of its financial statements to reclassify Osprey’s Public and Private Placement Warrants as described in the Explanatory Note to the Amendment on Form 10-K/A. In response, our management has enhanced its processes to identify and appropriately apply applicable accounting requirements to significant and unusual transactions in our financial statements including, but not limited to, increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and increased review with an expanded accounting team with technical expertise and enhanced knowledge of research materials and documents.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
For a discussion of legal proceedings in which we are involved, see Note 21 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
For risk factors relating to our business following the Merger, please refer to the section entitled “Risk Factors” in our definitive proxy statement/final prospectus dated August 11, 2021, and filed by us with the SEC on August 11, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The following risk factor supplements and should be read in conjunction with those risk factors referenced above.

Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance; our operating results have, and may in the future, fall below our financial guidance or other projections or fail to meet the expectations of securities analysts and investors.

Our quarterly results of operations, including cash flows, have fluctuated significantly in the past and are likely to continue to do so in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our Class A Common Stock. We have presented many of the factors that may cause our results of operations to fluctuate in this “Risk Factors” section in our definitive proxy statement/final prospectus dated August 11, 2021, and filed by us with the SEC on August 11, 2021. Fluctuations in our results of operations may cause such results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the trading price of our Class A Common Stock to decline. In June 2021, we adjusted our fiscal year-end 2021 projections for revenue, net loss and Adjusted EBITDA. In November 2021, we further adjusted our fiscal year-end 2021 revenue projection and withdrew our previous fiscal year-end 2021 projections on net loss and Adjusted EBITDA. In the future, our operating results may again be below our guidance, our long-term financial model or the expectations of securities analysts or investors, and the price of our Class A Common Stock may decline.
Our financial performance is dependent on our ability to generate a sustainable order rate for our geospatial intelligence, imagery and related data analytic products and services, and mission systems that include the development, integration, and operations of satellite and ground systems. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. Many satellite operators in the space data and analytics industry have continued to defer new satellite construction awards to evaluate other competing satellite system architectures and other market factors. If we are unable to win new contracts or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our products and services. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of paying for our products and services. Therefore, our sales cycle is often long and can vary substantially from customer to customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue falls below our expectations in a particular period. In addition, our pricing model includes both subscription-based and fixed fee contracts, adding further variability to the timing of our revenue recognition across customer contracts.
Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:
• the number of satellites in our satellite constellation;

• unexpected weather patterns, natural disasters or other events that impact image quality or force a cancellation or rescheduling of satellite launches;

• satellite or geospatial data and analytics platform failures that reduce the planned network size below projected levels, which result in contract delays or cancellations;

• the cost of raw materials or supplied components for the manufacture and operation of our satellites;

• the timing and cost of, and level of investment in, research and development relating to our technologies;

• termination of one or more large contracts by customers, including for convenience;

• changes in the competitive dynamics of our industry; and

• general economic, regulatory, and market conditions, including the impact of the COVID-19 pandemic.

The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. These factors make it difficult for us to accurately predict financial metrics for any particular period.
The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could also result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A Common Stock could fall, and we could face costly lawsuits, including securities class action suits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Concurrently with the execution of the agreement and plan of merger, dated February 17, 2021, Osprey entered into subscription agreements with certain investors, pursuant to which, at the closing of the merger on September 9, 2021, the investors subscribed for and purchased an aggregate of 18,000,000 PIPE Shares (of BlackSky Class A common stock) at a price of $10.00 per share for aggregate gross proceeds of $180,000,000.
On August 31, 2021, Osprey entered into a subscription agreement with Palantir, pursuant to which two business days subsequent to the closing of the merger, Palantir subscribed for and purchased 800,000 shares of BlackSky Class A common stock at a price of $10.00 per share for gross proceeds of $8,000,000.
Except as otherwise indicated, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe each of these transactions was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
After payment of Merger related expenses, as set forth above in this Quarterly Report, we expect that the proceeds from the sale of the above referenced securities will be used for general corporate purposes. These securities are included for registration in our S-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Warrant Certificate	S-1	333-234180	4.3	October 11, 2019
4.2	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
10.1	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between Osprey Technology Acquisition Corp. and Osprey Sponsor II, LLC	8-K	001-39113	10.4	November 5, 2019
10.2+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.3+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.4+	BlackSky Technology Inc. Outside Director Compensation Policy	8-K	001-39113	10.13	September 15, 2021
10.5+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.6	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.7	Sponsor Support Agreement, dated as of February 17, 2021	8-K	001-39113	10.3	February 22, 2021
10.8	Form of Stockholder Support Agreement	424(b)(3)	333-256103	Annex H	August 11, 2021
10.9	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.10	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.11+	Executive Employment Agreement for Brian O’Toole	S-4/A	333-256103	10.15	June 25, 2021
10.12+	Executive Employment Agreement for Brian Daum	S-4/A	333-256103	10.16	June 25, 2021
10.13+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.14+	Offer Letter from BlackSky Holdings Inc. to Johan Broekhuysen, dated August 18, 2021	8-K	001-39113	10.2	August 18, 2021
10.15+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.16+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.17+	Transition and Consulting Agreement from BlackSky Holdings Inc. to Brian Daum, dated August 18, 2021	8-K	001-39113	10.5	August 18, 2021
10.18	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021
10.19	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.20	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.21	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.22	Palantir Subscription Agreement, dated as of September 13, 2021, by and between BlackSky Holdings, Inc. and Palantir Technologies, Inc.	8-K	001-39113	99.2	September 1, 2021
10.23	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K	001-39113	10.3	February 22, 2021
10.24	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC.	8-K	001-39113	10.5	September 15, 2021
10.25	BlackSky HQ Lease Agreement	S-1	333-260458	10.25	October 25, 2021
10.26+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A.	8-K	001-39113	10.6	August 18, 2021
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021	BlackSky Technology Inc.

By: /s/ Brian O’Toole Brian O’Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Johan Broekhuysen Johan Broekhuysen
Chief Financial Officer
(Principal Financial and Accounting Officer)