Form 10-K
period 2021-12-31
BlackSky Technology Inc.
filed 2022-03-31
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was approximately $315,933,750. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 29, 2022, there were 120,487,582 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

2

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•our ability to retain or recruit key employees;
•our ability to add new satellites to commercial operations;
•our ability to invest in our software, research and development capabilities;
•our ability to grow distribution channels and partner ecosystems;
•our ability to grow a third-party developer community;
•our ability to penetrate international markets;
•our ability to continue delivering data in a cost-effective manner;
•our ability to integrate proprietary and third-party sensor data;
•our ability to maintain and protect our brand;
•our ability to expand within our current customer base;
•our ability to compete with legacy satellite imaging providers and other emergent geospatial intelligence providers;
•our ability to maintain intellectual property protection for our products or avoid or defend claims of infringement;
•our ability to comply with laws and regulations applicable to our business;
•our expectations about market trends and needs;
•our estimates of addressable market, market growth, future revenue, expenses, cash flows, capital requirements and additional financing;
•the volatility of the trading price of our common stock;
•the performance of our Spectra AI platform;
•the performance of third-party service providers;
•the impact of local, regional, national and international economic conditions and events;
•the effect of COVID-19 on the foregoing; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether written or oral, except as required by law.

PART I
ITEM 1. BUSINESS
Background and Merger
On September 9, 2021, our predecessor company f/k/a Osprey Technology Acquisition Corp. (“Osprey”), consummated its merger with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. (“Legacy BlackSky”) (the “Merger”). Immediately following the Merger, Osprey changed its name to “BlackSky Technology Inc.” Legacy BlackSky survived the Merger and is now a wholly owned subsidiary of BlackSky Technology Inc. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.
Our Class A Common Stock (“Class A common stock”) and warrants are listed on the New York Stock Exchange (the “NYSE”) under the symbols “BKSY” and “BKSY.W”, respectively.

Overview

Founded in 2014, BlackSky is a leading provider of real-time geospatial intelligence. We provide on-demand and high frequency monitoring and artificial intelligence (“AI”)-enabled analytics of the most critical and strategic locations, economic assets, and events on planet Earth. The actionable intelligence we gather and deliver is relied upon by many of the most important and demanding government and commercial organizations in the world, including United States defense and intelligence agencies and international ministries of defense. Our Software-as-a-Service (“SaaS”) platform, Spectra AI delivers to our customers automated alerts, data, and insights, providing them with a first-to-know advantage that they use to support day-to-day decision making. BlackSky’s offerings are designed to support a broad range of government and commercial applications including national and homeland security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others.
We own and operate one of the industry’s leading high-performance low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations. Our constellation is optimized to cost-efficiently capture imagery at high frequencies where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations on Earth where we believe approximately 90% of the global GDP occurs. With twelve satellites on orbit currently, our constellation is able to image certain locations every hour, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary AI-enabled software to efficiently collect the most important areas of interest to our customers. We believe that our focus on critical, strategic, and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth every day and who, therefore, require up to hundreds of satellites or incrementally more expensive satellites to support their mission. Our focused approach enables us to deliver highly targeted and valuable intelligence with a smaller constellation that has the added benefit of greater operating and capital efficiencies.
BlackSky’s Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet of Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI’s data and analytics through easy-to-use web services or through platform application programming interfaces (“APIs”).
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by Spectra AI, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and our Spectra AI software platform—are mutually reinforcing: as we capture ever more information about the world’s most important economic and strategic locations, our proprietary database expands and increases its utility; enabling us to better detect, understand, and predict changes that matter most to our customers. Our business has a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.

Our First-to-Know Strategy
Our vision is to build the world’s leading geospatial data and analytics platform. We plan to capitalize on a secular market shift away from static/low frequency satellite imaging and geospatial solutions toward on-demand access of real-time geospatial intelligence. Our strategy is to capitalize on the rapid growth and deployment of millions of low cost GPS enabled terrestrial, IoT, and space based sensors to monitor global events and activities in real-time. As we are now entering a new commercial space age, the number of commercial sensors on orbit has expanded from a handful of large expensive commercial satellites just a few years ago to now hundreds and in the near future thousands of sensors that will ultimately change the way we see and understand our world. BlackSky has built a software platform to capitalize on this major market shift to integrate the data from these sensors and through an AI-enabled software platform to transform these raw data feeds into real-time actionable intelligence to provide customers with a first-to-know advantage.
Our mission is to enable our existing and future customers to improve critical outcomes by incorporating BlackSky’s proprietary real-time geospatial intelligence and analytics into their decision-making processes through a modern SaaS customer experience at a lower total cost. We can deliver our proprietary geospatial imagery on-demand at a lower cost than legacy providers due to our cost-efficiencies, capital efficient constellation design, and adaptable pricing models, among other things.
Our Vertically Integrated Space and Software Platform
We own and operate a constellation of high-resolution, high-revisit, LEO smallsats and our constellation is optimized to provide high-frequency monitoring of important strategic and economically relevant locations around the world. We can collect images throughout the day at high-revisit rates, enabling us to see events as they are happening. Through our Spectra AI platform, we provide on demand tasking and site monitoring services with integrated analytics to provide customers with improved situational awareness, change detection and analysis, and time-based pattern of life analysis to provide critical real-time information to decision makers.
Our current constellation consists of twelve LEO smallsats in commercial operations. We expect to add up to four additional satellites to our commercial operations by the end of 2022. We currently collect hundreds of images each day, which under optimal conditions, results in a peak revisit rate of 15 hourly revisits per day over critical strategic and economic locations. Our average daily revisit rate, from dawn to dusk, is 8 to 10 times a day or approximately every 60 to 90 minutes. As our satellite constellation grows, the amount of data we collect will scale, and we expect our revisit rate will improve.
Our satellite constellation is supported by our proprietary autonomous mission operations software and our global ground station network. Our mission operations software processes tasking requests from our customers and optimizes collection across our constellation. Our customers can task our satellites and request related analytics through our web-based user interface from their desktops or mobile devices or programmatically through our API, which is typically embedded with customers or certain reseller channels such as Palantir Technologies. In addition, our Spectra AI platform provides autonomous tasking, mission planning, command and control services, health and safety monitoring of our constellation, and automated generation and distribution of image and imagery derived products.
Our Spectra AI platform is built for scalability on the Amazon Web Services platform. Our Spectra AI platform offers a full software stack that includes a data and sensor integration layer, an extract, transform, load (“ETL”) layer, an analytics layer that hosts our AI and ML algorithms, an application layer for our customers, an API framework for developers and our global intelligence database that captures sensor data.
Our Key Services and Products
We generate revenue by selling imagery and software analytics services through our Spectra AI platform and by providing engineering and systems integration services to strategic customers on project by project basis.

•Imagery and Software Analytical Services
•Imagery Services: We offer our customers high-revisit, on-demand high resolution electro optic satellite imaging services. Through our Spectra AI platform, customers can directly task our proprietary small satellite constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity over a region of interest on a take or pay basis.
•Data, Software, and Analytics: Our analytics services are also offered on a subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. We leverage our proprietary AI and ML algorithms to analyze data coming from both our proprietary sensor network and third-party sources in real-time to provide data, insights, and analytics for our customers. We provide services related to object, change and anomaly detection, site monitoring, and enhanced analytics through which we can detect key pattern of life changes in critical locations. These critical locations can include strategic locations and infrastructure such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory.
As part of our imagery and software analytic services, we provide professional service solutions to support customer-specific feature requests and to support the integration, testing, and training of our imagery and software analytical services into a customer’s organizational processes and workflows. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data into their operating platforms.
We offer a variety of pricing and utilization options for our imagery and software analytical service offerings, including usage-based pricing, subscriptions and transactional licenses. These options provide customers flexible options to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer a range pricing tiers that enables the customer to manage collection priorities, where during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. We currently derive revenue from variable and fixed pricing plans that allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.

•Engineering and Systems Integration—We develop and deliver advanced launch vehicle, satellite, and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are typically sold to government customers under fixed price contracts and are often bundled with our imagery services offerings.
Our Customers
To compete effectively in today’s data-driven market environment, organizations of all sizes and industries face a growing need for timely and affordable geospatial intelligence and analytics. To meet these customer demands, next generation geospatial intelligence platforms must have the ability to deliver situational awareness, location intelligence, and insights into events and activities as they are happening. Geospatial intelligence plays an increasingly critical role in decision making for government and commercial organizations. Our current customer base and end market mix are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our engineering and systems integration offerings, to customers both domestically and internationally. In addition, our products and services can benefit customers in a variety of commercial markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, agriculture, environmental monitoring, disaster and risk management, engineering and construction, and consumer behavior. Management classifies our customer base predominantly into two categories:
•Government: We sell to multiple U.S. and foreign government agencies that span defense, intelligence, and federal and civilian agencies. Our intelligence customers include the National Geospatial-Intelligence Agency (“NGA”) and the National Reconnaissance Office (“NRO”). We also have contracts across a range of other governmental customers including the Department of Defense customers that include the Air Force, Army, and the Intelligence Advanced Research Projects Agency (“IARPA”). In addition, we sell directly or through resellers to international government customers in Europe, the Middle East, Asia Pacific, South America, and Canada.
•Commercial: Commercial customers represent a small but important portion of our business to date. We intend to expand and scale our sales to commercial customers by targeting a wide range of end markets in which we anticipate rapidly growing demand for geospatial intelligence, including energy and utilities, insurance, mining, manufacturing, agriculture, environmental, engineering and construction, commodities, and supply chain management.
Our Satellite Constellation
We design, develop, manufacture, and operate a constellation of proprietary smallsats. These satellites are purpose-built to serve our mission and form the foundation of our Spectra AI platform. Weighing about 55 kilograms each, these compact, high-tech satellites are comparable in size to a miniature refrigerator. Each satellite is equipped with a modern, commercially derived optical telescope that collects imagery with an average resolution of one meter. This allows us the capability of distinguishing landscape features such as roads and buildings, and gauging commercial activities such as shipping from ports, monitoring tanker trucks. and changes in production by estimating the number of cars in a factory parking lot. Commercial satellite imagery has multiple applications and is of significant interest to the military for high-revisit monitoring of airfields and troop buildup and detecting changes in pattern-of-life from multi-frame imagery. Launched into a LEO approximately 450 kilometers above the surface of the Earth, our constellation of twelve imaging satellites (including seven launched in 2021) are optimally distributed to provide maximum coverage for our customers in the government and commercial sectors. With eleven globally distributed ground stations, our constellation is designed for rapid tasking, collection, and delivery of high-revisit, high-resolution imagery and data analytics. This year we expect to add up to four additional satellites to our commercial operations, thus further improving our revisit coverage and replacing two of our satellites that have reached the end of their design life.
Our constellation is supported by a secure, fully cloud-enabled satellite operations system, a user-friendly, web-based tasking system, and a scalable, cloud-based Spectra AI platform. Working together seamlessly, these systems allow us to utilize continuously evolving AI and ML technologies to fuse open-source intelligence feeds with satellite imagery to provide information and intelligence on critical objects of interest.
Our next generation satellites, Gen-3, are designed with significantly enhanced capabilities, improving our imaging resolution to 50 centimeters, and include short wave infrared imaging technology for a broad set of imaging conditions such as nighttime and low-light. Gen-3 satellites are expected to launch in late 2023. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our Spectra AI platform, and low constellation cost are disrupting the market for geospatial imagery and space-based data and analytics.
Our cost efficient smallsats are designed from the ground-up to optimize performance per unit cost. We can deliver our proprietary geospatial imagery on demand at lower costs than legacy providers due to our cost-efficiencies, capital efficient constellation design, and adaptable pricing models, among other things..
We are vertically integrated and manufacture our satellites through LeoStella, a 50%-owned satellite manufacturing joint venture with Thales Alenia Space. LeoStella is capable of manufacturing 40 satellites per year. Our vertical integration enables BlackSky to control our satellites through the entire design, manufacturing, and operation process. The LeoStella partnership allows us to learn from and leverage their manufacturing expertise and commercial best practices.

Our Software Stack
We provide our customers with access to our imaging, monitoring, analytics, and API services through a proprietary Spectra AI software stack designed to utilize the data we generate and to deliver actionable insights and analytics to our customers. Our Spectra AI platform can process a myriad of space and terrestrial data sources including our smallsat constellation imagery, third-party IoT sensor data, and other inputs such as news feeds. Our Spectra AI software stack can compile, analyze, and deliver data for various customer applications. We leverage AI and ML to enable our Spectra AI platform to deliver actionable insights and meaningful intelligence data.
As we collect data, we establish a baseline view of important conditions around the world. As our data repository increases, the incremental data we receive becomes more valuable to us because we can compare new data to an increasingly robust baseline awareness that will enable us to detect and understand changes or anomalies. Our AI algorithms leverage all this data, much of it proprietary, to accelerate its learning using neural networks. We believe that we will benefit from a “flywheel learning effect” as we continuously expand and enrich our proprietary data repository.
Our Spectra AI platform is operational and user friendly after many years of development and investment. We have designed our software stack with a strong focus on API compatibility to enable developers to easily integrate our software with our customers’ information technology platforms. We want our customers to be able to access our Spectra AI platform easily and with minimal incremental technology investment. Software development is an important focus for our future as our Spectra AI platform is the key to turning our geospatial images and data into actionable insights that improve and enhance our customers’ business processes and decisions.
Total Addressable Market
We operate in a large and growing market. The space data and analytics market is benefiting from an increase in demand as geospatial intelligence plays an increasingly critical role in decision making for government agencies and commercial organizations. According to independent industry analysts and management estimates, the geospatial analytics market is expected to grow annual revenues globally from approximately $13 billion in 2020 to over $40 billion in 2024, a compound annual growth rate of 25.2%.
Government customers are reliant on geospatial imaging and intelligence solutions to monitor key changes around the globe, including the activities of potentially hostile actors and event monitoring at key strategic locations.
Commercial customers are also turning to geospatial solutions for a variety of applications and increasingly rely on rapid access to geospatial data related to emerging events for key decision making. We believe these customers will not only come from existing users of space based imaging and analytics but also increasingly from other imaging and analytical sectors such as aerial surveillance. Due to the significantly lower price point than legacy satellite imaging and analytics we believe there will be new opportunities in many commercial sectors to embed our services into businesses processes thus opening up new markets for revenue generation in the future. We expect numerous commercial markets to expand their use of geospatial intelligence, including: energy and utilities, insurance, mining and manufacturing, agriculture, environmental, engineering and construction, retail and supply chain.
The increase in demand for geospatial imaging and intelligence at a time when we believe satellite capacity is stagnant, which has resulted in a capacity-constrained market, particularly from trusted suppliers. We believe that legacy satellite imaging solutions may not be sufficient to provide the capacity needed to meet the growing demand as their aging constellations are being replaced with lower capacity satellites. We expect there to be continued unmet demand in the market that will need to be addressed by emerging, disruptive solutions. We believe that we are a first mover and that we will be well-positioned to capture a significant portion of the growing space data and analytics market.
Our Competitive Differentiation
We believe that we are well-positioned to compete with legacy satellite imaging providers and other emergent geospatial intelligence providers due to our strategy to combine a high-revisit satellites constellation with an AI-enabled SaaS platform. This approach enables us to address three primary barriers that have limited the legacy industry in achieving a broader market adoption and penetration including: easy access to data and information through a modern SaaS platform, access to low cost data, and assured access to imaging services where, when, and at the frequency they need it. Key elements of our competitive differentiation include the following:
•Low-cost imagery capture. Our smallsat constellation is leveraging the disruptive economics of small satellites to enable us to capture data in a more cost-effective manner than legacy satellite imagery providers. We can deliver our proprietary geospatial imagery on demand at a lower cost than legacy providers due to our cost-efficiencies, capital efficient constellation design, and adaptable, disruptive pricing models, among other things, which enables us to expand our customer base to commercial organizations that have previously been priced out of the geospatial intelligence market.
•High-revisit rate, dawn-to-dusk imagery collection. We have optimized our constellation to deliver high-revisit collection capability of the most critical strategic and economic assets on planet Earth, which we believe accounts for 90% of global GDP. Under ideal conditions, we are now capable of revisiting locations on Earth as many as 15 times a day. Our high-revisit rate, combined with dawn-to-dusk collection from our constellation and additional temporal and all-weather collection capabilities from our partners, will expand and improve the value of our data and insights.
•On-demand delivery of low-cost geospatial analytics through subscription contracts to commercial customers. Geospatial intelligence and analytics have generally been prohibitively expensive for many commercial customers, with price points geared towards government end users. Our Spectra AI platform is designed to provide our services to commercial customers at a comparatively low cost, which we expect will expand our base of potential customers.
•Proprietary, low-cost smallsat assembly. We design our satellites and manufacture them at LeoStella, our satellite manufacturing joint venture. Controlling the satellite production process from design through manufacturing enables us to upgrade our satellites during production with our proprietary technology and continuously improve our satellites’ capabilities, as well as build out and maintain our optimal constellation size at a relatively low cost.
•Integration of proprietary and third-party sensor data. We are capable of integrating proprietary data from our satellite constellation with data taken from third party sensor networks. Combining these sources enables us to continuously grow our comprehensive database for our customers and positions us as a full-service geospatial data solution. The broad array of data collected and processed establishes us as a differentiated space data and analytics platform of choice.
•Proprietary, cloud-based software stack. We designed our technology to scale easily with the growth of our business. Our software stack is built on Amazon Web Services and includes proprietary customer applications—such as an ETL layer, advanced AI/ML modules, and our API framework—to enhance our platform capability to scale and efficiently deliver meaningful data and relevant insights to our customers.
•Continuously growing proprietary intelligence data repository. As our data repository grows, we expect to benefit from a flywheel effect where our Spectra AI platform baseline view of the world is supported by vast amounts of data, and any incremental data suggesting potential shifts becomes incrementally more valuable.
•API kit for developers to build geospatial intelligence into next gen applications. Our software stack is designed to be flexible and user-friendly so that our customers are able to effectively utilize data and insights. We support our customers with a robust, flexible API kit that will enable them to integrate our capabilities into their existing platforms and applications, and that makes using our software increasingly easy to adopt going forward with relatively low upfront financial and time investment.
•Web browser based access. Our Spectra AI platform and most of our offerings are available directly to customers via any PC or laptop based web browser which makes it easy to access our imagery and analytics and even task our satellites from anywhere in the world at anytime as long as the customer has Internet connectivity.

Our Growth Strategies
We are focused on empowering end users, developers, channel partners and the organizations they serve to quickly and easily access and integrate real-time geospatial intelligence into their daily operations. Our growth strategy is driven by the following objectives:
•Increase our overall customer base. We are beneficiaries of the acceleration of the political and secular shift towards real-time geospatial intelligence coming from commercial satellite and intelligence providers. We have the opportunity to expand our current customer base through a combination of direct and indirect sales strategies. We plan to expand our marketing efforts to increase demand for our Spectra AI platform and awareness of the BlackSky brand. We also plan to grow our direct sales teams and indirect sales channels. In 2021, our direct sales teams focused on aligning to key market and customer opportunities with U.S., international government, and commercial customers.
•Expand within our current customer base. As our constellation grows and delivers additional imaging capacity and improved revisit performance, we expect that customers will increase their spending on imagery services. As customers buy additional imaging capacity, we expect their need for analytics and access to other sensors to increase as well. We are well-positioned to leverage our analytical capabilities and access to external sensor networks using our Spectra AI platform to better serve our customers.
•Continue to penetrate international markets. We have increased our focus on international markets. We believe that the global opportunity for real-time geospatial intelligence is significant and should continue to expand as organizations outside the U.S. seek to integrate high-revisit, high-resolution Earth observation and analytics into their operations.
•Extend our value proposition. We intend to continue to improve the capabilities of our Spectra AI platform and to invest in innovation efforts and in category leadership. In 2020, we announced the development of our Gen-3 satellite, which will be designed to improve our imaging resolution to 50 cm and include short wave IR imaging technology for a broad set of imaging conditions, including nighttime, low-light, and all-weather. We plan to continue to invest in our software and research and development capabilities. We intend to focus on hiring top technical talent and maintaining an agile organization that focuses on core technology innovation. In particular, we intend to focus on including adding additional sensors, advancing our software development capabilities, furthering the advancement of our AI/ML capabilities, and extending our robust API framework for our customers, partners, and developers.
•Grow distribution channels and channel partner ecosystem. We plan to invest in distribution channels and in our relationships with technology partners, solution providers, strategic global system integrators, solution partners, and value-added-resellers to help us enter into and expand in new markets while complementing our direct sales efforts. In 2022, we plan to expand our global reseller network to over twenty resellers across several regions around the world. We have also established a Joint Cooperation and Marketing Agreement with Telespazio, one of the industry’s leading geospatial solutions providers, to co-market, and sell our suite of satellite imaging and data analytics services in Europe.
•Grow a third-party developer community. We plan to invest in expanding our Spectra AI platform and API framework to enable developers and solutions providers to integrate our imaging and analytic software services into their applications and business systems. We believe that a robust developer community and partnership network will accelerate our penetration into a wide range of commercial markets. By partnering with other leading vertically oriented software application vendors that want to leverage and enhance their solutions with geospatial intelligence, we will accelerate our expansion into the attractive commercial market.
Intellectual Property
We own an intellectual property (“IP”) portfolio that includes a significant amount of proprietary code, as well as trademarks, service marks and domain names. We actively pursue internal development of proprietary software and other intellectual property. We also own other intellectual property such as unpatented trade secrets, know-how, data, and software. While our IP rights in the aggregate are important to our operations, we do not believe that any particular trade secret, trademark, license, or other IP right is of such importance that its loss, expiration, or termination would have a material effect on our business.
Employees and Human Capital
As of December 31, 2021, we had 210 employees—approximately 52% of our employees were in product development, 19% in sales and marketing, and 29% in general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense contractors, satellite manufacturers, other commercial and military aerospace and defense companies, and government agencies.

Since our inception, BlackSky has sought to recruit qualified, creative, and positive employees with a diverse set of business capabilities. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain, and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. As we move into the next stage of our growth, we are devoting more resources to our human capital, in particular sales talent and are building the infrastructure necessary to support our workforce and promote communication, respect and diversity among our team.
We are committed to a set of core corporate values. They include:
PEOPLE FIRST. We operate with respect and transparency. We provide an environment for people to grow, fulfill their ambitions and achieve their full potential. We believe that diversity of thought, background and perspective make us a stronger company, and that an inclusive understanding that individual differences are valuable, make us who we are as a company.
RESULTS ORIENTED. We deliver results and outcomes that exceed expectations. Our customer's success is our success.

INNOVATIVE. We are innovators and thought leaders. We are passionate and relentless about solving problems that matter.

HIGH INTEGRITY. We never compromise on ethics or honesty. Trust is paramount.

ACCOUNTABILITY. We embrace ownership and accountability. We meet our commitments and deliver on our promises.

POSITIVE IMPACT. We are here to contribute to a smarter and safer world. We deliver insights about changes that matter most.

CELEBRATE. We celebrate our wins and recognize the individual and collective accomplishments of our teams.

Available Information

Our investor relations website is https://ir.blacksky.com. We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

An investment in our Class A common stock involves a high degree of risk. In addition to the risk and uncertainties described under the section titled “Special Note Regarding Forward-Looking Statements” you should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.
Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
•We may not be able to sustain our revenue growth rate in the future.
•Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance; our operating results have, and may in the future, fall below our financial guidance or other projections or fail to meet the expectations of securities analysts and investors.
•The loss of one or more of our largest customers could adversely affect our results of operations.
•We have incurred significant losses each year since our inception, we expect our operating expenses to increase, and we cannot give assurances of our future profitability, if any.
•The market for our products and services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
•Operating as a newly listed public company will increase our costs and may disrupt the regular operations of our business. Our management has limited experience in operating a public company.
•Our business involves significant risks and uncertainties that may not be covered by insurance. For example, if one or more of our satellite launches result in catastrophic failure or one or more of our in-orbit satellites or payloads fail, and we have not obtained insurance coverage, we could be required to record significant impairment charges for the satellite or payload.
•Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
•Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites and related ground systems, which is subject to many uncertainties, some of which are beyond our control.
•If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
•Currently we are dependent on LeoStella as the sole manufacturer of our satellites. Any significant disruption to LeoStella’s operations or facilities could have a material adverse effect on our business, financial condition, and results of operations.
•Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

•Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

Risks Related to Our Business and Industry

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

We have a limited history of operating at our current scale and under our current strategy to define the future of real-time first-to-know insights, which makes it difficult to forecast our future results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by growth stage companies in rapidly evolving markets. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We may not be able to sustain our revenue growth rate in the future.

Although our revenue increased in 2021, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, increased regulatory burdens domestically or abroad, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts by our customers, and the maturation of our business, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance; our operating results have, and may in the future, fall below our financial guidance or other projections or fail to meet the expectations of securities analysts and investors.

Our results of operations, including cash flows, have fluctuated significantly in the past and are likely to continue to do so in the future. Accordingly, the results of any one quarter or measuring period should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. We have presented many of the factors that may cause our results of operations to fluctuate in this “Risk Factors” section. Fluctuations in our results of operations have, and may in the future, cause such results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the trading price of our Class A common stock to decline.

Our financial performance is dependent on our ability to generate a sustainable order rate for products and services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded and as the timing of such awards vary. If we are unable to win new contracts or execute on existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our products and services. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our products and services. Therefore, our sales cycle is often long and can vary substantially from customer to customer. Further, decisions to purchase our imagery services can involve significant financial commitments, potential customers for larger monetary or specialized design/engineering contracts generally evaluate our systems, products and technologies at multiple levels within their organization, each of which often have specific requirements, and can involve their senior management and multiple internal approvals.

As a result of our long and unpredictable sales cycles, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue falls below our expectations in a particular period. In addition, our pricing model includes both subscription-based and fixed fee contracts, adding further variability to the timing of our revenue recognition across customer contracts.

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

•the number of satellites in our satellite constellation;
•satellite or geospatial data and analytics platform failures that reduce the planned network size below projected levels, which result in contract delays or cancellations;
•the cost of raw materials or supplied components for the manufacture and operation of our satellites;
•the timing and cost of, and level of investment in, research and development relating to our technologies;
•termination of one or more large contracts by customers, including for convenience;
•changes in the competitive dynamics of our industry;
•prolonged periods of unexpected weather patterns, natural disasters or other events that can impact image quality or force a cancellation or rescheduling of satellite launches; and
•general economic, regulatory, and market conditions, including the impact of the COVID-19 pandemic and other geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions.

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

The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenue. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In fiscal year 2021 and 2020, we had three and five customers that each accounted for more than 10% of our total revenue and in the aggregate, accounted for 45% and 74% of our total net revenue, respectively. Customers in the defense market generally purchase our services in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our major enterprise or government customers, or if we experience a significant reduction in business from one or more major enterprise or government customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.

If existing customers do not make subsequent purchases from us or renew their contracts with us, our revenue could decline, and our results of operations would be adversely impacted.

We also derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. We forecast the expected capacity utilization of our satellites based on our knowledge of the customers’ needs at the time of forecast, which may not be accurate by the time of utilization due to a variety of factors outside of our control, including, but not limited to geopolitical factors, war, historical use, changes in budgets or priorities, and other customer specific events.

Our contract terms with our customers and resellers vary in length, may not provide for automatic renewal and may require the customer or reseller to opt-in to extend the term. Our customers and resellers have no obligation to renew, upgrade, or expand their contracts with us after the terms of their existing contracts have expired. In addition, many of our customer and reseller contracts permit the customer or reseller to terminate their contracts with us with notice periods of varying lengths, and our contracts with U.S. government customers may be terminated for convenience. If one or more of our customers or resellers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers or resellers elect not to renew their contracts with us; if our customers or resellers renew their contractual arrangements with us for shorter contract lengths; or if our customers or resellers otherwise seek to renegotiate terms of their existing contracts on terms less favorable to us, our business, financial condition, and results of operations could be adversely affected.

Our ability to renew or expand our customer relationships may decrease or vary as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our geospatial data and analytics platform and/or our products and services, the frequency and severity of errors or disruptions in our platform and/or our products and services, our pricing, the effects of general economic conditions, competitive offerings or alternatives, or reductions in our customers’ spending levels. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer prepayments and deposits.

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the use of our products and services depends on a number of factors, including general economic conditions, the functioning of our products and services, and our customers’ satisfaction with our products and services. If our efforts to expand within our existing customer base are not successful, our business may suffer. Moreover, we forecast the expected capacity utilization of our satellites based on our knowledge of the customers’ needs at the time of forecast, which may not be accurate by the time of utilization due to a variety of factors outside of our control, including, but not limited to geopolitical factors, war, historical use, changes in budgets or priorities, and other customer specific events.

We rely on the significant experience and specialized expertise of our senior management, engineering, sales and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers and data scientists, many of whom have numerous years of experience, specialized expertise in our business, and security clearances required for certain defense projects. If we are not successful in hiring and retaining highly qualified engineers and data scientists, we may not be able to extend or maintain our engineering and data science expertise, and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially regarding engineers and data scientists with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough engineers and data scientists to implement our growth strategy.

Certain U.S. government contracts require us, and some of our employees, to maintain national security clearances. Obtaining and maintaining national security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold national security clearances. Further, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract. As a result, if we are unable to recruit and retain a sufficient number of qualified employees, we may lose revenue and our ability to maintain and grow our business could be limited.

Our future success also depends on the successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets, which strategy will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.

In order to successfully scale our sales model, we must, and we intend to, increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers. If we do not hire and retain a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

We may not be able to convert our orders in backlog into revenue.

Backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur. Additionally, all U.S. government contracts included in backlog may be terminated at the convenience of the U.S. government. If a U.S. government contract is terminated before completion of all of the contracted work, we may not receive all potential revenue from these orders.

The failure to realize all amounts in our backlog could adversely affect our future revenue and gross margins. As a result, our backlog as of any particular date may not be an accurate indicator of our future earnings. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

We could incur significant unanticipated costs if we do not accurately estimate and execute the costs of fixed-price engagements.

Certain of our products and services contracts are fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into long-term contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on those contracts. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We expect our revenue derived from indirect channel sales to increase in the near future. Our ability to effectively distribute our products and services depends in part upon the financial and business condition of our distributor and reseller network. Distributors and resellers may not be highly capitalized and experience difficulties during times of economic contraction. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them, and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact our distributors’ and resellers’ business, which could harm our business. Further, our distributors and resellers may lose confidence in our business, move to competitive products, or may not have the skills or ability to support customers. The loss of or a significant reduction in business with those distributors or resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to the affected customers. These events could have a material adverse effect on our financial results.

There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements or that the new products will adequately address the changing needs of the marketplace or that we will successfully manage the transition from existing products. There can be no assurance that errors will not be found in any new or enhanced products. Certain products require a higher level of sales and support expertise or external validation. Failure of our sales channel and sales representatives, particularly the independent channel partners, to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on our sales in future periods. We do not have a comprehensive network of resellers, value added resellers, and similar entities and we may not be successful in developing a global sales network with qualified and experienced channel partners. Any of these problems may result in the loss of or delay in customer acceptance, diversion of product development resources, damage to our reputation, or increased service costs, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

The market for our products and services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for products and services has not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our views of the total addressable market are based on a number of third-party reports and management estimates, which may or may not accurately reflect future market size and growth. As a result, our views of the total addressable market may prove to be incorrect.

We face intense competition that may cause us to have to either reduce our prices for our products and services or to lose market share.

We operate in highly competitive industries that are evolving and many of our competitors are larger and have substantially greater resources than we have. Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have superior technologies or greater financial, personnel and other resources than we have. The value of our products and services may also be diluted by related products and services that are available free of charge.

Competition in our imagery services business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our products and services include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. We also face competition from companies that provide geospatial data analytic information and services to the U.S. government, including defense prime contractors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery-content sources with more advanced capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors or other factors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

The U.S. government and foreign governments may develop, construct, launch and operate their own imagery satellites with capabilities similar to ours, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites and thereby compete with our products and services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies and other protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with satellite development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins, and loss of market share. In addition, industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size companies and consequently customers’ willingness to purchase from such firms.

We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected. In addition, companies competing with us may have a different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced margins, and loss of market share, any of which could harm our business and results of operations.

The global COVID-19 outbreak has affected our business and operations.

As a result of the COVID-19 pandemic, we took a variety of precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, such as remote working, requirements for social distancing, masking, vaccination where appropriate or required by customers, and limiting travel (both domestically and abroad). As many COVID-19 mandates are lessened and even lifted, we continue to evaluate the long-term impacts on our operations and work force, such as our ability to sustain productivity and the mental health of our workforce, to transition to a hybrid work environment, to maintain and grow our culture in a hybrid environment, to comply with regulations and laws for workers we have hired in new states, to mitigate the physical and cybersecurity risks that stem from a decentralized work environment, to manage growth in light of the longer sales cycles and delayed purchasing decisions resulting from the financial insecurity caused by COVID-19 for our customers, and to manage the continued delays in the supply chain. We continue to manage the above-impacts and determine the net impact of the COVID-19 pandemic on our business. Although we continue to monitor the situation and may adjust our current policies, the ongoing effects of the COVID-19 pandemic may create further operational and other challenges, any of which could harm our business and results of operations.
s.

We have incurred significant losses each year since our inception, we expect our operating expenses to increase, and we cannot give assurances of our future profitability, if any.

We have incurred significant losses each year since our inception and we may never achieve or maintain profitability. As of December 31, 2021, we had an accumulated deficit of $470.9 million. As we continue to expand our business, and the breadth of our operations, upgrade our infrastructure, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization, and incur costs associated with general administration, including expenses related to being a public company and hiring additional employees, we expect that our costs of revenue and operating expenses will continue to increase. As we seek to grow our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price may be adversely affected and decline.

Risks Related to Our Operations

Operating as a newly listed public company will increase our costs and may disrupt the regular operations of our business. Our management has limited experience in operating a public company.

As a new public company, we incur significant legal, accounting, regulatory, finance, insurance, investor relations, and other expenses that we did not incur as a private company. Having gone public through a merger with a special purpose acquisition company (“SPAC”), there are additional and specific rules and regulations applicable to our operations. Compliance with public company, and SPAC specific, regulatory requirements will increase our legal and financial compliance costs and we may need to hire additional staff with appropriate public company experience, particularly those with technical accounting knowledge. We may not accurately predict or estimate the amount of additional costs we may incur in the future as a result of being a public company or the timing of such costs.

We are required to prepare financial statements on a timely basis that comply with SEC reporting requirements and maintain effective internal controls over financial reporting. The additional demands associated with being a public company may disrupt our regular business operations by diverting management’s attention away from revenue producing activities to compliance and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, changing laws, regulations, and standards relating to corporate governance and public company disclosures are creating uncertainty for public companies, especially those who have gone public through a SPAC merger transaction, further increasing legal and financial compliance costs, and making some activities more time consuming. We will continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses. Failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations, and may cause reputational damage, any of which could harm our business, financial condition and results of operations.

As a result of disclosure of information as a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If the claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. The real or perceived increased threat of litigation against us as a public company could also make it more difficult for us to attract and retain qualified colleagues, executive officers, and members of our board of directors.

Finally, although we recently enhanced our management team to include senior leaders with public company experience, our management team may be unable to effectively manage the significant regulatory oversight and reporting obligations we are now subject to under the federal securities laws. Our company’s limited experience in dealing with the increasingly complex laws pertaining to public companies could result in an increasing amount of their time that may be devoted to these activities which could result in less time being devoted to the management of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access or use, or tampering by both insider threats and external bad actors. In particular, as a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from state-sponsored and otherwise sophisticated actors, terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures and our service providers) face similar threats and growing requirements. Customer or partner proprietary, classified, or sensitive information stored on our networks is at risk. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. We have suffered incidents of physical intrusions to our facilities in the past. Any further incidents or other security breaches or incidents could lead to losses or unauthorized disclosure of sensitive information or capabilities; unauthorized access to infrastructure or equipment theft or exposure of data; harm to personnel, infrastructure or products; regulatory actions; and/or financial liabilities, as well as potential damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.

Cyber and other security threats are continuously evolving and include, but are not limited to: malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, phishing and other social engineering attacks, and other physical and electronic security breaches and incidents that could lead to disruptions in mission critical systems; unauthorized release of confidential, personal or otherwise protected information (our information or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. Threats to and vulnerabilities in our systems and infrastructure and those of our partners may result from human error, fraud or malice on the part of our employees, third-party service providers and other partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. Any of these events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and other actions in response, and lead to loss of business and harm to our market position, regulatory investigations and proceedings, potential claims and liability and other financial losses. We may face difficulties or delays in identifying, responding to, and otherwise mitigating security breaches and incidents, and in the event of any security event, we may be required or find it appropriate to expend increased financial and other resources in an effort to prevent and otherwise address security breaches and incidents.

We provide systems, products and services to various customers (both governmental and commercial) who also face cyber threats. Our systems, products and services may themselves be subject to cyber threats and/or they may not be able to detect or properly deter threats, or effectively mitigate resulting losses. These losses could adversely affect our customers and our company.

The impact of these various factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, and perception or report that any such security breach or incident may harm our reputation and market position, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows. We could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or security incident, including in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities, notifying affected individuals and otherwise remediating or responding to any such breach or incident, and litigating and resolving regulatory investigations and other proceedings and legal claims and litigation, all of which could divert resources and the attention of our management and key personnel. We do not currently process classified data on our systems.

However, a cyber or physical security event that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our facility security clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses under consumer protection laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications and other systems used in our business and operations may be vulnerable to cyber-attack, malicious intrusion, ransomware or other malicious software, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Further, as the COVID-19 pandemic continues to result in a significant number of people working remotely, the cybersecurity risks we face may be heightened by an increased attack surface across our business and those of our service providers and other third parties we work with. Additionally, in connection with Russia’s actions in Ukraine, cybersecurity researchers anticipate an increase in cybersecurity activity.
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data, including data that may be subject to privacy or security laws or disrupt our information systems, devices or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•harm to customers;
•business interruptions and delays;
•the loss, misappropriation, corruption or unauthorized access to, or alteration or unavailability of data;

•the loss of the ability to communicate with our satellites or for our satellites to communicate with our ground stations;
•claims, demands and litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
•notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws;
•regulatory fines and sanctions;
•reputational damage;
•increase to insurance premiums; and
•foreign, federal and state governmental inquiries, investigations and other proceedings.

Any of the foregoing events could have a material, adverse effect on our financial position and operating results and harm our business reputation.

We maintain cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Risks related to cybersecurity will increase as we continue to grow the scale and functionality of our geospatial data and analytics platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal data.

We have previously identified material weaknesses in our internal control over financial reporting, which have since then been remediated. If we fail to develop and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected, which may adversely affect investor confidence in our company.

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

As of the year ended December 31, 2020, Legacy BlackSky identified a material weakness over the accounting for forward loss contracts and Osprey identified a material weakness over the accounting for a significant and unusual transaction related to the warrants Osprey issued in connection with Osprey’s initial public offering. As of December 31, 2021, we have remediated these material weaknesses and we did not identify any additional material weaknesses in our controls over financial reporting as of and for the year ended December 31, 2021.

We may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods. If we are unable to successfully remediate any future material weakness and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A common stock could be materially and adversely affected. Similarly, if our remedial measures are insufficient to address any future material weakness on a timely basis, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Additionally, the process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will be time consuming, costly and complicated. Moreover, the effectiveness of our controls and procedures may be limited by a variety of factors, including:

•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had $44.9 million of tax-effected U.S. federal net operating loss carryforwards available to reduce future taxable income. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership (by value) by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether our merger with Osprey Technology Acquisition Corp. constitutes an “ownership change” for purposes of Section 382 and Section 383 of the Code.

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties, including other SaaS companies, to support some of our customers and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to operate some or all of certain key features or functions of our business, including deployment of our cloud-based imagery services and other geospatial and data analytic services, customer relationship management activities, billing and order management, and financial accounting services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that they become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in the delivery of our products and services that include the development, integration, and operations of satellite and ground systems, our revenue and margins could decline, or our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

Our business is dependent upon our ability to keep pace with the latest technological changes.

The market for our products and services is characterized by rapid technological change and evolving industry standards and, as we try to define a new market for first-to-know insights, the need to evolve is even more acute. Failure to respond in a timely and cost-effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenue from providing products and services that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances and needs of our customers, and evolving industry standards.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products and services will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business. Market acceptance of our commercial high-resolution imagery and related products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute products and services. We cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our technologies or develop technologies that better meet the needs of our customers. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail to develop, manufacture, and market innovative technologies or services that meet customers’ requirements or our technologies and services fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business, financial condition, and results of operations could be materially and adversely affected.

Our business involves significant risks and uncertainties that may not be covered by insurance. For example, if one or more of our satellite launches result in catastrophic failure or one or more of our in-orbit satellites or payloads fail, and we have not obtained insurance coverage or have not obtained sufficient insurance coverage, we could be required to record significant impairment charges for the satellite or payload.

We endeavor to obtain insurance coverage from established insurance carriers to cover certain risks and liabilities related to our business. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.

While we maintain insurance to cover certain risks and liabilities related to our business, we have not historically obtained and may not maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit uninsured satellites or payloads fail, one or more of our uninsured satellites is destroyed during failed launch, or if we have not obtained sufficient insurance for a particular event, we could be required to record significant impairment charges for the satellite or payload.

We may review the purchase of launch insurance on a case-by-case basis evaluating the launch history of our launch provider, number of satellites to be deployed on the launch vehicle, the status of our constellation, our ability to launch additional satellites in the near term, and the cost of insurance, among other factors. We have in the past procured, and may in the future procure, launch insurance, but such insurance policies are subject to the typical terms and conditions regarding, among other things, cancellation and scope of coverage. We do not maintain third-party liability insurance with respect to our satellites once in-orbit.

Although we maintain insurance policies, we cannot provide assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition, and results of operations.

In addition, even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenue or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our business, financial condition, and results of operations.

Issues in the use of artificial intelligence (“AI”), including machine learning, in our geospatial data and analytics platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on our financial condition and operations or the financial condition and operations of our customers, we may experience competitive harm, legal liability and brand or reputational harm.

Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our or our customers’ resources from other purposes. We devote substantial resources to research and development, which could cause our operating results to decline.

Our products and services, including our satellites, satellite systems, and ground station infrastructure, are extremely complex and must operate successfully with complex hardware and software from other vendors. Despite testing, our Spectra AI platform and products have contained defects and errors and may in the future contain defects or errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. We also employ sophisticated design and testing processes and practices for our satellites and satellite systems, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites and our products and services. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased development costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to lawsuits against us, result in injury, death, or property damage, and significantly damage our reputation and support for our products and services in general. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licenses, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

In addition, our products and services integrate a wide variety of other elements, and our products and services must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our products and services, it may be difficult to identify the sources of these problems. The occurrence of software or errors in data, whether or not caused by our products and services, could delay or reduce market acceptance of our products and services and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. In addition, we may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain the compatibility of our products and services with our customers’ network and security infrastructures, our customers may not be able to fully adopt our offerings, and we may, among other consequences, experience reduced demand for our products and services, which could adversely affect our business, financial condition, and results of operations. Further, the incorrect or improper implementation or use of our software, our failure to train customers on how to benefit from full utilization of our platform, or our failure to provide support services to our customers may result in errors or loss of data and as a result, dissatisfied customers, negative publicity, and harm to our reputation and brand, or legal claims against us.

We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.

We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, financial condition, and results of operations.

If we fail to meet our service level commitments, our business, results of operations and financial condition could be adversely affected.

Our agreements with customers and resellers may provide for service level commitments, which contain specifications regarding the availability and performance of our products and services such as assured access and guaranteed capacity. Any failure of or disruption to our infrastructure could impact the performance of our satellites and the availability of our products and services to our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our products and services, we may be contractually obligated to provide affected customers with service credits for future subscriptions, and, in certain cases, face contract termination with refunds of prepaid amounts. If we suffer performance issues or downtime that exceeds the service level commitments under our contracts with our customers, our business, financial condition, and results of operations would be adversely affected.

Our business, financial condition, results of operations, and prospects may be harmed if we are unable to cross-sell our solutions.

A significant component of our growth strategy is to increase the cross-selling of our products and services to current and future customers, however, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition, results of operations, and prospects.

Any failure to offer high-quality technical support may harm our relationships with our customers and have a negative impact on our business and financial condition.

Our customers depend on our customer support team to resolve technical and operational issues relating to our products and services. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers with products and services such as ours. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team, especially as we expand our hours of operation. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results.

As we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources rely on engagement and collaboration with other partners. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our geospatial data and analytics platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our products and services to existing and prospective customers, and our business, financial condition, and results of operations.

Risks Related to Our Government Contracts

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

We have contracts with the U.S. government, and we may enter into additional contracts with the U.S. government in the future, and this subjects a large part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”). These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provide for audits and reviews of contract procurement, performance and administration.

For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

Government contracts often also contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•Terminate existing contracts for convenience with short notice;
•Reduce orders under or otherwise modify contracts;
•For contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;
•For some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•Decline to exercise an option to renew a multi-year contract;
•Claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•Prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;
•Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;
•Suspend or debar us from doing business with the applicable government; and
•Control or prohibit the export of our services.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our gross margins, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•public disclosures of certain contract and company information;
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements; and
•requirements to procure certain materials, components and parts from supply sources approved by the customer.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

Our role as a contractor to agencies and departments of the U.S. government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. government agencies were impaired, or if the U.S. government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue would decline.

Further, changes in government policies, priorities, regulations, use of commercial data providers to meet U.S. government imagery needs, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows. In addition, continued uncertainty related to recent and future disruptions in U.S. federal government operations, such as government shutdowns, the U.S. budget and/or failure of the U.S. government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse impact on our revenue, earnings and cash flow and may negatively impact regulatory approvals and guidance that are important to our operations.

We face other risks and uncertainties associated with defense-related contracts, which may have a material adverse effect on our business.

Our products and services are incorporated into many different domestic and international defense programs. Whether our contracts are directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•Changes in government administration and national and international priorities, including developments in the geopolitical environment, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.
•Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long term revenue.
•Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. The increased bargaining power of these contractors may adversely affect our ability to compete for contracts and, as a result, may adversely affect our business or results of operations in the future.

Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when we contract with the U.S. government, we must comply with these laws and regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between us and the U.S. government.

•Certain of our contracts with U.S. and international defense contractors or directly with the U.S. government are on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the FAR regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage under the Cost Accounting Standards (“CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain of our contracts has increased our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.
•We are subject to the Defense Federal Acquisition Regulation Supplement (“DFARS”) and the Department of Defense (“DoD”) and other federal cybersecurity requirements, in connection with our defense work for the U.S. government and defense prime contractors. Amendments to DoD cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.
•The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.
•We currently have a cost reimbursable contract with the U.S. government, and in the future, we may enter into additional contracts with the U.S. government or a defense prime contractor customer that require us to enter into additional cost reimbursable contracts that could offset our cost efficiency initiatives.
•We are subject to various U.S. federal export-control statutes and regulations, which affect our business with, among others, international defense customers. In certain cases, the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business, financial condition, and results of operations.
•Sales to our U.S. prime defense contractor customers as part of foreign military sales (“FMS”) programs combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control, including Russia’s actions in Ukraine.
•We derive a portion of our revenue from programs with governments and government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. Therefore, certain of our employees with appropriate security clearances may require access to classified information in connection with the performance of a U.S. government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual (“NISPOM”) administered by the Defense Counterintelligence and Security Agency (“DCSA”), and other U.S. government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, the DCSA has transitioned its review of a contractor’s security program to focus on the protection of controlled unclassified information and assets. Failure to meet DCSA’s new, broader requirements could adversely impact the ability to win new business as a government contractor.
•We may need to invest additional capital to build out higher level security infrastructure/obtain certain security accreditations to win contracts, and maintain them, related to defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new contracts with defense programs or maintain existing contracts that contain such contractual or regulatory security requirements. If we win contracts that require a higher level of security infrastructure/accreditation status and do not maintain such standards/accreditations, then it could result in contract termination that has a material adverse effect on our business, financial condition and results of operations, and reputational harm.

Changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.

Current U.S. government policy encourages the U.S. government’s use of commercial data and space infrastructure providers to support U.S. national security objectives. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data and space infrastructure providers to meet U.S. government imagery and space infrastructure needs, or any material delay or cancellation of planned U.S. government programs, could materially adversely affect our revenue and our ability to achieve our growth objectives.

If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.

As a prime contractor to the U.S. government, from time to time we rely upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we may require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates U.S. government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

We also are required to procure certain materials and parts from supply sources approved by the U.S. government. The inability of a supplier to meet our needs or the appearance of counterfeit parts in our products could have a material adverse effect on our financial position, results of operations or cash flows.

Risks Related to Our Satellites and Ground Stations

Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites and related ground systems, which is subject to many uncertainties, some of which are beyond our control.

Our current primary research and development objectives focus on the development of our satellites and our products and services. We have limited operational experience with our Gen-2 satellites, and our Gen-3 satellites are still in development and may not be completed on time or at all and the costs associated with it may be greater than expected. While we estimate the gross costs associated with designing, building and launching our Gen-3 satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operations of our satellites and our products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

•timing in finalizing satellite design and specifications;
•performance of satellites and our space system meeting design specifications;
•failure of satellites and our space system as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;
•engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•increases in costs of materials;
•changes in project scope;
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;

•performance of manufacturing facilities that we use despite risks that disrupt productions, such as natural disasters, catastrophic events or labor disputes;
•performance of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability of such raw materials and supplied components for our products, and their willingness to do business with us;
•performance of our internal and third-party resources that support our research and development activities;
•our ability to protect our intellectual property critical to the design and function of our satellites and our products and services;
•our ability to continue funding and maintaining our research and development activities;
•successful completion of demonstration missions; and
•the impact of the COVID-19 pandemic on us, our customers and suppliers, and the global economy.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop, integrate and operate our satellites and related infrastructure, products and services, which would materially adversely affect our business, financial condition and results of operations.

Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for products and services may have an adverse impact on our business, financial condition, and results of operations. If our satellites and related equipment have shorter useful lives than we anticipate, we may be required to recognize impairment charges.

We rely on data collected from a number of sources including data obtained from our satellites and from third parties. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects (including, but not limited to, space debris and other spacecrafts) or actions by malicious actors, including cyber related, could also damage the satellites and subject us to liabilities for any damages caused to other spacecrafts. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

Satellites can experience malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. For example, we have experienced the loss of a satellite that never went into commercial operations as a result of an anomaly, as well as a launch failure in 2021 in which we lost two satellites before getting to orbit. Since the launch anomaly in 2021, we have since had three successful launches. In addition, if a satellite experiences a malfunction, our backup satellite capacity may be insufficient to meet all of our customers’ needs or cause service interruptions, and we may need to potentially blackout or reduce service to certain customers, which would adversely affect our relationships with our customers and result in loss of revenue. Although we work closely with our satellite manufacturer to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent the impacts of anomalies in the future.

Satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. For example, in 2019, we reduced the useful life of one of our operational satellites from three years to 1.5 years to reflect its impaired ability to collect imagery subsequent to launch. Certain of our satellites are nearing the end of their expected operational lives. As satellites near the end of their expected operational lives, we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational and we may not have replacement satellites that are immediately available.

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies previously disclosed may be considered to represent a significant adverse change in the physical condition of a particular satellite. There can be no assurance as to the actual operational life of a satellite or that the operational life of individual components will be consistent with their design life. A number of factors will impact the useful lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit. In addition, any improvements in technology may make obsolete our existing satellites or any component of our satellites prior to the end of their lives. If our satellites and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our commercial payloads and declines in actual or planned revenue, which would have a material adverse effect on our business, financial condition, and results of operations.

Long-lived assets, including goodwill and intangible assets, are tested annually for impairment in the fourth quarter or whenever there is an indication that an asset may be impaired. Disruptions to our business, unexpected significant declines in our operating results, adverse technological events or changes in the regulatory markets in which we operate may result in impairment charges to our tangible and intangible assets. Any future impairment charges could substantially affect our reported results.

Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.

Delays in the construction of future satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite and/or significant impairment charges. For example, in 2019, one of our two satellites was damaged during launch commissioning, which resulted in an impairment loss of $6.6 million, the full carrying value of the satellite. Also, on May 15, 2021, a rocket carrying two of our satellites suffered a failure during flight, resulting in the loss of both satellites, which resulted in an impairment loss of $18.3 million, the full carrying value of the satellites. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from another source until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business prospects, financial condition, and results of operations.

If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of our satellite. Hardware component problems could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to collect imagery and market our products and services successfully.

We cannot provide assurances that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While certain software deficiencies may be corrected remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. Further, although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur.

If we suffer a partial or total loss of a deployed satellite, we could need a significant amount of time and could incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it could significantly impact our business, prospects and profitability.

Currently we are dependent on LeoStella as the sole manufacturer of our satellites. Any significant disruption to LeoStella’s operations or facilities could have a material adverse effect on our business, financial condition, and results of operations.

In 2018, we formed LeoStella, a joint venture owned 50-50 between us and Thales Alenia Space US Investment LLC (“Thales”). LeoStella currently manufactures our Gen-2 satellites, is assisting with the design of our Gen-3 satellites and has certain exclusivity and/or right of first refusal and right of last offer rights with respect to the supply of our satellites and certain related services to us, subject to certain exceptions. Our ability to execute our business strategy and grow our satellite constellation depends on efficient, proper, and uninterrupted operations at our satellite manufacturers. A significant disruption to our satellite manufacturers could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on our satellite manufacturers poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our satellites. An infrastructure failure at a manufacturer’s facilities could result in the destruction of satellites under construction or inventory, manufacturing delays or additional costs incurred. LeoStella has limited operations and does not currently maintain back-up manufacturing facilities or operations. In addition, our arrangement with LeoStella limits our ability to use an alternative manufacturer for our satellites. A change in our relationship with LeoStella could result in a material adverse effect on our business, financial condition, and results of operations. A decision to change manufacturers would result in longer times for design and production as we develop relationships with new suppliers.

We are dependent on a limited number of vendors to provide certain key raw materials, supplied components, products or services, including launch transport and launch services. The inability of these key vendors to meet our needs could have a material adverse effect on our business on third parties to transport and launch our satellites into space and any delay could have a material adverse impact to our business, financial condition, and results of operations.

Many raw materials and components, particularly for the construction of satellites and management of certain remote ground terminals and direct access facilities, are procured or subcontracted on a single or sole-source basis. Similarly, at this time, there are only a handful of companies who offer launch services and transportation services for our satellites and ground station equipment. Our ability to manage inventory, meet delivery requirements, and maintain launch schedules may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In the same vein, if the number of companies offering these products and services on which our business relies does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of materials and services, which may cause prices to increase or delays in our schedule, increase costs, cause gaps in our service, or otherwise adversely affect our ability to meet customer demand. Any of these situations could have a material adverse effect on our business, financial condition, and results of operations. While delays are common in the space industry, especially launch delays, any delay in a launch could result in a delay in recognizing revenue which could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our business, financial condition, and results of operations.

In addition, if these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial condition, and results of operations may be adversely affected. While alternative sources for key raw materials, supplied components, products, services, and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments. Moreover, the imposition of tariffs or import/export restrictions on raw materials or supplied components could have a material adverse effect on our operations.

We have in the past experienced and may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the ITAR, EAR, or other restrictions on transfer of sensitive technologies.

Our satellites may not be able to capture Earth images due to weather, natural disasters or other external factors, or as a result of our constellation of satellites having restrained capacity.

Our satellites may not be able to capture Earth images, either with sufficient clarity or detail, or at all, due to the occurrence of a variety of factors including cloud cover or haze; adverse weather conditions including hurricanes or tornadoes, fires or volcano eruptions; or other factors that are outside our control. Adverse weather conditions, such as clouds or haze, may also cause our satellites to experience technical difficulties communicating with the ground terminals or collecting imagery in the same quality or volume that was intended. In addition, space weather, such as solar flares, could take our satellites out of orbit, disrupt our ground communication networks, and affect the decay rate of our satellites. Further, if there is high demand on our constellation to capture images in a certain area, we may have difficulty tasking sufficient satellite coverage to capture high-resolution images in another region. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our business, revenue, financial condition, and results of operations.

As a result of the foregoing, customers may not be able to procure images they want, which could adversely affect our relationship with such customers and our general reputation. Prolonged adverse periods of weather, natural disasters, or other external factors, such as restrained capacity, can worsen these impacts.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could impact our ground operations infrastructure, which could harm our business, prospects, financial condition and results of operations.

We operate an extensive ground infrastructure, including sites worldwide. These ground stations are used for controlling our satellites and downloading imagery to eventually be provided to our customers.

We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake flood, hurricane or other natural events), fire, acts of war (including Russia’s actions in Ukraine) or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at the back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a break-down in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation state actors or their agents, could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenue to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our technologies contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Many of our products are designed to include software licensed from third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. If we combine our proprietary technologies with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have implemented processes to help alleviate these risks, including a review process for evaluating open source software and using software tools to review our source code for identifying open source software, but we cannot be sure that such processes will be accurate or effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our technology, to release proprietary source code, to remove features or functionalities, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant developer or open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from others seeking to enforce the terms of an open source license, including by demanding release under certain open source licenses of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our technologies, any of which could adversely affect our business.

Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay delivery of our services should we not be able to continue or obtain a commercially reasonable license to such technology.

We rely on software and other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these platforms or to seek new licenses for existing or new platforms or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on reasonable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent or comparable technology can be identified, acquired, licensed, or developed, if at all, and integrated into our technologies, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our technologies of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products and services from offerings of our competitors and could inhibit our ability to provide the current level of service to existing customers.

In addition, any data that we license from third parties for potential use with our technologies may contain errors or defects, which could negatively impact our products and services. This may have a negative impact on how our products and services are perceived by our current and potential customers and could materially damage our reputation and brand.

Changes in or the loss of third-party licenses could lead to our technologies becoming inoperable or the performance of our technologies being materially reduced resulting in our potentially needing to incur additional research and development costs to ensure continued performance of our products and services or a material increase in the costs of licensing, and we may experience decreased demand for our products and services.

We may be unable to protect our intellectual property rights. Disclosure of trade secrets could cause harm to our business.

To protect our proprietary rights, we rely on a combination of trademarks and trade secret laws, and confidentiality agreements and license agreements with consultants, subcontractors, vendors and customers. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. Although we apply rigorous standards, documents and processes to protect our intellectual property, there is no absolute assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We attempt to protect our trade secrets and other proprietary information by entering into confidentiality, licensing and invention assignment agreements or other contracts with similar provisions with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover or reverse engineer our trade secrets and proprietary information, and in such cases we could not assert any trade secret or proprietary rights against such party. Litigation may be necessary to enforce or protect our intellectual property rights, our trade secrets or determine the validity and scope of the proprietary rights of others. Litigating a claim that a party illegally or unlawfully obtained and uses our trade secret without authorization is difficult, expensive and time consuming, and the outcome is unpredictable. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

Our technology may violate the proprietary rights of third parties and our intellectual property may be misappropriated or infringed upon by third parties, each of which could have a negative impact on our operations.

If any of our technology violates proprietary rights of any third party, including copyrights and patents, such third party may assert infringement claims against us. Certain software and other intellectual property used by us or in our satellites, systems and products make use of or incorporate licensed software components or other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems or products or to obtain licenses from third parties to continue offering our satellites, systems or products without substantially re-engineering such products or systems.

Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

Risks Related to Our Indebtedness and Alternative Financings

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We are highly leveraged, but we currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand and cash generated from our existing and future operations supplemented, where necessary or advantageous, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. Our ability to increase our debt financing and/or renew our existing credit facility may be limited by our existing financial and non-financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangement contains certain restrictive financial and non-financial covenants that may impact our access to those facilities and significantly limit future operating and financial flexibility.

We have in the past, and may continue in the future to, receive government grants and funding for research and development activities and other business initiatives. Any agreement or grant of this nature with the government may be accompanied by contractual obligations applicable to us, which may result in the grant money becoming repayable if certain requirements are not met. A failure to meet contractual obligations under such agreements and grants and a consequent requirement to repay money received could negatively impact our business, financial condition, and results of operations.

Our ability to generate the amount of cash needed to pay interest and principal on our outstanding indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our existing debt agreements depends on our financial and operating performance and prevailing economic and competitive conditions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital, or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such results of operations and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, which could harm our business, financial condition, and results of operations.

We cannot guarantee that we will be able to refinance our indebtedness or obtain additional financing on satisfactory terms or at all, including due to existing liens on our assets or our level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness. Further, the cost and availability of credit are subject to changes in the economic and business environment. If conditions in major credit markets deteriorate, our ability to refinance our indebtedness or obtain additional financing on satisfactory terms, or at all, may be negatively affected.

The agreements governing our debt permit us, under some circumstances, to incur certain additional indebtedness or obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our leverage described above, including our possible inability to service our debt, would increase.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our existing loan agreement and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us. These restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our loan agreement or instruments governing any future indebtedness of ours. Additionally, our existing indebtedness is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our existing loan agreements or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, a material portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2021, we were in compliance with all covenants and restrictions associated with our existing loan agreement.

Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.

Macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt or obtain additional financing at terms satisfactory to us, thereby affecting our resources to support operations or to fund new initiatives. In addition, if our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility.

Risks Related to Our Regulatory, Environmental and Legal Issues

Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, tax, privacy and data security, health and safety, communications, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. For example, our products and services may be subject to state sales and use taxes to which we may not be compliant, and taxability is generally determined by statutory state laws, as well as an assessment of nexus. Whether the sale of our products and services is subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature and delivery of our products and services, as well as applicability of whether our customers are exempt from tax. There is a risk that one or more states may seek to impose sales or use tax or other tax collection obligations on us for past sales and it could have a material adverse impact on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, our business requires licenses and permits from the Federal Communications Commission (the “FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense, the National Oceanic and Atmospheric Administration (“NOAA”) and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. License approval can include an interagency review of safety, operational, radio frequency interference, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Since our satellites have space-qualified photographic equipment installed, we are also subject to licensing and compliance requirements and regulations administered by NOAA’s Commercial Remote Sensing Regulatory Affairs office.

The rules and regulations of U.S. and foreign authorities, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. These changes in rules or regulatory policy may significantly affect our business. For example, both the FCC and a bipartisan group of legislators are championing rules related to to the mitigation of orbital debris, which could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. In addition, the U.S. government could in the future exercise “shutter control” authority – the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. government national security or foreign policy interests or international obligations – which, for example, could limit the resolution, collection or distribution of imagery over certain geographies. We cannot anticipate whether or under what circumstances the U.S. government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. government in such event.

Further, because regulations in each country are different, we may not be aware if some of our partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the U.S. or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, and services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations.

We hold FCC licenses for our satellite constellation and earth stations (collectively, our “satellite system”) and, because our satellites have space-qualified photographic equipment installed, licenses from NOAA’s Commercial Remote Sensing Regulatory Affairs office. As we build out our satellite constellation, we will require new licenses from the FCC and NOAA or modifications to existing licenses. Changes to our satellite system may also require prior FCC and/or NOAA approval. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design. From time to time, we have filed or will need to file applications to replace or add satellites to our satellite constellation. The FCC has waived certain application processing rules for certain of the frequencies on which we operate but there is no guarantee that the FCC will continue to waive those rules. The FCC licenses are also subject to modification by the FCC. In addition, the FCC licenses require coordination with various entities, including other federal government agencies. There can be no assurance that the FCC or NOAA will renew the licenses we hold, modify the licenses we currently hold, or grant new licenses, or that coordination conditions can continue to be met. If the FCC or NOAA revokes, modifies or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our products and services. In addition, the operation of ground station assets in non-U.S. jurisdictions may require either direct or indirect licensing from non-U.S. regulatory bodies.

We believe our current operations adhere to FCC, NOAA and non-U.S. licensing jurisdiction requirements. In some cases, we rely upon partners or persons with whom we or they do business to obtain and maintain required non-U.S. regulatory approvals. However, if we or they do not maintain the authorizations necessary to operate our existing satellites, we will not be able to operate the satellites covered by those authorizations, unless we obtain authorization from another licensing jurisdiction. Some of our authorizations provide waivers of regulations. If we do not maintain these waivers, we will be subject to operational restrictions or interference that will affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location or using a particular frequency band, to the extent these services cannot be provided by satellites at other orbital locations or with a different frequency band or be subject to additional bond requirements.

Our launch and operation of planned satellites and ground stations may require additional regulatory authorizations from the FCC, NOAA, and/or a non-U.S. licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require coordination with U.S. and foreign regulators. If any of our current operations are deemed not to be in compliance with applicable regulatory requirements, we may be subject to various sanctions, including fines, loss of authorizations, or denial of applications for new authorizations or renewal of existing authorizations. It is not uncommon for licenses for new satellites to be granted just prior to launch. If we do not obtain required authorizations in the future, we will not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

Coordination results may adversely affect our ability to use our satellites in certain frequency bands for our proposed service or coverage area, or may delay our ability to launch satellites and thereby operate our proposed services.

We are required to record frequencies and operational parameters of our satellites with the International Telecommunication Union and to coordinate with other satellite operators and national administrations the use of these frequencies and operational parameters in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use our satellites or certain frequencies for our proposed service or coverage area or we may lose interference protection for our satellites. The use of our satellites may also be temporarily or permanently adversely affected if the operation of other satellite networks does not conform to coordination agreements resulting in the acceptable interference levels being exceeded (such as due to operational errors associated with the transmissions to other satellite networks).

Loss of existing export control approvals or the inability to obtain required new approvals for the use of particular components, the transfer of company technologies, or the provision of analytical products or related services may have an adverse impact on our business, financial condition, and results of operations.

Many of our products, services, and technologies are regulated by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) under the International Traffic in Arms Regulations (“ITAR”) and/or the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the Export Administration Regulations (“EAR”).

We are required to obtain licenses or authorizations from U.S. government regulators in order to disclose technical data/technology associated with the development of our satellites, export of our satellites and related equipment for the launch, shipment of equipment to foreign ground stations, and to provide defense services to foreign persons. As we build out our satellite constellation or provide services to additional customers, we may require new licenses from DDTC or BIS, or modifications to existing licenses. These licenses may also impose certain conditions on us or our customers. There can be no assurance that DDTC or BIS will renew the licenses we hold, modify the licenses we currently hold, or grant new licenses. The delayed receipt of or failure to obtain licenses in a timely manner may interrupt the completion of contracts or result in our inability to continue to provide our products and services. .

We are subject to international trade and governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

The export of our software, satellites and ground station equipment, and the provision of services and related technical data, in some cases, are subject to U.S. and international export control laws and regulations and trade and economic sanctions including the ITAR, the EAR, trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. In addition, as we grow, we may hire employees in jurisdictions outside of the United States or engage a professional employer organization to hire and employ such persons, which may subject us to foreign export and import rules and regulations, as well as international sanctions, foreign direct investment requirements, and other international trade rules. If we do not maintain our existing authorizations or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export our software or ground station equipment or provide services and related technical information to non-U.S. persons and companies. If we were to fail to comply with such export controls laws and regulations, economic sanctions, international trade regulations, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities to the extent non-U.S. competitors are not subject to OFAC or similar export control laws and regulations. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are available throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export and import control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

In addition, various countries regulate the import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Because we incorporate encryption functionality into our products, we are subject to certain of these provisions. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and operating results.

U.S. export control laws and regulations are continuing to evolve, as are our products and services. For example, the U.S. State Department, the U.S. Department of Commerce, and other cognizant U.S. government agencies are evaluating the imposition of additional export restrictions on so-called “emerging and foundational technologies.” Any changes to or further extension of U.S. export control laws and regulations could negatively impact our ability to provide our products and services internationally, or to retain talent required for further development of our products or services. While we educate our employees on export controls, utilize contractual provisions to require our employees and vendors to comply with export laws, and utilize experts to assist with export compliance, our compliance efforts may not be sufficient.

As a growing part of our business strategy, we leverage third parties, including resellers, representatives, and agents, to conduct our business abroad and are expanding our efforts to directly contract with foreign parties, which increases our risk for compliance with ITAR, EAR, and other export laws. Despite the significant challenges in asserting and maintaining control and compliance by these third parties, we may be held liable for third parties’ actions. Any failure on the part of these third parties to comply could harm our reputation, inhibit our plans for expansion, or either lead to extensive liability to private parties or subject us to penalties from government regulators, which could adversely impact our business, results of operations, and financial condition.

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we do business, both domestic and abroad. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. These laws and regulations generally prohibit companies, their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have interactions with foreign officials, including in furtherance of sales to governmental or quasi-governmental entities in the United States and in non-U.S. countries. As a growing part of our business strategy, we leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may also have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees, business partners, third-party intermediaries, representatives, and agents will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Violations of the FCPA and other applicable anti-bribery and anti-corruption laws may result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, as well as severe criminal or civil sanctions, settlements, prosecution, enforcement actions, fines, damages, or suspension or debarment from government contracts, all of which could have an adverse effect on our reputation, business, stock price, financial condition, results of operations, and growth prospects. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We may be subject to assertions that taxes must be collected based on gross receipts, sales and use of our services and location of our remote employees in various states, which could expose us to liability and cause material harm to our business, financial condition, and results of operations.

Our products and services may be subject to gross receipts, sales and use taxes in certain states and taxability is generally determined by statutory state laws and regulations, as well as an assessment of physical and economic nexus. Whether sales of our products and services are subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature of our products and services, the delivery method of our products and services, whether our customer is subject to tax as a government entity, as well as changing state laws and interpretations of those laws. One or more additional states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or customers, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our products and services could result in substantial audit defense fees and tax liabilities for past sales, discourage customers from offering or billing for our products and services, or otherwise cause material harm to our business, financial condition, and results of operations.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

We collect and process customer data and other data relating to individuals, which may include personal data. Due to the sensitivity of the personal information and data we manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations both in the United States (such as the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and the Colorado Privacy Act) and abroad (such as the European Union’s General Data Protection Regulation or the United Kingdom’s version of the GDPR).These statutes and any other state, federal, or foreign legislation that is passed could increase our potential liability, add layers of complexity to compliance in the markets in which we operate, increase our compliance costs and adversely affect our business.

Any actual or perceived failure to comply with applicable data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

Additionally, we store customer information and content and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us. These requirements could impact demand for our offerings and services and result in more onerous contract obligations.

We are subject to environmental laws and regulations which could result in material liabilities or obligations. In addition, our operations have involved the handling, storage and disposal of hazardous materials, which could result in potential exposure to environmental liabilities.

We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, or the discovery of previously unknown contamination could result in material obligations and costs. Permits issued pursuant to certain environmental laws are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.

In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of petroleum products or other hazardous substances on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. We could be subject to future liabilities environmental laws at our current or former facilities, adjacent or nearby properties or offsite disposal locations if any such properties are discovered to be contaminated with hazardous substances.

Intelsat has a right of first offer with respect to the sale of BlackSky Holdings, Inc., (which is our subsidiary), which might discourage, delay or prevent a sale of BlackSky Holdings, Inc., and therefore, depress the trading price of our Class A common stock.

In October 2019, BlackSky Holdings, Inc. (which is our subsidiary) entered into a Right of First Offer Agreement with Intelsat (the “Right of First Offer Agreement”). Pursuant to the terms of the Right of First Offer Agreement, prior to commencing or engaging in a sale of our subsidiary BlackSky Holdings, Inc., BlackSky Holdings, Inc. is obligated to provide written notice of any such proposed sale to Intelsat and Intelsat will have the opportunity to provide BlackSky Holdings, Inc. with an offer to purchase BlackSky Holdings, Inc. (an “Intelsat Offer”). Pursuant to the terms of the Right of First Offer Agreement, if BlackSky Holdings, Inc. does not accept an acquisition offer made by Intelsat, BlackSky Holdings, Inc. would be permitted to negotiate and enter into an alternative sale transaction, so long as the total enterprise value for BlackSky Holdings, Inc. and its subsidiaries is greater than 110% of the value implied by any Intelsat Offer. The Right of First Offer Agreement is scheduled to expire on October 31, 2026. This description of the Right of First Offer Agreement is only a summary. You should also refer to a copy of the complete Right of First Offer Agreement, which has been filed with the SEC as an exhibit to this Annual Report on Form 10-K.

The Right of First Offer Agreement may delay our ability to undertake a sale of BlackSky Holdings, Inc. and, since BlackSky Holdings, Inc. is our main operating subsidiary, the existence of the Right of First Offer Agreement could limit the price that investors might be willing to pay in the future for our shares of Class A common stock. The Right of First Offer Agreement could also deter potential acquirers of BlackSky Holdings, Inc.

Joint ventures, partnerships, and strategic alliances may have a material adverse effect on our business, results of operations and prospects.

We expect to continue to enter into joint ventures, partnerships, and strategic alliances as part of our long-term business strategy. Joint ventures, partnerships, strategic alliances, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, they may expose us to unexpected liabilities, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours. For example, in 2018 we formed LeoStella, a 50-50 joint venture focusing on building small imaging satellites for sale on a commercial basis, with Thales, from which we procure our satellites. LeoStella operates in a highly competitive environment and the interests of Thales may not be aligned with ours, or may change over time, which could affect the effectiveness and success of the joint venture.

Entry into certain joint ventures, partnerships, or strategic alliances now or in the future may be subject to government regulation, including review by U.S. or foreign government entities related to foreign direct investment. If a joint venture or similar arrangement were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus limit our ability to carry out our long-term business strategy.

As our joint ventures, partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into joint ventures, partnerships, and strategic alliances, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our joint venture partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a joint venture, partnership, or strategic alliance may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have joint ventures, partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of ours, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our systems, products or technologies or increased revenue.

Further, winding down joint ventures, partnerships, or other strategic alliances can result in additional costs, litigation, and negative publicity. Any of these events could adversely affect our business, financial condition, results of operations, and growth prospects.

Risks Related to Other General Risks

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur costs.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. government procurement regulations, engaging in unauthorized activities, insider threats to our cybersecurity, or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenue, or cause us to incur costs to respond to any related governmental inquiries. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

We may in the future experience such misconduct, despite our various compliance programs. Misconduct or improper actions by our employees, agents, subcontractors, suppliers, business partners and/or joint ventures could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and cash flows.

Future acquisitions may adversely affect our financial condition.

As part of our strategy for growth, in the future we may explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. The risks associated with pursuing acquisitions include the difficulty of assimilating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; the failure to realize anticipated revenue and cost projections and expected synergies; and the diversion of management’s time and attention. We may not be successful in overcoming such risks, and any acquisitions and strategic alliance may negatively impact our business. In addition, such acquisitions and investments may in the future contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges could negatively impact our financial results for a given period, cause quarter-to-quarter variability in our financial results, or negatively impact our financial results for future periods.

We use our judgment and estimates relating to our critical accounting policies including accounting for contracts, and any changes in such estimates or errors in our underlying assumptions could have an adverse effect on our overall financial performance.

The preparation of our financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, common stock valuations, and income taxes.

We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.

Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic conditions. Adverse conditions in the macroeconomic environment, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, may result in a decreased demand for our products and services, constrained credit and liquidity, reduced government spending and volatility in equity and foreign exchange markets. In addition, to the extent the global economy experiences a significant downturn or volatility, we may be exposed to impairments of certain assets if their values deteriorate. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers’ ability to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

If any of the foreign economies in which we do business deteriorates or suffers a period of uncertainty, our business and performance may be negatively impacted through reduced customer and government spending, changes in purchasing cycles or timing, reduced access to credit for our customers, or other factors impacting our international sales and collections. Furthermore, customer spending levels in any foreign jurisdiction may be adversely impacted by changes in domestic policies, including tax and trade policies. The services we provide internationally are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts and/or developing legal systems. This may increase the risk to our employees, subcontractors or other third parties, and/or increase the risk of a wide range of liabilities, as well as loss of property.

We cannot predict the timing, strength, or duration of any crisis, economic slowdown or any subsequent recovery generally, or for any industry in particular. Although certain aspects of the effects of a crisis or an economic slowdown may provide potential new opportunities for our business, we cannot guarantee that the net impact of any such events will not be materially negative. Accordingly, if the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

Additional Risks Relating to Ownership of Our Class A Common Stock

Our stock price may fluctuate significantly and you could lose all or part of your investment as a result.

The trading price of our Class A common stock has been, and may continue to be, volatile. The stock market has experienced extreme volatility in the past and may experience similar volatility moving forward. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this Risk Factors section and the following:

•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our Class A common stock or other securities;

•investor perceptions or the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions) or terrorism; and
•the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, such as COVID-19, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of our executive management from our business regardless of the outcome of such litigation.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make it more difficult to compare our performance with other public companies, and make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we are eligible for and intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, the stockholders may not have access to certain information that they may deem important. We will remain an emerging growth company until the earliest of:

•the last day of the fiscal year in which we have at least $1.07 billion in annual revenue;

•the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the Osprey IPO.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect to take advantage of this extended transition period and as a result, our financial statements may not be comparable with similarly situated public companies.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock.

Further, as a smaller reporting company we may take advantage of certain reduced disclosure requirements, such as, among others, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which the market value of our common stock held by non-affiliates is equal to or exceeds $250,000,000 as of the end of that fiscal year’s second quarter, or, if the market value of our common stock held by non-affiliates is less than $700,000,000 as of the end of that fiscal year’s second quarter, we will remain a smaller reporting company until our annual revenue is equal to or exceeds $100,000,000. To the extent we take advantage of reduced disclosure requirements available to smaller reporting companies, a comparison of our financial statements to those of other public companies may be difficult.

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We have no influence over these analysts, some of whom may have limited expertise with our business model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We have broad discretion in the use of our assets and may not use them effectively.

We cannot specify with certainty the particular uses of our assets, including cash that s we received from our merger. Our management will have broad discretion in the use of our assets. Our management may spend a portion or all of BlackSky's cash or utilize BlackSky's assets in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business financial condition, results of operations and prospects. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.

There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange.

If the NYSE delists our shares of Class A common stock from trading on its exchange for failure to meet NYSE’s listing standards, such as effective controls over financial reporting, we and our stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•a classified board of directors whose members serve staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the ability of stockholders to act by written consent;
•providing that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the voting power of our issued and outstanding capital stock entitled to vote in the election of directors, voting together as a single class.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities” filed as an Exhibit to this Annual Report on Form 10-K for more information.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (3) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws (each, as in effect from time to time) or (4) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by applicable law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court lacks subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, provided that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to consent to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 23,728 square feet of office space in Herndon, Virginia for our U.S. administrative headquarters. The building also houses the majority of our sales and marketing support staff and other administrative personnel. The lease for the building expires on August 31, 2024.

We also lease approximately 37,472 square feet of office space in Seattle, Washington. The space serves as the primary satellite operations center and a secondary office space for employees. The lease for the building expires on February 23, 2023.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
For a discussion of legal proceedings in which we are involved, see Note 24 to the financial statements and supplementary data included in Part 2, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NYSE under the symbol “BKSY” and our Public Warrants are traded on the NYSE under the symbol “BKSY.W.” Prior to the consummation of the Business Combination, our Class A common stock and our Public Warrants were listed on the NYSE under the symbols “SFTW” and “SFTW.WS,” respectively.

Holders of Common Stock

As of March 29, 2022, there were approximately 597 holders of record of our Class A common stock. Because many of the shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and we have no current plans to pay cash dividends for the foreseeable future. The payment of cash dividends in the future will depend upon our results of operations, capital requirements and general financial condition, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur.

Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2018, Legacy BlackSky entered into subordinated promissory notes with each of Jason Andrews and Marian Joh, the founders of BlackSky (the “Founders”), for an aggregate amount of $12.5 million, in connection with their separation from Legacy BlackSky (the “Andrews Notes”).

On December 7, 2021, with the consent of our senior lenders, we entered into an agreement with the Founders under which we issued the Founders 958,082 shares of our Class A common stock in full satisfaction of amounts owed under the Andrews Notes, and the Andrews Notes were cancelled.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA
[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

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

Company Overview
We won and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high frequencies where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations on Earth where we believe approximately 90% of the global GDP occurs. With twelve satellites on orbit currently, our constellation is able to image certain locations every hour, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficient collect the most important areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth every day and who, therefore, require hundreds of satellites to support their mission. Our focused approach enables us to deliver highly targeted and valuable intelligence with a smaller constellation that has the added benefit of greater operating and capital efficiencies.
Our Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI's data and analytics through easy-to-use web services or through platform application programming interfaces.
Our next generation satellites (“Gen-3”) are designed to improve our imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime, low-light, and all-weather. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our relevance to our customers. We believe the combination of our high-revisit, small satellite constellation, our Spectra AI platform, and low constellation cost is disrupting the market for geospatial imagery and space-based data and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by Spectra AI, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and our Spectra

AI software platform—are mutually reinforcing: as we capture ever more information about the world’s most important economic and strategic locations, our proprietary database expands and increases its utility; enabling us to better detect, understand, and predict changes that matter most to our customers. Our business has a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.
Our current customer base and end market mix are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our engineering and systems integration offerings, to customers both domestically and internationally. In addition, our products and services can benefit customers in a variety of commercial markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, agriculture, environmental monitoring, disaster and risk management, engineering and construction, and consumer behavior.
We offer a variety of pricing and utilization options for our imagery and software analytical service offerings, including usage-based pricing, subscriptions and transactional licenses. These options provide customers flexible options to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer a range of pricing tiers that enables the customer to manage collection priorities, where during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. We currently derive revenue from variable and fixed pricing plans that allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
Merger with Osprey Technology Acquisition Corp
Upon the consummation of the Merger, a number of parties purchased an aggregate of 18.0 million shares of our Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, or an aggregate purchase price of $180.0 million, pursuant to a separate subscription agreement.

78,993,201 shares of Osprey common stock were issued for all of the issued and outstanding equity interests of Legacy BlackSky, inclusive of shares of Osprey’s common stock issued in exchange for both Legacy BlackSky’s issued and outstanding preferred stock and issued and outstanding convertible notes, (inclusive of interest accrued thereon), as if each had converted into Legacy BlackSky common stock immediately prior to the Merger.
The Merger was accounted for as a Reverse Recapitalization in accordance with GAAP. Under this method of accounting, Osprey is treated as the acquired company for financial reporting purposes, and Legacy BlackSky is treated as the accounting acquiror. In accordance with this accounting, the Merger is treated as the equivalent of Legacy BlackSky issuing stock for Osprey’s net assets, accompanied by a recapitalization. Osprey’s net assets are stated at historical cost, with no goodwill or other intangible assets recorded, and the Legacy BlackSky operations will be those of BlackSky. Legacy BlackSky was considered the acquirer based on the facts and circumstances, including the following factors evaluated at the time of the Merger:
•Legacy BlackSky’s former stockholders held a majority ownership interest in BlackSky;
•Legacy BlackSky’s senior management team comprise senior management of BlackSky;
•Legacy BlackSky was able to designate all but one director to BlackSky’s initial board;
•Legacy BlackSky was the larger of the companies based on historical operating activity and employee base; and
•Legacy BlackSky’s operations comprise the ongoing operations of BlackSky.
We received approximately $283.0 million in gross proceeds upon consummation of the Merger, comprised of approximately $103.0 million in cash held in trust by Osprey and the proceeds of a $180.0 million sale of PIPE Shares. Transaction expenses paid on closing totaled approximately $39.9 million and we paid post-closing transaction expenses of $6.3 million. Additionally, we repaid approximately $21.4 million in debt and accrued interest and $6.1 million in other close-related expenses. On September 13, 2021, we raised an additional $8.0 million through a direct sale of Class A common stock to Palantir Technologies at $10.00 per share. Net cash proceeds from the Merger, the PIPE Shares, and the Palantir financing, less transaction costs, debt repayments, accrued interest and other closing payments, totaled approximately $223.6 million.

As a public company, we are required to comply with Securities and Exchange Commission regulations and New York Stock Exchange listing requirements. These compliance obligations require us to hire additional personnel and implement processes and procedures. We expect to incur incremental annual expenses as a public company for, among other things, increased directors’ and officers’ liability insurance; director fees; and additional internal and external accounting, legal, and administrative resources.

Components of Operating Results
Revenue
Our revenue is generated by selling imagery and software analytics services through our Spectra AI platform and by providing engineering and systems integration services to strategic customers on project by project basis.
•Imagery and Software Analytical Services Revenue
◦Imagery: We offer our customers high-revisit, on-demand high resolution electro optic satellite imaging services. Through our Spectra AI platform, customers can directly task our proprietary small satellite constellation to collect collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity over a region of interest on a take or pay basis.
◦Data, Software, and Analytics: Our analytics services are also offered on a subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. We leverage our proprietary AI and ML algorithms to analyze data coming from both our proprietary sensor network and space based and terrestrial third-party sources in real-time to provide data, insights, and analytics for our customers. We provide services related to object, change and anomaly detection, site monitoring, and enhanced analytics through which we can detect key pattern of life changes in critical locations. These critical locations can include strategic locations and infrastructure such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory.
We continue to enhance and integrate our offerings by performing capability development for customers while retaining the intellectual property rights. We provide technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training in order to embed our imagery and software analytical services into the customers organizational processes. We also provide software systems engineering development to support the efforts of certain customers to manage mass quantities of data.
We expect continued imagery and software analytical services revenue growth in the year ending December 31, 2022, as compared to the prior year as a result of growth in satellite capacity and sales orders.
•Engineering and Systems Integration Revenue—We develop and deliver advanced launch vehicle, satellite and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often bundled with our imagery services offerings.
We expect engineering and systems integration revenue growth as we continue to provide customers with unique engineering solutions and deliver critical design reviews.

Cost and Expenses
Our operating expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, which are capitalized and amortized to selling, general and administrative expenses on a systematic basis consistent with the transfer of goods and services. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization. For those employees who provide engineering and systems support to customers, the share-based compensation expense is classified under engineering and systems integration costs. For the remaining employees who generally support our business, the stock-based compensation expense is recognized under selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
•Engineering and systems integration costs primarily include the cost of internal labor for design, integration, and engineering in support of long-term development contracts for launch vehicle, satellite, and payload systems. We also incur subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration.
Operating Expenses
•Selling, general, and administrative expense consists of salaries and benefit costs, development costs, professional fees, and other expenses which includes other personnel-related costs, stock-based compensation expenses, and occupancy costs. Our development costs include internal labor costs to develop critical real-time software and geospatial analytic solutions and solution enhancements, including mapping, analysis, site target monitoring, and news feeds.
•Research and development expense consists primarily of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Spectra AI platform, and to the design, development, and testing of our Gen-3 satellites. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consists of customer relationships.

Results of Operations for the Years Ended December 31, 2021 and 2020
The following table provides the components of results of operations for the years ended December 31, 2021 and 2020. Period to period comparisons are not necessarily indicative of future results.

	Years Ended December 31,		$	%
	2021	2020	Change	Change
Revenue	(dollars in thousands)
Imagery & software analytical services	$25,046	$18,737	$6,309	33.7%
Engineering & systems integration	9,039	2,398	6,641	276.9%
Total revenue	34,085	21,135	12,950	61.3%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	21,507	13,331	8,176	61.3%
Engineering & systems integration costs, excluding depreciation and amortization	13,241	10,535	2,706	25.7%
Selling, general and administrative	86,655	28,606	58,049	202.9%
Research and development	112	255	(143)	(56.1)%
Depreciation and amortization	14,306	9,803	4,503	45.9%
Satellite impairment loss	18,407	—	18,407	100.0%
Operating loss	(120,143)	(41,395)	(78,748)	(190.2)%
Gain on debt extinguishment	4,059	284	3,775	NM
Gain (loss) on derivatives	23,885	(558)	24,443	NM
Income (loss) on equity method investment	1,027	(953)	1,980	207.8%
Interest expense	(5,165)	(5,201)	36	0.7%
Other (expense) income, net	(147,656)	103	(147,759)	NM
Loss before income taxes	(243,993)	(47,720)	(196,273)	(411.3)%
Income tax (expense) benefit	—	—	—	—%
Loss from continuing operations	(243,993)	(47,720)	(196,273)	(411.3)%
Discontinued operations:
(Loss) gain from discontinued operations (including (loss) gain from disposal of Spaceflight of ($1,650) and $30,672 for the years ended December 31, 2021 and 2020, respectively)	(1,650)	28,185	(29,835)	(105.9)%
Income tax (expense) benefit	—	—	—	—%
(Loss) gain from discontinued operations, net of tax	(1,650)	28,185	(29,835)	(105.9)%
Net loss	$(245,643)	$(19,535)	$(226,108)	NM
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$25,046	$18,737	$6,309	33.7%
% of total revenue	73.5%	88.7%

Engineering & systems integration revenue	$9,039	$2,398	$6,641	276.9%
% of total revenue	26.5%	11.3%

Total revenue	$34,085	$21,135	$12,950	61.3%
Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by increased imagery orders from both new and existing customers. In the year ended December 31, 2021, we were awarded a multi-million dollar short-term firm-fixed price contract to provide on-demand satellite imagery for multiple customers within the government, which significantly contributed to the increased revenue in 2021 over the comparable period. Revenue growth from greater demand for imagery was made possible by the expansion of our constellation from launching seven satellites, which increased imagery capacity in 2021, and the growing capabilities of our constellation. Data, monitoring, and analytics revenue also increased primarily from fulfillment of another new firm fixed price contract for commodity monitoring by a commercial customer.
Engineering and Systems Integration Revenue
Engineering and systems integration revenue significantly increased for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an increase in percentage completion of two contracts, driven by achievement of critical design milestones and delivery of major components of the contract requirements.

Costs and Expenses

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$21,507	$13,331	$8,176	61.3%
Engineering & systems integration costs, excluding depreciation and amortization	13,241	10,535	2,706	25.7%
Total costs	$34,748	$23,866	$10,882	45.6%

Imagery and Software Analytical Service Costs
Imagery and software analytical service costs increased for the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by third-party service costs such as, increased hosting costs, to meet rising demand and maintaining the growth of our satellite and ground stations networks, third-party subcontractor costs and enhanced analytic content. Labor costs also increased due to additional headcount to support an increased customer base. Additionally, we recorded $4.1 million of stock-based compensation expense during the year ended

December 31, 2021 related to vesting of restricted stock units ("RSUs") triggered by the successful execution of the Merger.
Engineering and Systems Integration Costs
Engineering and systems integration costs increased for the year ended December 31, 2021, as compared to the same period in 2020, primarily attributable to non-recurring engineering design costs and material procurement costs incurred for customer contracts associated with the Gen-3 satellites. The increase was partially offset by a lower recognition of the forward loss in 2021 as compared to the prior period for those customer contracts of $(3.5) million.

Selling, General, and Administrative

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$38,449	$1,982	$36,467	NM
Salaries and benefit costs	17,417	12,336	5,080	41.2%
Development costs	11,388	7,190	4,198	58.4%
Professional fees	6,061	2,255	3,806	168.8%
SaaS subscriptions, recruiting and other administrative expenses	5,316	1,544	3,773	244.4%
Selling and marketing	4,121	893	3,228	361.5%
Rent expense	2,099	2,255	(156)	(6.9)%
Insurance	1,804	151	1,653	NM
Selling, general and administrative	$86,655	$28,606	$21,582	75.4%
•NM - Fluctuation in terms of percentage change is not meaningful.

Selling, general, and administrative expense increased during the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by several factors. First, stock-based compensation expense increased approximately $36.5 million from the prior year related to vesting of RSUs, of which $28.6 million was triggered by the successful execution of the Merger. Second, we incurred incremental non-recurring expenses associated with becoming a public company including higher accounting, audit fees and consulting fees, legal services and other public company-related costs of $3.1 million and one-time transaction-related expenses, included in salaries and benefits costs above, of $2.4 million. Third, headcount increased across the organization over the prior year as we invested in sales, product development, engineering, and accounting hiring and establishing the optimal structure to position the business for future success.

Research and Development

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Research and development	$112	$255	$(143)	(56.1)%
Research and development expense decreased approximately $0.1 million, or 56.1% during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was driven by one of our projects reaching technological feasibility in 2021.

Depreciation and Amortization

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Depreciation	$12,948	$8,452	$4,496	53.2%
Amortization	1,358	1,351	7	0.5%
Depreciation and amortization	$14,306	$9,803	$4,503	45.9%
Depreciation expense increased for the year ended December 31, 2021, as compared to the same period in 2020 primarily driven by two satellites placed in service in the second half of 2020 and seven satellites placed in service during the year ended December 31, 2021.

Satellite Impairment Loss
We recorded a satellite impairment loss for the year ended December 31, 2021 resulting from the loss of two of our satellites, which occurred on May 15, 2021 when a rocket carrying those satellites suffered a failure during flight. This resulted in an impairment loss of $18.4 million, the full carrying value of the satellites, recorded to earnings during the year ended December 31, 2021. The $18.4 million loss included satellite procurement, launch, shipping, launch support, and other associated costs. There were no satellite impairment losses in the year ended December 31, 2020.

Non-Operating Expenses

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Gain on debt extinguishment	$4,059	$284	$3,775	NM
Gain (loss) on derivatives	23,885	(558)	24,443	NM
Income (loss) on equity method investment	1,027	(953)	1,980	207.8%
Interest expense	(5,165)	(5,201)	36	0.7%
Other (expense) income, net	(147,656)	103	(147,759)	NM
•NM - Fluctuation in terms of percentage change is not meaningful.

Gain on debt extinguishment
The significant increase in gain on debt extinguishment for the year ended December 31, 2021, as compared to the year ended December 31, 2020 is due to the settlement of a related party loan in exchange for our Class A common stock.
Gain (loss) on derivatives
Fluctuations in our derivatives measured at fair value, which include liability classified warrants and pre-merger sponsor shares, are significantly driven by our common stock price, generated a gain during the year ended December 31, 2021 as compared to the fluctuation of fair value related to warrants to purchase Legacy BlackSky series B and C redeemable convertible preferred stock in 2020.
Income (loss) on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella.

Interest expense
Interest expense was consistent year over year.
Other (expense) income, net
Other expenses significantly increased during the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an initial loss of $99.7 million upon issuances of the Bridge Notes executed in the first half of 2021 as the fair value of these notes and the accompanying common shares and Class A common stock warrants that were granted to certain investors was in excess of the proceeds received.
We also incurred $47.7 million in debt issuance costs related to the Bridge Notes and the modification of existing debt arrangements. We expensed the debt issuance costs because the Bridge Notes were carried in the consolidated balance sheets at fair value. Upon consummation of the Merger, the Bridge Notes and associated warrant liabilities were converted to equity and extinguished. We do not expect similar charges in future periods.

(Loss) gain from discontinued operations, net of tax

	Years Ended December 31,		$	%
	2021	2020	Change	Change
	(dollars in thousands)
Discontinued operations:
Loss from discontinued operations, before income taxes	$—	$(2,487)	$2,487	(100.0)%
(Loss) gain on disposal of discontinued operations	(1,650)	30,672	(32,322)	(105.4)%
Total (loss) gain from discontinued operations, net of income taxes	$(1,650)	$28,185	$(29,835)	(105.9)%
On June 12, 2020, we completed the sale of 100% of our interests in Spaceflight to M&Y Space for a final purchase price of $31.6 million. During the year ended December 31, 2020, Spaceflight’s normal operations resulted in a loss from discontinued operations prior to the completion of the sale. During the year ended December 31, 2021, we recorded a liability for a potential working capital adjustment primarily related to target accounts receivable amount in accordance with the sale.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, management utilizes certain non-GAAP performance measures, Adjusted EBITDA, and free cash flow for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. Our management and board of directors believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, realized loss on conversion of Bridge Notes, stock-based compensation expense, unrealized (gain)/loss on certain warrants/shares classified as derivatives, satellite impairment loss, (gain) loss on debt extinguishment, (gain)/loss from discontinued operations, net of tax, loss/(gain) on equity method investment, transaction-related legal settlements, transaction costs associated with derivative liabilities, Spaceflight Inc. employee retention bonuses and Spaceflight Inc. related shared services. Spaceflight Inc. was a division of ours divested in June 2020 and certain transition-related expenses and income was incurred during 2021 in conjunction with the transition of this divestiture. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
Adjusted EBITDA is presented as a supplemental measure to our GAAP measures of performance. When evaluating Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation, nor should this measure be viewed as a substitute for the most directly comparable GAAP measure, which is net loss. We compensate for the limitations of non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.
The table below reconciles our net loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(dollars in thousands)
Net loss	$(245,643)	$(19,535)
Loss on issuance of Bridge Notes, including debt issuance costs expensed for debt carried at fair value	147,387	—
Stock-based compensation expense	42,571	1,982
(Gain) loss on derivatives	(23,885)	558
Satellite impairment loss	18,407	—
Depreciation and amortization	14,306	9,803
Interest expense	5,165	5,201
(Gain) on debt extinguishment	(4,059)	(284)
Loss (gain) from discontinued operations, before income taxes	1,650	(28,185)
(Gain) loss on equity method investment	(1,027)	953
Legal liability - net	399	—
Transaction costs associated with derivative liabilities	291	—
Spaceflight, Inc. employee retention bonuses	—	983
Spaceflight, Inc. related shared services	—	(678)
Income tax (expense) benefit	—	—
Adjusted EBITDA	$(44,438)	$(29,202)
Free Cash Flow
We define free cash flow as cash flows used in, or provided by, operating activities—continuing operations plus cash flows, used in, or provided by, operating activities—discontinued operations less purchase of property and equipment and satellite procurement work in process. We have presented free cash flow because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making.

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
The table below reconciles our net cash used in operating activities to free cash flow for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	(dollars in thousands)
	BlackSky	Spaceflight Inc.	Total
Cash flows used in operating activities - continuing operations	$(53,872)	$—	$(53,872)
Cash flows used in operating activities - discontinued operations	—	—	—
Net cash used in operating activities	(53,872)	—	(53,872)
Purchase of property and equipment	(1,266)	—	(1,266)
Satellite procurement work in process	(62,643)	—	(62,643)
Free cash flow	$(117,781)	$—	$(117,781)

Net cash used in investing activities	$(63,614)	$—	$(63,614)
Net cash provided by financing activities	$275,017	$—	$275,017

	Year Ended December 31, 2020
	(dollars in thousands)
	BlackSky	Spaceflight Inc.	Total
Cash flows used in operating activities - continuing operations	$(15,300)	$—	$(15,300)
Cash flows used in operating activities - discontinued operations	—	(16,374)	(16,374)
Net cash (used in) operating activities	(15,300)	(16,374)	(31,674)
Purchase of property and equipment	(281)	(491)	(772)
Satellite procurement work in process	(18,096)	—	(18,096)
Free cash flow	$(33,677)	$(16,865)	$(50,542)

Net cash (used in) provided by investing activities	$(18,377)	$8,607	$(9,770)
Net cash provided by financing activities	$3,444	$—	$3,444

Liquidity and Capital Resources
Our cash and cash equivalents excluding restricted cash totaled $165.6 million and $5.1 million as of December 31, 2021 and 2020, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of December 31, 2021, we had an accumulated deficit of $470.9 million.
The increase in our cash and cash equivalents resulted from net cash proceeds from the Merger, the sale of the PIPE Shares and other financings of $223.6 million. We expect the proceeds received will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. We do not have a line of credit or access to immediate funds and we are not subject to any financial or minimum cash metrics. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Funding Requirements
We expect our expenses to increase as we increase investments in sales, marketing and product to increase our market share. In addition, we expect to incur increased costs in support of public company operations. We will also continue to incur capital expenditures as we procure and launch satellites to increase capture capacity, as well as investing in our Gen-3 satellites that will significantly enhance our imagery capabilities in the future.

Short-term liquidity requirements
As of December 31, 2021, our current assets were approximately $178.7 million, consisting primarily of cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, and contract assets.
As of December 31, 2021, our current liabilities were approximately $30.5 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Spectra AI platform and internal infrastructure that will enable us to scale the business efficiently and securely. We believe the cash available to us from the consummation of the Merger, including the sale of the PIPE Shares, will be sufficient to cover forecasted capital needs and operating expenditures for the foreseeable future. If adequate funds are not available to accomplish our anticipated long-term growth, we believe we will be able to fund future cash needs through a combination debt financing or equity raises. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing.

Cash Flow Analysis
For the Years Ended December 31, 2021 and 2020
The following table provides a summary of cash flow data for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(dollars in thousands)
Cash flows (used in) operating activities - continuing operations	$(53,872)	$(15,300)
Cash flows (used in) operating activities - discontinued operations	—	(16,374)
Net cash (used in) operating activities	(53,872)	(31,674)
Cash flows (used in) investing activities - continuing operations	(63,614)	(18,377)
Cash flows provided by investing activities - discontinued operations	—	8,607
Net cash (used in) investing activities	(63,614)	(9,770)
Cash flows provided by financing activities - continuing operations	275,017	3,444
Cash flows used in financing activities - discontinued operations	—	—
Net cash provided by financing activities	275,017	3,444
Net increase (decrease) in cash, cash equivalents, and restricted cash	157,531	(38,000)
Cash, cash equivalents, and restricted cash – beginning of year	10,573	37,190
Cash reclassified to assets held for sale at beginning of period	—	11,383
Cash reclassified to assets held for sale at the end of period	—	—
Cash, cash equivalents, and restricted cash – end of year	168,104	10,573

Operating activities
For the year ended December 31, 2021, net cash used in operating activities was approximately $53.9 million. The significant contributor to the increase in cash used during the year was the operating loss increase, adjusted for depreciation, amortization and stock-based compensation expenses in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The operating loss increase in the year ended December 31, 2021 was primarily due to increased salaries and payroll-related benefits for headcount growth in sales, marketing, executive and administrative functions and professional fees incurred for public company readiness efforts, partially offset by the increase in imagery sales and corresponding gross margin.
Net cash from operating activities was unfavorably impacted by payments of $6.8 million for working capital liabilities related to the sale of Spaceflight and business insurance outflows of $4.8 million.

Investing activities
We continue to have significant cash outflows for satellite procurement and launch related services. In the year ended December 31, 2021, net cash used in investing activities increased approximately $45.2 million related to cash paid for the procurement of satellites and other launch-related costs, including launching seven satellites in 2021.

Financing activities
The most significant impact in the change in cash inflows from financing activities in the year ended December 31, 2021 as compared to the year ended December 31, 2020 was related to the Merger proceeds, PIPE shares, and Palantir financing received net of transaction costs, $244.9 million, and $58.6 million loan proceeds from the Bridge Notes offset by $6.2 million of debt issuance costs. This was partially offset by debt repayments of $22.2 million in the year ended December 31, 2021, which did not occur in the year ended December 31, 2020.

Contractual Obligations and Commitments
As of December 31, 2021, we have a debt facility from related parties with outstanding an outstanding principal amount of $74.1 million and $0.5 million of accrued interest, which matures in October 2024. Please see Note 22 for further information on this facility. We have operational lease commitments for the next several years related to office and remote ground station leases of $5.6 million. Please see Note 24 for further information. In addition, we entered into various operational commitments for the next several years totaling $10.0 million as of December 31, 2021.
We have commitments for multi-launch and integration services with launch services providers. As of December 31, 2021, we have commitments for two launches to include up to four satellites at estimated launch dates totaling an amount of $6.9 million with options for additional launches. The terms of the arrangements also allow for us to re-manifest the satellites if there are delays in excess of 365 days or other inexcusable delays occur with the provider. If re-manifest efforts fail, we can request a refund of all recoverable costs after 487 days from original launch date. The launch service provider invoices are based on time-based milestone payments from estimated launch dates. Payment terms are 15 days from invoice date.
As of December 31, 2021, we have a remaining commitment of $8.4 million on our satellite purchase contract with LeoStella. In addition, we entered into a non-refundable commitment to acquire additional satellite components from LeoStella for $2.2 million. The delivery schedule for the components are not specified and are subject to certain engineering milestones. Payment terms are 15 days from invoice date.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements and related notes requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a description of our significant accounting policies see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition
The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met.
We primarily generate revenue from the sale of imagery, data, software, and analytics, including professional services, and engineering and systems integration from long-term construction contracts.
Identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.
Identifying the performance obligations in a contract
We execute contracts for a single promise or multiple promises. Specifically, our firm fixed price contracts typically include multiple promises which are accounted for as separate performance obligations. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit or loss recorded in each period.

Classification of Revenue
We classify revenue as imagery and software analytical services, and engineering and systems integration in our consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
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
Determination of when Performance Obligations are Satisfied
Imagery revenue is recognized at the point-in-time the customer receives access to the imagery, or ratably over the subscription period. In certain firm fixed price contracts that contain imagery where it is probable we will receive the full contract amount or the customer prepays for future services which may expire unused, our accounting policy for unexercised performance obligations is to recognize the estimated breakage amount as revenue over time in proportion to the historical pattern of rights exercised by the customer. We recognized $1.9 million and $0.0 million of estimated breakage in the years ended December 31, 2021 and 2020, respectively. The unrecognized amount is recorded within contract liabilities on our consolidated balance sheets. Software analytical services revenue derived from data, software, and analytics, including professional service solutions, is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or a time and materials basis, as well as, at the point-in-time the customer receives access to an analytic product. Engineering & systems integration revenue is primarily generated from fixed price long-term engineering and integration construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires judgment. We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
As there was not a market for Legacy BlackSky equity, valuations of Legacy BlackSky equity instruments required the application of significant estimates, assumptions, and judgments. These valuations impacted various amounts and accounting conclusions reflected in our consolidated financial statements, inclusive of the recognition of equity-based compensation, debt discounts when debt issuances were accompanied by the issuance of equity (e.g., warrants), and the evaluation of whether beneficial conversion features existed within our convertible financial instruments. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the preferred stock and common stock that comprised our capital structure prior to the Merger. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
Legacy BlackSky issued equity and equity-based awards under our 2014 Plan and the 2011 Plan. Awards issued as of the year ended December 31, 2020 include stock options and restricted stock awards (“RSAs”). Subsequent to December 31, 2020, we also issued RSUs. Awards under these Plans were approved by the board of directors, and awards that have been canceled, forfeited, or expired are available for issuance in connection with BlackSky's 2021 Stock Incentive Plan.

For purposes of recognizing equity-based compensation related to RSAs, RSUs, and stock options granted to employees, management estimates the grant date fair values of such awards to measure the costs to be recognized for services received. For awards with time-based vesting conditions, we recognize compensation costs based upon the straight-line amortization of the grant date fair value of the awards over the requisite service period. When equity-based compensation awards include a performance condition, no compensation is recognized until the performance condition is deemed probable to occur; we then recognize compensation costs based on the accelerated attribution method, which accounts for awards with discrete vesting dates as if they were a separate award.
We now estimate the grant date fair value of RSAs and RSUs based upon the trading price of our Class A common stock. Our historical approach to estimating the fair value of Legacy BlackSky’s Class A common stock is subsequently described in the discussion of “Preferred Stock and Common Stock Valuations.” We estimated the fair value of Legacy BlackSky's stock options using the Black-Scholes option-pricing model, as subsequently described.
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
We have largely moved towards granting RSAs and RSUs to certain employees, yet we also granted options under the 2021 Plan to certain officers during the year ended December 31, 2021. We use the following inputs under Black-Scholes as follows:
Fair Value of Class A Common Stock—Refer to the subsequent discussion of “Preferred Stock and Common Stock Valuation” for a detailed discussion of the valuation techniques and assumptions applied to value the Class A common stock prior to the Merger. Subsequent to the Merger, our Class A common stock has been valued based upon our trading price.
Expected Dividend Yield—The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. We currently have no plans to pay dividends on our Class A common stock and, accordingly, have assumed no dividend yield upon valuation of our stock options.
Expected Volatility—As there was no observable volatility with respect to our Legacy BlackSky Class A common stock, the expected volatility of our Legacy BlackSky and BlackSky Class A common stock was estimated based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate—The yield on actively traded, non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term—For options granted in 2021, since there is not a history of option exercises as a public company, we considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
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
•industry outlook;
•general economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends;
•our operating and financial performance;
•current business conditions and projections;
•our prospects as a going concern; and
•the likelihood of achieving a liquidity event for the underlying equity instruments, such as an initial public offering or sale of the company, given prevailing market conditions.
As Legacy BlackSky’s structure pre-Merger consisted of multiple classes of equity, Legacy BlackSky, with the assistance of a third-party valuation specialist, utilized an option pricing model (“OPM”) to determine the fair value of each class of equity. Under this approach, Legacy BlackSky first estimated its total enterprise value and total equity value using a combination of the income approach, guideline public company method, and guideline transaction method and subsequently use the OPM model to allocate values to each individual equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and exercise prices of the equity instruments. Estimating our total enterprise value, total equity value and, ultimately, the share values of our various classes of equity required the application of significant judgment and assumptions. Factors considered in connection with estimating these values include those previously cited, as well as the following:
•arms-length transactions involving the sale or transfer of our Class A common stock, when applicable;
•the rights, preferences and privileges of Legacy BlackSky’s Series A, B, B-1, and C preferred stock relative to those of its Class A common stock; and
•the lack of marketability of our equity.
The fair value ultimately assigned to our Class A common stock may take into account any number or combination of the various factors described above, based upon their applicability at the time of measurement. Determination of the fair value of our Class A common stock also may have involved the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involved the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions would have impacted our valuations as of each valuation date and may have had a material impact on the valuation of our Class A common stock.
As of December 31, 2020, we estimated that our enterprise fair value was approximately $92.7 million. This enterprise value consisted primarily of the enterprise value attributable directly to Legacy BlackSky, adjusted to give further effect to the value attributable to Legacy BlackSky’s equity method investments. The estimated enterprise value of $92.7 million considered the enterprise value implied using a discounted cash flow model and applied the probability-weighted expected return method (“PWERM”) to give effect to different scenarios regarding our financial prospects and ability to continue as a going concern based upon whether we obtained near-term additional financing to support our ongoing operations and growth potential.
In February 2021, we issued equity compensation awards, at which point in time, we engaged our third-party valuation specialist to perform a contemporaneous valuation of our enterprise value and Class A common stock. In February 2021, we also obtained new Bridge Notes to fund ongoing operations, signed a letter of intent for a merger with a special purpose acquisition company, and subsequently announced that we had entered into a definitive agreement with Osprey for a merger that would result in us becoming a publicly listed company. Based upon the impact of the new Bridge Notes on our financial condition and the impact that the proposed merger was expected to have on our future prospects and ability to fund our growth strategy, as described in our discussion of “Long-Term Liquidity Requirements” elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations, the valuation that was performed as of February 15, 2021 resulted in a significant increase to our estimated enterprise value. Upon updating the estimate of our enterprise value as of February 15, 2021, the proposed merger with Osprey was deemed to be an observable indicator of our enterprise value pursuant to the market approach, and an 80% weighting was placed on the likelihood that the proposed merger would occur when applying the PWERM to our valuation approach and assumptions. Given the substantial weight placed on the implied value of the merger transaction when valuing the enterprise, we concluded that our equity value was approximately $740.0 million as of February 15, 2021. When we updated the estimate of our enterprise value as of March 31, 2021, the proposed merger with Osprey was again deemed to be an observable indicator of our enterprise value pursuant to the market approach, and a 90% weighting was placed on the likelihood that the proposed merger would occur when applying the PWERM to our valuation approach and assumptions. Given the substantial weight placed on the implied value of the merger transaction when valuing the enterprise, we concluded that our equity value was approximately $832.5 million as of March 31, 2021. These enterprise values were used to derive the underlying value of our equity in connection with all equity compensation awards issued in close proximity to the valuation dates and, accordingly, our future equity compensation expense is expected to materially increase.
As a result of the Merger, it will not be necessary to continue to estimate the fair value of our Class A common stock, as our Class A common stock is now traded in the public market.

Private Placement Warrants and Sponsor Earn-Out Shares
We classify the Private Placement Warrants and Sponsor Earn-Out Shares as long-term liabilities in our consolidated balance sheets as of December 31, 2021. Each liability was initially recorded at fair value on the date of the Merger. The Private Placement Warrants are recorded at fair value using a Black-Scholes option pricing model and the Sponsor Earn-Out Shares are recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain (loss) on derivatives on our consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the expected stock volatility is based on the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

Goodwill Impairment
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is tested annually for impairment as of October 1st, or more frequently if events or circumstances indicate the carrying value may be impaired. A significant amount of judgement is involved in determining if an indicator of impairment has occurred. Such indicators may include (a) a significant decline in our common stock value; (b) a significant decline in our expected future cash flows; © a significant adverse change in legal factors or the business climate; (d) unanticipated competition; or (e) slower growth rates. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We performed an annual qualitative goodwill assessment over the balance of goodwill we held related to the BlackSky reporting unit as of October 1, 2021. We also determined that no triggering events occurred during the year ended December 31, 2021 that would require a quantitative assessment. We determined that it is more likely than not that the fair value of the BlackSky reporting unit sufficiently exceeds its carrying value, including goodwill. Although we have a history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, as of the October 1, 2021 analysis, the fair value was greater than 758% in excess of the carrying value for BlackSky. As of December 31, 2021, we believe that the estimated fair values of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 on this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As previously reported on our Current Report on Form 8-K, dated September 15, 2021, upon the approval of the audit committee of our board of directors, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm, and Deloitte & Touche LLP (“Deloitte”) was engaged as our independent registered public accounting firm effective September 9, 2021.

The report of Marcum on Osprey’s financial statements as of December 31, 2020 and for the period from June 15, 2018 (inception) through December 31, 2020, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. Their financial statements contained an explanatory paragraph relating to substantial doubt about the ability of Osprey Technology Acquisition Corp. to continue as a going concern as described in Note 1 to the financial statements.

During the period from June 15, 2018 (Osprey’s inception) to December 31, 2020 and the subsequent interim period through September [9], 2021, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in its report on Osprey’s pre-merger financial statements as of December 31, 2020 and for the period from June 15, 2018 (Osprey’s inception) to December 31, 2020. During the period from June 15, 2018 (Osprey’s inception) to December 31, 2020 and the subsequent interim period through September 9, 2021, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness that is disclosed in Item 9A in the Form 10-K/A.).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

Material Weakness Remediation Efforts

We identified material weaknesses in our controls over financial reporting in the year ended December 31, 2020 for Legacy BlackSky and Osprey. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected in a timely basis. As of December 31, 2021, we have remediated these material weaknesses and we did not identify any additional material weaknesses in our controls over financial reporting as of and for the year ended December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

BlackSky - Executive Incentive Compensation Plan

On March 28, 2022, the compensation committee of our board of directors adopted our Executive Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan will be administered by our board of directors or a committee appointed by our board of directors. Unless and until our board of directors determines otherwise, our compensation committee will be the administrator of the Incentive Compensation Plan. The Incentive Compensation Plan allows the administrator to provide cash incentive awards to selected employees, including our named executive officers, determined by the administrator, based upon attainment of performance goals established by the administrator. The administrator, in its sole discretion, may establish a target award for each participant under the Incentive Compensation Plan, which may be expressed as a percentage of the participant’s average annual base salary for the applicable performance period, a fixed dollar amount, or such other amount or based on such other formula or factors as the administrator determines.

Under the Incentive Compensation Plan, the administrator will determine the performance goals, if any, applicable to awards or a portion thereof, which goals may include, without limitation: attainment of research and development milestones, sales bookings, business divestitures and acquisitions, capital raising, cash flow, cash position, contract awards or backlog, corporate transactions, customer renewals, customer retention rates from an acquired company, subsidiary, business unit or division, earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization, and net taxes), earnings per share, expenses, financial milestones, gross margin, growth in stockholder value relative to the moving average of the S&P 500 Index or another index, internal rate of return, leadership development or succession planning, license or research collaboration arrangements, market share, net income, net profit, net sales, new product or business development, new product invention or innovation, number of customers, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, patents, procurement, product defect measures, product release timelines, productivity, profit, regulatory milestones or regulatory-related goals, retained earnings, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, savings, stock price, time to market, total stockholder return, working capital, unadjusted or adjusted actual contract value, unadjusted or adjusted total contract value, and individual objectives such as peer reviews or other subjective or objective criteria. As determined by the administrator, the performance goals may be based on generally accepted accounting principles, or GAAP, or non-GAAP results and any actual results may be adjusted by the administrator for one-time items or unbudgeted or unexpected items and/or payments of actual awards under the Incentive Compensation Plan when determining whether the performance goals have been met. The goals may be on the basis of any factors the administrator determines relevant, such as on an individual, divisional, portfolio, project, business unit, segment or company-wide basis. Any criteria used may be measured on such basis as the administrator determines. The performance goals may differ from participant to participant and from award to award. The administrator also may determine that a target award or a portion thereof will not have a performance goal associated with it but instead will be granted (if at all) in the compensation committee’s sole discretion.

The administrator may, in its sole discretion and at any time before payment of an award, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool. The actual award may be below, at or above a participant’s target award, as determined by the administrator. The administrator may determine the amount of any increase, reduction or elimination based on such factors as it deems relevant, and it will not be required to establish any allocation or weighting with respect to the factors it considers.

Actual awards will generally be paid in cash (or its equivalent) in a single lump sum as soon as practicable after the end of the performance period to which the actual award relates and after they are approved by the administrator, but no later than the dates set forth in the Incentive Compensation Plan. The administrator has the right, in its sole discretion, to settle an actual award with a grant of an equity award, which equity award may have such terms and conditions, including any vesting requirements, as the administrator determines in its sole discretion. Unless otherwise determined by the administrator, to earn an actual award, a participant must be employed by us (or any parent, subsidiary, or affiliate of ours, as applicable) through the date the actual award is paid. .

All awards under our Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, recoupment, reimbursement or reacquisition in accordance with any clawback policy that we (or any parent, subsidiary, or affiliate of ours, as applicable) may establish or amend from time to time to comply with applicable laws, including without limitation, the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the administrator may specify when providing for an award that the recipient’s rights, payments, and benefits with respect to such award shall be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of specified events. In the event of any accounting restatement due to our material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, the recipient of an award will be required to repay a portion of the proceeds received with respect to an award earned or accrued under certain circumstances.

The administrator will have the authority to amend or terminate the Incentive Compensation Plan provided such action does not materially alter or impair the existing rights or obligations of any participant with respect to any earned actual award without the participant’s consent. The Incentive Compensation Plan will remain in effect until terminated in accordance with the terms of the Incentive Compensation Plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in our definitive proxy statement for our 2022 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 14 by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. and 2. Financial Statements and Financial Statement Schedules
The consolidated financial statements and financial statement schedules of BlackSky required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on Page F-1.
3. Exhibits
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Warrant Certificate	S-1	333-234180	4.3	October 11, 2019
4.2	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.3	Description of Capital Stock					X
10.1	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between Osprey Technology Acquisition Corp. and Osprey Sponsor II, LLC	8-K	001-39113	10.4	November 5, 2019
10.2+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.3+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.4+	BlackSky Technology Inc. Outside Director Compensation Policy	8-K	001-39113	10.13	September 15, 2021
10.5+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.6	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.7	Sponsor Support Agreement, dated as of February 17, 2021	8-K	001-39113	10.3	February 22, 2021
10.8	Form of Stockholder Support Agreement	424(b)(3)	333-256103	Annex H	August 11, 2021
10.9	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.10	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.11+	Executive Employment Agreement for Brian O’Toole	S-4/A	333-256103	10.15	June 25, 2021
10.12+	Executive Employment Agreement for Brian Daum	S-4/A	333-256103	10.16	June 25, 2021
10.13+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.14+	Offer Letter from BlackSky Holdings Inc. to Johan Broekhuysen, dated August 18, 2021	8-K	001-39113	10.2	August 18, 2021
10.15+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.16+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.17+	Transition and Consulting Agreement from BlackSky Holdings Inc. to Brian Daum, dated August 18, 2021	8-K	001-39113	10.5	August 18, 2021
10.18	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021
10.19	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021
10.20	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.21	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.22	Palantir Subscription Agreement, dated as of September 13, 2021, by and between BlackSky Holdings, Inc. and Palantir Technologies, Inc.	8-K	001-39113	99.2	September 1, 2021
10.23	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K	001-39113	10.3	February 22, 2021
10.24	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC.	8-K	001-39113	10.5	September 15, 2021
10.25	BlackSky HQ Lease Agreement	S-1	333-260458	10.25	October 25, 2021
10.26+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A.	8-K	001-39113	10.6	August 18, 2021
10.27	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.28	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.29	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.30	2014 Equity Incentive Plan and forms of agreements thereunder	S-8	333-261778	4.7	December 20, 2021
10.31	Spaceflight, Inc. Amended and Restated 2011 Equity Incentive Plan Assumed by Spaceflight Industries and forms of agreements thereunder	S-8	333-261778	4.8	December 20, 2021
10.32	2014 Equity Incentive Plan and forms of agreements thereunder	S-8	333-261778	4.9	December 20, 2021
10.33	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.34+	2022 Executive Incentive Compensation Plan					X
16.1	Letter from Marcum LLP to the SEC, dated September 14, 2021	8-K	001-39113	16.1	September 15, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
21.1	List of Subsidiaries	S-1	333-260458	21.1	October 25, 2021
23.1	Consent of Deloitte LLP, independent registered public accounting firm of BlackSky Technology Inc.					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY

None.

ITEM 16A. SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Johan Broekhuysen
Johan Broekhuysen
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian O’Toole and Johan Broekhuysen, and each one of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated on behalf of the registrant.

Signature	Title	Date
/s/ Brian E. O’Toole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2022
Brian O’Toole
/s/ Johan Broekhuysen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Johan Broekhuysen
/s/ Magid Abraham	Director	March 31, 2022
Magid Abraham
/s/ David DiDomenico	Director	March 31, 2022
David DiDomenico
/s/ Susan Gordon	Director	March 31, 2022
Susan Gordon
/s/ Timothy Harvey	Director	March 31, 2022
Timothy Harvey
/s/ William Porteous	Director	March 31, 2022
William Porteous
/s/ James Tolonen	Director	March 31, 2022
James Tolonen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BlackSky Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlackSky Technology Inc. (the "Company") as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

McLean, VA
March 31, 2022
We have served as the Company's auditor since 2015.

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$165,586	$5,098
Restricted cash	2,518	5,475
Accounts receivable, net of allowance of $39 and $0, respectively	2,629	2,903
Prepaid expenses and other current assets	6,264	965
Contract assets	1,678	3,796
Total current assets	178,675	18,237
Property and equipment - net	70,551	20,852
Goodwill	9,393	9,393
Investment in equity method investees	4,002	3,277
Intangible assets - net	2,480	3,831
Satellite procurement work in process	40,102	62,664
Other assets	560	1,661
Total assets	$305,763	$119,915
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,837	$7,966
Amounts payable to equity method investees	5,613	8,762
Contract liabilities - current	11,266	14,537
Debt - current portion	—	16,739
Other current liabilities	2,819	7,439
Total current liabilities	30,535	55,443
Liability for estimated contract losses	6,054	6,252
Long-term contract liabilities	568	2,559
Derivative liabilities	16,925	—
Long-term debt - net of current portion	71,408	84,869
Other liabilities	653	3,605
Total liabilities	126,143	152,728
Commitments and contingencies (Note 24)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding.	—	—
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 117,160 and 35,582 shares; outstanding, 114,452 shares and 34,692 shares as of December 31, 2021 and 2020, respectively.	11	3
Additional paid-in capital	650,518	191,168
Accumulated deficit	(470,909)	(223,984)
Total stockholders’ equity (deficit)	179,620	(32,813)
Total liabilities and stockholders’ equity	$305,763	$119,915
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2021	2020
Revenue
Imagery & software analytical services	$25,046	$18,737
Engineering & systems integration	9,039	2,398
Total revenue	$34,085	$21,135
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	21,507	13,331
Engineering & systems integration costs, excluding depreciation and amortization	13,241	10,535
Selling, general and administrative	86,655	28,606
Research and development	112	255
Depreciation and amortization	14,306	9,803
Satellite impairment loss	18,407	—
Operating loss	(120,143)	(41,395)
Gain on debt extinguishment	4,059	284
Gain (loss) on derivatives	23,885	(558)
Income (loss) on equity method investment	1,027	(953)
Interest expense	(5,165)	(5,201)
Other (expense) income, net	(147,656)	103
Loss before income taxes	(243,993)	(47,720)
Income tax (expense) benefit	—	—
Loss from continuing operations	(243,993)	(47,720)
Discontinued operations:
(Loss) gain from discontinued operations (including (loss) gain from disposal of Spaceflight Inc. of $(1,650) and $30,672 for the years ended December 31, 2021 and 2020, respectively)	(1,650)	28,185
Income tax (expense) benefit	—	—
(Loss) gain from discontinued operations, net of tax	(1,650)	28,185
Net loss	$(245,643)	$(19,535)
Other comprehensive income	—	—
Total comprehensive loss	$(245,643)	$(19,535)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(3.37)	$(1.45)
(Loss) gain from discontinued operations, net of tax	(0.02)	0.85
Net loss per share of common stock	$(3.39)	$(0.60)
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2021 and 2020
(in thousands)

	Year Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of January 1, 2021, as adjusted	—	$—	—	$—	—	$—	34,692	$3	$191,168	—	$—	$(223,984)	$(32,813)
Stock-based compensation	—	—	—	—	—	—	—	—	42,582	—	—	—	42,582
Issuance of common stock due to Bridge Notes	—	—	—	—	—	—	20,343	2	106,351	—	—	—	106,353
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1,044	—	130	—	—	—	130
Issuance of common stock upon exercise of warrants(1)	—	—	—	—	—	—	3,251	—	2,289	—	—	—	2,289
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	546	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	111	—	—	—	—	—	—
Conversion of bridge notes and accrued interest into common stock	—	—	—	—	—	—	7,736	1	77,096	—	—	—	77,097
Exercise of warrants in connection with merger	—	—	—	—	—	—	11,187	1	38,328	—	—	—	38,329
Issuance of sponsor earn-out shares	—	—	—	—	—	—	—	—	(17,659)	—	—	—	(17,659)
Reverse recapitalization, net (Note 4)	—	—	—	—	—	—	34,584	4	202,195	—	—	(1,282)	200,917
Issuance of common stock upon settlement of promissory notes	—	—	—	—	—	—	958	—	8,038	—	—	—	8,038
Net loss	—	—	—	—	—	—	—	—	—	—	—	(245,643)	(245,643)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	114,452	$11	$650,518	—	$—	$(470,909)	$179,620
1.Inclusive of warrants exercised for preferred stock then exchanged into common stock in connection with merger.

	Year Ended December 31, 2020
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2019, as previously reported	76,971	$171,321	72,319	$1	83,987	$1	—	$—	$26,681	11,500	$(12,500)	$(203,799)	$(189,616)
Retroactive application of the recapitalization	(76,971)	(171,321)	(72,319)	(1)	(83,987)	(1)	31,074	$3	158,820	(11,500)	12,500	—	171,321
Balance as of December 31, 2019, as adjusted	—	—	—	—	—	—	31,074	3	185,501	—	—	(203,799)	(18,295)
Adoption of Accounting Standards Updates "ASU", ASU 2014-09	—	—	—	—	—	—	—	—	—	—	—	(650)	(650)
Balance as of January 1, 2020, as adjusted	—	—	—	—	—	—	31,074	3	185,501	—	—	(204,449)	(18,945)
Stock based compensation, including $218 thousand in the sale of Spaceflight, Inc.	—	—	—	—	—		—	—	2,390	—	—	—	2,390
Issuance of preferred stock in the sale of Spaceflight, Inc	—	—	—	—	—		999	—	3,247	—	—	—	3,247
Issuance of common stock upon exercise of stock options	—	—	—	—	—		188	—	30	—	—	—	30
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—		2,376	—	—	—	—	—	—
Issuance of common stock as contingent consideration for the purchase of OpenWhere, Inc	—	—	—	—	—		55	—	—	—	—	—	—
Net loss	—	—	—	—	—		—	—	—	—	—	(19,535)	(19,535)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	34,692	$3	$191,168	—	$—	$(223,984)	$(32,813)
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(245,643)	$(19,535)
(Loss) gain from discontinued operations, net of tax	(1,650)	28,185
Loss from continuing operations	(243,993)	(47,720)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	14,306	9,803
Gain on debt extinguishment	(4,059)	(284)
Bad debt expense	58	—
Stock-based compensation expense	42,571	1,982
Loss on issuance of Bridge Notes	99,669	—
Issuance costs for derivative liabilities and debt carried at fair value	48,009	—
Amortization of debt discount and issuance costs	1,807	1,137
(Gain) loss on equity method investment	(1,027)	953
Loss on disposal of property and equipment	24	—
(Gain) loss on derivatives	(23,885)	558
Satellite impairment loss	18,407	—
Changes in operating assets and liabilities:
Accounts receivable	216	1,425
Contract assets	2,118	(3,796)
Prepaid expenses and other current assets	(5,207)	400
Other assets	(309)	(1,024)
Accounts payable and accrued liabilities	2,543	2,483
Other current liabilities	(2,680)	(340)
Contract liabilities - current and long-term	(5,262)	9,019
Liability for estimated contract losses	(198)	6,252
Other liabilities	3,020	3,852
Cash flows used in operating activities - continuing operations	(53,872)	(15,300)
Cash flows used in operating activities - discontinued operations	—	(16,374)
Net cash used in operating activities	(53,872)	(31,674)
Cash flows from investing activities:
Purchase of property and equipment	(1,266)	(281)
Satellite procurement work in process	(62,643)	(18,096)
Purchase of domain name	(7)	—
Proceeds from equity method investment	302	—
Cash flows used in investing activities - continuing operations	(63,614)	(18,377)
Cash flows provided by investing activities - discontinued operations	—	8,607
Net cash used in investing activities	(63,614)	(9,770)
Cash flows from financing activities:
Proceeds from recapitalization transaction, net of payment of equity issuance costs	244,880	—
Payments of transaction costs related to sponsor earn-out shares	(291)	—
Proceeds from issuance of debt	58,573	3,600
Proceeds from options exercised	130	30
Proceeds from warrants exercised	163	—
Capital lease payments	(2)	(39)
Debt payments	(22,198)	—
Payments for debt issuance costs	(6,238)	(108)
Withholding tax payment on vesting of restricted stock awards and options exercised	—	(39)
Cash flows provided by financing activities - continuing operations	275,017	3,444
Cash flows used in financing activities - discontinued operations	—	—
Net cash provided by financing activities	275,017	3,444
Net increase (decrease) in cash, cash equivalents, and restricted cash	157,531	(38,000)
Cash, cash equivalents, and restricted cash – beginning of year	10,573	37,190
Cash reclassified to assets held for sale at beginning of period	—	11,383
Cash reclassified to assets held for sale at the end of period	—	—
Cash, cash equivalents, and restricted cash – end of period	$168,104	$10,573
See notes to consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020

Cash and cash equivalents	$165,586	$5,098
Restricted cash	2,518	5,475
Total cash, cash equivalents, and restricted cash	$168,104	$10,573

	December 31,
	2021	2020
	(in thousands)
Supplemental disclosures of cash flows information:
Cash paid for interest	$378	$1,113
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$5,222	$5,397
Capitalized interest	620	1,162
Capitalized stock-based compensation	11	—
Issuance of common stock due to Bridge Notes and rights offering, net of issuance	106,353	—
Issuance of common stock warrants due to Bridge Notes	18,800	—
Issuance of common stock upon settlement of promissory notes	8,038	—
Net exercise of common stock warrants	210	—
Net exercise of common stock warrants in connection with merger	1,324	—
Conversion of Bridge Notes	77,097	—
Net exercise of Bridge Note warrants	38,329	—
Contingent liability for working capital adjustment and use taxes to M&Y Space Co. Ltd	1,650	—
Issuance of preferred stock in the sale of Spaceflight, Inc.	—	3,247
Increase of debt principal for paid-in-kind interest	—	2,791
Application of Secured Loan against the 2020 Share Purchase Agreement (“SPA”) purchase price	—	26,182
Equipment acquired under capital lease	—	9
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
BlackSky, headquartered in Herndon, Virginia, is a leading provider of real-time geospatial intelligence. The Company owns and operates one of the industry's leading high-performance low earth orbit small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high frequencies where and when our customers need it. BlackSky’s Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet of Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI’s data and analytics through easy-to-use web services or through platform application programming interfaces.
As of December 31, 2021, BlackSky had 12 satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns approximately 17.5%, as equity method investments (Note 7)
Prior to the Merger, Legacy BlackSky owned a division called Spaceflight, Inc. (“Spaceflight”), a Delaware corporation based in Seattle, Washington, that provided satellite launch brokerage services to customers. On June 12, 2020, BlackSky sold 100% of its equity interests in Spaceflight to M&Y Space Co. Ltd. (“M&Y Space”) for a final purchase price of $31.6 million. Spaceflight’s financial results were material to the Company’s financial results and, as such, are reported as discontinued operations in the consolidated statements of operations and comprehensive loss (Note 8).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investment, with recorded losses limited to the carrying value of the Company’s investment. All intercompany transactions and balances have been eliminated upon consolidation.
For accounting purposes, the Merger constituted a reverse recapitalization (the “Reverse Recapitalization”), with Osprey treated as the “acquired” company and Legacy BlackSky as the “acquirer”. The Reverse Recapitalization was treated as the equivalent of Legacy BlackSky issuing equity for the net assets of Osprey, accompanied by a recapitalization, rather than a business combination, which would have included goodwill and intangible assets. Legacy BlackSky was considered the acquirer based on the facts and circumstances, including the following factors evaluated at the time of the Merger:
•Legacy BlackSky’s former stockholders held a majority ownership interest in BlackSky;
•Legacy BlackSky’s senior management team comprise senior management of BlackSky;
•Legacy BlackSky was able to designate all but one director to BlackSky’s initial board;
•Legacy BlackSky was the larger of the companies based on historical operating activity and employee base; and
•Legacy BlackSky’s operations comprise the ongoing operations of BlackSky.
Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy BlackSky and its wholly owned subsidiaries “as if” Legacy BlackSky is the predecessor and legal successor. The historical operations of Legacy BlackSky are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy BlackSky prior to the Merger; (ii) the combined results of Osprey and Legacy BlackSky following the Merger; (iii) the assets and liabilities of Legacy BlackSky at their historical carrying value; and (iv) the Company’s equity structure for all periods presented.
The Company’s consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments, which are stated at fair value. The Company also incurred debt, which was also stated at fair value and subsequently converted to equity in the Merger. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations.

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
In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, the Company intends to rely on such exemptions, the Company is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide certain of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company relate to revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, and stock-based compensation.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash
The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations. Restricted cash represents certificates of deposits held by a bank as a compensating balance for letters of credit that facilitate certain contracts with customers and cash collateral for leasing arrangements.

Accounts Receivable - net
Accounts receivable are customer obligations due to the Company under normal trade terms. The majority of the Company's sales are with U.S. federal government and agencies, which limits uncollectible accounts receivable. The Company performs continuing credit evaluations on each customer’s financial condition and reviews accounts receivable on a periodic basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an accounts receivable balance have failed, the accounts receivable balance is written off against the allowance for doubtful accounts. The Company assessed all existing accounts receivable and recorded an allowance for doubtful accounts of $39 thousand and $0 as of December 31, 2021 and 2020, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses are advance payments made in the ordinary course of business and are amortized on a straight-line basis over the period of benefit. Other current assets consist primarily of non-trade receivables.

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated useful life of the related asset to its residual value.

The estimated useful lives are as follows:

Estimated useful lives-years
Satellites	3
Computer equipment and software	3
Site and other equipment	3 - 5
Ground station equipment	2
Office furniture and fixtures	5
Leasehold improvements	shorter of useful life or remaining lease term
Capitalized satellite costs include material costs, labor costs incurred from the start of the pre-acquisition stage through the construction stage, insurance, and the costs incurred to launch the satellite into orbit for its intended use. Labor costs incurred prior to and after the pre-acquisition and construction stages are charged to expense. Once the satellite has reached orbit and makes contact with the Company's network, the Company commences depreciation. The designated useful life of the Company's satellites is estimated to be three years, and depreciation is recognized using the straight-line method. Subsequent to launch, the Company's satellites must meet certain performance and operational criteria to be deemed commercially viable. If the criteria are not met, the Company assesses the satellite for impairment.
The Company capitalizes internal and external costs incurred to develop and implement software, which consist primarily of costs related to design, coding, and testing. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life to either depreciation or cost of sales depending on the nature of the software. We regularly review our capitalized software projects for impairment.

Goodwill, Intangible Assets - net, and Other Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of the identifiable assets acquired less the liabilities assumed in the acquisition of a business.
Goodwill is tested annually for impairment at October 1, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level by first taking a qualitative approach to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If the Company determines that it is more likely than not that a reporting unit's fair value is less than its carrying amount, the Company compares the reporting unit’s carrying amount to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In testing for goodwill impairment, the Company may utilize a mix of income and market approaches that include the use of comparable multiples of publicly traded companies whose services are comparable to ours.
The Company continuously evaluates whether indicators of impairment exist to determine whether it is necessary to perform a quantitative goodwill impairment test. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include (a) a significant decline in the Company's common stock value; (b) a significant decline in the Company's expected future cash flows; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; or (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements.

Long-Lived Assets and Finite-Lived Intangible Assets
The Company reviews long-lived assets, including finite-lived intangible assets, property and equipment, satellite procurement work in process and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting this analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets (or asset group) to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized based upon the difference between the carrying value of long-lived assets (or asset group) and their fair value.
Intangible assets subject to amortization include customer backlog and relationships, distribution agreements, and technology. Such intangible assets, excluding customer-related intangibles, are amortized on a straight-line basis over their estimated useful lives. Customer-related intangible assets are amortized on either a straight-line or accelerated basis, depending upon the pattern in which the economic benefits of the intangible asset are utilized.
The estimated useful lives of the Company's finite-lived intangible assets are as follows:

Estimated useful lives-years
Distribution agreements	2
Customer backlog and relationships	1 - 10
Technology	3 - 5

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting and are included in investment in equity method investees on the Company's consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee or retains a voting seat on the investee's board of directors. Under this method of accounting, the Company's share of the net earnings or losses of the investee are included in the Company's consolidated statements of operations and comprehensive loss.
Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
Intra-entity profits arising from the sale of assets from the equity method investments to the Company are eliminated and deferred if those assets are still held by the Company at the end of the reporting period. The intra-entity profits will be recognized as the assets are consumed.

Satellite Procurement Work in Process
Satellite procurement work in process primarily represents deposits paid to (a) LeoStella for the progress payments associated with the engineering, long lead procurement of satellite components, and manufacturing of the Company's satellites and (b) launch service vendors for the costs associated with launching the Company's satellites. Satellite procurement work in process capitalized, but not yet paid, is recognized as the Company has the rights to the in-process assets that LeoStella is engineering on the Company's behalf or a refund of amounts paid to date, less certain costs. At launch, these costs, and other costs incurred to put a satellite into service, are aggregated and reclassified as property and equipment, subject to depreciation (Note 9).

Contingent Liabilities

The Company may become involved in litigation or other financial claims in the normal course of its business operations. The Company periodically analyzes currently available information relating to these claims, assesses the probability of loss, and provides a range of possible outcomes when it believes that sufficient and appropriate information is available. The Company accrues a liability for those contingencies where the occurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.

Debt Issuance Costs and Debt Discount
Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. In prior years, a debt discount was recorded upon the issuance of detachable warrants, which were granted in conjunction with the issuance of debt and calculated at fair market value. The debt discount was amortized to interest expense using the effective interest method over the life of the related debt. Short-term and long-term debt are presented net of the unamortized debt issuance costs and debt discount in the consolidated balance sheets.

Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The process for analyzing the fair value measurement of certain financial instruments on a recurring, or non-recurring, basis includes significant judgment and estimates of inputs including, but not limited to, share price, volatility, discount for lack of marketability, application of an appropriate discount rate, and probability of liquidating events. The Company utilizes the market valuation methodology and specific option pricing methodology, such as the Monte Carlo simulation, method to value the more complex financial instruments and the Black-Scholes option-pricing model to value standard common stock warrants and common stock options.
The framework for measuring fair value specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:
Level 1 Inputs. Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2 Inputs. Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
Level 3 Inputs. Inputs are unobservable inputs which reflect the Company’s own assumptions on what assumptions market participants would use in pricing the asset or liability based on the best available information.

Revenue Recognition
The Company generates revenue from the sale of imagery and software analytical services and engineering and systems integration. Imagery and software analytical services revenue includes imagery, data, software, and analytics, including professional services. This revenue is recognized from services rendered under cost-plus-fixed-fee contracts, firm fixed price contracts, or on a time and materials basis. Engineering and systems integration revenue is from fixed price long-term construction contracts.
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
The Company generates revenue primarily through contracts with government agencies. Most of the fixed price contracts include multiple promises, which are generally separated as distinct performance obligations. The Company allocates the transaction price to each performance obligation based on the relative standalone selling prices using observable sales transactions where applicable.
Identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.
Identifying the performance obligations in a contract. The Company's contracts typically include multiple promises which are accounted for as separate performance obligations. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue. Revenue is classified in the consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
Determination of and Allocation of Transaction Price. Each customer purchase order sets forth the transaction price under the arrangement. For contracts with multiple performance obligations, the Company evaluates whether the stated selling prices represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, the expected cost plus a reasonable profit margin is typically used to estimate the standalone selling price of each product or service. The Company also sells standard products or services as a percentage markup of an underlying baseline product.
Determination of when Performance Obligations are Satisfied. Revenue from imagery is recognized at the point-in-time the customer receives access to the imagery, or ratably over the subscription period. In certain firm fixed price contracts that contain imagery where it is probable the Company will receive the full contract amount or the customer prepays for future services, which may expire unused, the Company’s accounting policy for unexercised performance obligations is to recognize the estimated breakage amount as revenue over time in proportion to the historical pattern of rights exercised by the customer. The unrecognized amount is recorded within contract liabilities on the Company’s consolidated balance sheets. Revenue from data, software, and analytics, including professional service solutions, is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or a time and materials basis. Engineering and systems integration revenue is primarily generated from fixed price long-term engineering and integration construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as the Company incurs costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s) ("EAC"). The estimation of total estimated costs at completion is subject to many variables and requires judgment. The Company recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, the total loss is recognized as and when known.
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of December 31, 2021.

The estimation of total revenue and costs at completion for fixed price projects is subject to many variables and requires judgment. The Company typically recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue, if the current estimate differs from the previous estimate. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the year ended December 31, 2021, the Company recognized $4.6 million of unfavorable cumulative adjustments to revenue reflecting estimated cost increases on two engineering and systems integration contracts (Note 5). During the year ended December 31, 2020, the Company’s recognized $4.0 million of unfavorable cumulative adjustments to revenue reflecting estimated cost increases on the same contracts. During the years ended December 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied in previous periods.

Imagery & Software Analytical Services
Imagery
Imagery services include imagery delivered from the Company’s satellites in orbit via its Spectra AI platform and in limited cases directly uploaded to certain customers. Imagery performance obligations are recognized as revenue at the point-in-time when the Company delivers images to the Spectra AI platform or, in limited circumstances, ratably over the subscription period when the customer has a right to access the Spectra AI platform for unlimited images. In certain firm fixed price contracts that contain imagery where it is probable the Company will receive the full contract amount or the customer prepays for future services that may not be completely satisfied, the Company’s accounting policy for unexercised performance obligations is to recognize the estimated breakage amount as revenue over time in proportion to the historical pattern of rights exercised by the customer. We recognized $1.9 million and $0.0 million of estimate breakage in the years ended December 31, 2021 and 2020, respectively. The unrecognized amount is recorded within contract liabilities on the Company’s consolidated balance sheets.
Data, Software, and Analytics
The Company leverages proprietary artificial intelligence ("AI") and machine learning ("ML") algorithms to analyze data coming from both the Company’s proprietary sensor network and third-party space and terrestrial sources to provide hard-to-get data, insights, and analytics for customers. The Company continues to integrate and enhance its offerings by performing contract development, while retaining the intellectual property rights. The Company also provides technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company uses system engineers to support customer efforts to manage mass quantities of data. The Company also offers professional service solutions related to object detection, site monitoring, and enhanced analytics, through which the Company can detect key objects in critical locations such as ports, airports, and construction sites; monitor changes at, damages to or other anomalies in key infrastructure; and analyze stockpiles or other critical inventory.
Imagery and software analytical services revenue from data, software, and analytics contracts is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or time and materials basis as well as, at the point-in-time the customer receives access to an analytic product. For firm fixed price contracts, the Company recognizes revenue using an EAC. A performance obligation’s EAC includes all direct costs such as labor, materials, subcontract costs, overhead and an allocatable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on contracts, as and when known. For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

Engineering and Systems Integration
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

Imagery and Software Analytical Service and Engineering and Systems Integration Costs
Imagery and software analytical service costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. The Company recognizes stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization. For those employees who provide engineering and systems support to customers, the stock-based compensation expense will be classified under engineering and systems integration costs. For the remaining employees who generally support the Company and its business, the stock-based compensation expense is recognized under selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

Engineering and systems integration costs primarily include the cost of internal labor for product design, integration and engineering in support of long-term development contracts for launch vehicle, satellite and payload systems. The Company also incurs subcontract direct materials and external labor costs to build and test specific components such as the communications system, payload demands and sensor integration.
Costs are expensed as incurred except for incremental costs to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods and services. Fringe costs incurred within or allocated to the Company’s customers are classified as overhead (included in imagery and software analytical services and engineering and systems integration costs based on the nature of the contract). The Company does not have any contracts that are subject to U.S. Government Cost Accounting Standards.

Research and Development Costs
The Company primarily incurs research and development costs, which are expensed as incurred, for data science modeling and algorithm development related to its geospatial analytical platform. In addition, the Company recognizes costs incurred before the technological feasibility stage for internal projects, such as aerospace and other satellite developments, as research and development costs.

Advertising Costs
Advertising costs are expenses associated with promoting the Company’s services and products. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, advertising costs were $1.1 million and $0.5 million, respectively.

Income Taxes
The Company accounts for income taxes following the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.
The Company measures deferred tax assets based on the amount that the Company believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including reversals of existing taxable temporary differences, tax-planning strategies, and historical results of recent operations. In evaluating the objective evidence that historical results provide, the Company considers three trailing years of cumulative operating income or loss. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2021 and 2020. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future.
The Company believes that its tax positions comply with applicable tax law. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
The Company's income tax expense or benefit, liability and/or receivable, deferred tax assets and liabilities, and liabilities for uncertain tax benefits reflect management’s best assessment of estimated current and future taxes to be paid or received.

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
The estimated fair value of RSAs and RSUs are measured based on the grant date fair value of the Company’s Class A common stock. In order to determine the fair value of its Class A common stock on the date of grant and prior to the Merger, Legacy BlackSky historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon employees’ cash compensation. The Company recognized stock-based compensation expense in imagery and software analytical service costs, excluding depreciation and amortization, and selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted options to a homogenous pool of executive employees during the year ended December 31, 2021 under the 2021 Plan. The Company did not grant options in the year ended December 31, 2020. The Company's uses the following inputs when applying the Black-Scholes option pricing model:

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. The Company currently has no plans to pay dividends on its Class A common stock.
Expected Volatility. The Company does not have enough historical share price history, therefore, the expected volatility was estimated based upon the historical share price volatility of comparable publicly traded companies.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term. For options granted in 2021, since there is not a history of option exercises as a public company, the Company considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
The most significant assumption used to determine the fair value of the Legacy BlackSky equity-based awards was the estimated fair value of the Class A common stock on the grant date. In order to determine the fair value of its Class A common stock on the date of grant and prior to the Merger, Legacy BlackSky historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the NYSE trading price as the fair value of the Class A common stock for valuation purposes.
Legacy BlackSky historically adjusted the exercise price of certain outstanding stock options. For each award with an adjusted exercise price, Legacy BlackSky calculated the incremental fair value, which was the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The incremental fair value was recognized as stock-based compensation expense immediately to the extent that the modified stock option already had vested, and for stock options that were not yet vested, the incremental fair value has been recognized as stock-based compensation expense over the remaining vesting period.

Segment Information
The Company’s Chief Operating Decision Maker (as defined under GAAP), who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. Accordingly, the Company is currently deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprises the continuing operations of the Company’s single operating and reportable segment, provides geospatial intelligence, imagery and related data analytic products and services, and mission systems that include the development, integration, and operation of satellite and ground systems to government and commercial customers.

Debt - Application of the Fair Value Option
During the year ended December 31, 2021, the Company issued three tranches of subordinated, unsecured convertible promissory notes (collectively, the “Bridge Notes”) (refer to the discussion included in Note 15). The Company elected to account for the Bridge Notes under the fair value option. In accordance with the application of the fair value option, the Company (i) recorded the Bridge Notes at their fair values as of the dates of issuance and (ii) remeasured the fair value of the Bridge Notes at each balance sheet date and at the conversion date, which was the date of the Merger. Both the initial and subsequent measurement of the fair value of the Bridge Notes contemplated all of their terms and all of the notes’ features. Accordingly, when the fair value option was applied, the Company did not separately evaluate the Bridge Notes for the existence of embedded features that would require bifurcation as embedded derivatives under other accounting guidance. Changes to the fair value of the Bridge Notes between balance sheet dates are reported within other (expense) income, net in the consolidated statements of operations and comprehensive loss if such changes are attributable to base market risk. Until settlement, changes to the fair value of the Bridge Notes were reported in other comprehensive loss in the consolidated statements of operations and comprehensive loss if such changes were attributable to instrument-specific credit risk. All debt issuance costs incurred in connection with Bridge Notes accounted for pursuant to the fair value option were expensed as incurred. The Company did not separately report interest expense attributable to the Bridge Notes accounted for pursuant to the fair value option in the consolidated statements of operations and comprehensive loss. Accrued interest, which did not become due until maturity of the Bridge Notes, was included in the determination of the fair value of the Bridge Notes and changes thereto. These Bridge Notes converted at the closing of the Merger (Note 15) and as of December 31, 2021, the Company did not have any Bridge Notes outstanding. Upon conversion of the Bridge Notes, amounts previously reported in other comprehensive loss to account for changes in the fair value of the Bridge Notes were reclassified and reported in gain on debt extinguishment in the consolidated statements of operations and comprehensive loss.

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured at fair value as of each balance sheet date thereafter. The Company accounted for the warrants issued in connection with the Bridge Notes in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and remeasured the warrants at fair value at each reporting period and at the time of exercise; any change in fair value was recognized in gain (loss) on derivatives in the Company’s consolidated statements of operations and comprehensive loss. At the consummation of the Merger, all of the outstanding Legacy BlackSky class A common stock warrants issued in connection with the Bridge Notes and accounted for as liabilities were automatically net exercised into Legacy BlackSky class A common shares and then exchanged for 3.9 million BlackSky common shares based upon the Class A common stock exchange ratio. As such, these warrants issued in connection with the Bridge Notes are no longer presented in the Company’s consolidated balance sheets as of December 31, 2021.
As of December 31, 2021, the Company’s consolidated balance sheets included certain liability classified warrants, reported as derivative liabilities, that were issued at the time of Osprey’s initial public offering (the “IPO”) and remained unexercised subsequent to the Merger. The fair value of the redeemable warrants sold as part of the units issued upon consummation of Osprey’s IPO (the “Public Warrants”), and which the Company has recorded as a long-term liability, was estimated as of the date of the Merger and as of December 31, 2021 using the Public Warrants’ quoted market price. The non-redeemable private placement warrants (“Private Placement Warrants”) were valued using a Black-Scholes option pricing model for initial and subsequent measurements and were also recorded as a long-term liability in the Company's consolidated balance sheets. The liabilities associated with the Public Warrants and the Private Placement Warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in gain (loss) on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Sponsor Shares
Osprey pre-Merger class B common shares were exchanged for the Company’s class A common shares upon the consummation of the merger (“Sponsor Shares”). A portion of these shares are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company's Class A common stock (“Sponsor Earn-Out Shares”). Variable-settled equity instruments that do not meet all of the criteria for equity classification are required to be recorded at their initial fair value on the date of issuance, and remeasured at fair value as of each balance sheet date thereafter. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2021. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain (loss) on derivatives in the Company’s consolidated statements of operations and comprehensive loss. The estimated fair value of the Sponsor Shares is determined by a Monte Carlo simulation using a distribution of potential outcomes.

Transaction Costs
Transaction costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs related directly to the Reverse Recapitalization. As a reverse recapitalization transaction between a private operating company and a public shell company that had cash on its balance sheet and that was accounted for as the issuance of equity by Legacy BlackSky for the cash of the shell company, the transaction costs incurred by Legacy BlackSky were permitted to be charged directly to equity. Upon the closing of the Merger, $19.2 million of transaction costs that had been incurred by Legacy BlackSky, inclusive of amounts that previously had been capitalized as other assets prior to the closing of the Merger, were recorded as a reduction to additional paid-in capital in the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and consolidated balance sheets, and as a reduction to proceeds from the transaction in the consolidated statements of cash flows. The transaction costs of $0.3 million related to the Sponsor Earn-Out Shares were expensed. There were no deferred transaction costs capitalized as of December 31, 2021 and 2020.

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

Accounting Standards Recently Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 “Leases”. The amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The guidance requires the use of the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The guidance was effective for public business entities for annual periods, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. As of December 31, 2021, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the adoption impact but expects the adoption of the standard to have a material impact to the consolidated balance sheets, since the Company will be required to report operating leases in the consolidated balance sheets for the first time. The Company is in the early stages of its adoption efforts and cannot yet reasonably estimate the impact to the consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”. The amendments in this update are intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU can be applied on a retrospective, modified retrospective or prospective basis. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is also permitted. As of December 31, 2021, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the adoption impact and has not yet determined the potential impact, if any, that this guidance will have on its consolidated financial statements.
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
In May 2021, the FASB issued ASU 2021-04, “Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified upon modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this guidance as of January 1, 2022 and this guidance is not expected to impact the Company unless it modifies or exchanges freestanding financial instruments within the scope of the guidance subsequent to adoption.

4. Reverse Recapitalization
As described in Note 1, the Merger between Osprey and Legacy BlackSky closed on September 9, 2021. In connection with the Merger:
•A number of parties agreed to purchase an aggregate of 18.0 million shares of Osprey class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, and an aggregate purchase price of $180.0 million, pursuant to the subscription agreements dated February 17, 2021. While executed pre-Merger, the sale of PIPE Shares was consummated substantially concurrently with the closing of the Merger and participants received shares of BlackSky Class A common stock.
•As part of a strategic partnership, Palantir Technologies Inc. (“Palantir”) agreed to purchase an aggregate of 0.8 million shares of Osprey class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $8.0 million pursuant to a subscription agreement entered into on August 31, 2021, which contained substantially similar terms as the PIPE subscription agreement described above. The Palantir subscription agreement closed on September 13, 2021, two business days subsequent to the closing of the Merger, and Palantir received 0.8 million shares of BlackSky Class A common stock.
•79.0 million shares of Osprey class A common stock were issued for all of the issued and outstanding equity interests of Legacy BlackSky, inclusive of shares of Osprey’s class A common stock issued in exchange for Legacy BlackSky’s (1) issued and outstanding class A common stock, (2) issued and outstanding preferred stock, (3) shares of common stock issued upon the conversion of Legacy BlackSky’s convertible promissory notes (inclusive of interest accrued thereon), as if each had converted into Legacy BlackSky class A common stock immediately prior to the Merger, and (4) shares of preferred stock and common stock issued upon the manual or automatic exercise of certain warrants immediately prior to the Merger. Both outstanding preferred stock shares and preferred stock share activity related to all of Legacy BlackSky’s redeemable convertible preferred stock have been retrospectively adjusted for the exchange and included as equity in the Company’s consolidated balance sheets and statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) from the beginning of the earliest period presented in order to reflect the Company’s equity structure for all reporting periods.
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
•21.4 million shares of Osprey class A common stock were redeemed by Osprey pre-Merger public shareholders. The price paid in excess of the pro-rata portion of additional paid-in capital was recorded in accumulated deficit in the consolidated balance sheets and consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) as of and for the year ended December 31, 2021.
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

The following table reconciles the elements of the Merger to the consolidated statements of cash flows and the consolidated statement of changes in stockholder's equity (deficit) for the year ended December 31, 2021 (in thousands):

Cash – Osprey’s trust and cash (net of redemptions)	$103,049
Cash - PIPE financings (PIPE Shares and Palantir)	188,000
Gross Merger proceeds	$291,049
Less: fees paid to Osprey IPO underwriters	(11,173)
Less: other Osprey transaction costs	(15,831)
Less: BlackSky transaction costs	(19,165)
Proceeds from Reverse Recapitalization, net payment of BlackSky equity issuance costs	$244,880
Less: non-cash assets and warrant liabilities assumed from Osprey	(43,963)
Net impact from Reverse Recapitalization to BlackSky's equity	$200,917
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

5. Revenue
Disaggregation of Revenue
The Company earns revenue through the sale of imagery and software analytical services and engineering and systems integration. The Company’s management primarily disaggregates revenue as follows: (i) imagery; (ii) data, software and analytics; and (iii) engineering and integration. This disaggregation allows the Company to evaluate market trends in certain imagery and software analytical services and engineering and systems integration services. These offerings currently have both recurring and non-recurring price attributes, particularly the engineering and systems integration offerings.
The following table disaggregates revenue by type of imagery and software analytical services and engineering and integration for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
Imagery	$8,648	$3,005
Data, software and analytics	16,398	15,732
Engineering & integration	9,039	2,398
Total revenue	$34,085	$21,135

The approximate revenue based on geographic location of customers is as follows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
US	$29,557	$17,239
Middle East	2,661	3,185
Asia	1,300	668
Other	567	43
Total revenue	$34,085	$21,135
Revenue from significant customers for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
U.S. federal government and agencies	$29,382	$17,050
Commercial and other	4,703	4,085
Total revenue	$34,085	$21,135
As of December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
U.S. federal government and agencies	2,576	$1,335
Commercial and other	92	1,568
Allowance for doubtful accounts	(39)	—
Total accounts receivable	$2,629	$2,903
Remaining Performance Obligations

As of December 31, 2021, the Company had $31.9 million of remaining performance obligations, which represents the transaction price of executed contracts less inception to date revenue recognized. Remaining performance obligations exclude unexercised contract options. The Company expects to recognize revenue relating to remaining funded contractual performance obligations, of which a portion is recorded in deferred revenue in the consolidated balance sheets, of $29.5 million, $2.3 million, and $136 thousand in fiscal years 2022, 2023, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Contract assets - current
Unbilled revenue	$788	$749
Contract assets	890	3,047
Total contract assets - current	$1,678	$3,796

Contract liabilities - current
Deferred revenue - short-term	$11,082	$14,030
Other contract liabilities	184	507
Total contract liabilities - current	$11,266	$14,537

Contract liabilities - long-term	$—	$—
Deferred revenue - long-term	568	2,559
Total contract liabilities - long-term	$568	$2,559
Deferred revenue and other contract liabilities are reported as contract liabilities in the accompanying consolidated balance sheets. Contract liabilities include payments received and billings made in advance of the satisfaction of performance obligations under the contract and are realized when the associated revenue is recognized under the contract. Contract assets include (i) unbilled revenue, which is the amount of revenue recognized in excess of the amount billed to customers, where the rights to payment are not just subject to the passage of time; and (ii) costs incurred to fulfill contract obligations. Other contract assets and other contract liabilities primarily relate to contract commissions on customer contracts.
Changes in short-term and long-term contract assets and contract liabilities reported as of January 1, 2021 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2021	3,796	$17,096
Billings or revenue recognized that was included in the beginning balance	(740)	(12,641)
Cash received in advance and not recognized as revenue	—	3,060
Changes in contract assets, net of reclassification to receivables	780	—
Cumulative catch-up adjustment arising from changes in estimates to complete	—	4,624
Cumulative catch-up adjustment arising from contract modification	—	18
Changes in costs to fulfill and amortization of commission costs	(2,158)	—
Changes in contract commission costs		(323)
Balance on December 31, 2021	$1,678	$11,834

7. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the years ended December 31, 2021 or 2020;

the Company received a distribution of $0.3 million during 2021. During the years ended December 31, 2021 and 2020, respectively, the Company remitted $19.3 million and $8.2 million of payments to LeoStella for satellite manufacturing and satellite software development.
X-Bow
In 2017, the Company entered into a stock subscription and technology transfer agreement with X-Bow, whereby the Company assigned and transferred certain intellectual property rights owned by the Company to X-Bow in exchange for 13.5 million shares of X-Bow, a strategic investment in a space technology company specializing in additive manufacturing of solid rocket motors. As of December 31, 2021, the Company's interest in X-Bow was 17.5%.
The following tables present summarized financial information for the Company’s equity method investments as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020.

	December 31,	December 31,
Summarized balance sheets	2021	2020
	(in thousands)
Current assets	$60,652	$64,355
Non-current assets	5,798	7,468
Total assets	$66,450	$71,823

Current liabilities	$39,612	$57,040
Non-current liabilities	706	6,589
Total liabilities	$40,318	$63,629

	Years Ended December 31,
Summarized statements of operations	2021	2020
	(in thousands)
Revenue	$61,802	$14,917
Gross margin	$12,410	$2,636
Net income (loss)	$6,540	$(1,873)
Current assets of the Company’s equity method investees primarily consisted of inventories of $17.0 million and $47.3 million as of December 31, 2021 and 2020, respectively. Total liabilities of the Company’s equity method investees primarily consisted of customer advances from related parties of $35.2 million and $51.4 million as of December 31, 2021 and 2020, respectively.
The revenue related to equity method investments attributable to related parties was $55.5 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively. The Company has differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $2.9 million as of December 31, 2021 and $0.5 million as of December 31, 2020. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.

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

Settlement Arrangement for the Sale of the Spaceflight
On March 30, 2021, the Company settled certain disputes with respect to the purchase price in the total amount of $6.8 million, which was accrued as a liability as of December 31, 2020 (Note 12). The Company paid the settlement amount in two tranches—(i) $2.0 million on April 1, 2021 and (ii) the remaining $4.8 million was triggered at the closing of the Merger. In April 2021, the Company also terminated a launch arrangement with Spaceflight and, as agreed upon by the parties, offset the amount due to M&Y Space with a contractual refund of $3.9 million of which the net amount of $819 thousand was settled for cash in the year ended December 31, 2021. As a result, the Company recorded a reduction to the accrued liability and a reduction to satellite procurement in the consolidated balance sheets.
The following summarizes the components of the (loss) gain from discontinued operations, net of income taxes, that the Company has reported in the consolidated statements of operations and comprehensive loss. The Company recognized an unfavorable working capital adjustment of $1.7 millions primarily related to a potential shortfall in accounts receivable in the closing balance sheet delivered to M&Y Space.

	Years Ended December 31,
	2021	2020
	(in thousands)
Major classes of line items constituting gain from discontinued operations:
Revenue - launch services	$—	$26,925
Total operating cost and expenses	—	29,393
Operating loss	—	(2,468)
Loss from discontinued operations, before income taxes	—	(2,487)
(Loss) gain on disposal of discontinued operations	(1,650)	30,672
Total (loss) gain from discontinued operations, net of income taxes	(1,650)	28,185

9. Property and Equipment - net
The following summarizes property and equipment - net as of:

	December 31,	December 31,
	2021	2020
	(in thousands)
Satellites	$93,709	$32,340
Computer equipment and software	1,372	1,315
Office furniture and fixtures	744	1,388
Other equipment	682	434
Site equipment	1,393	1,311
Ground station equipment	111	1,415
Total	98,011	38,203
Less: accumulated depreciation	(27,460)	(17,351)
Property and equipment — net	$70,551	$20,852
On May 15, 2021, a rocket carrying two of the Company's satellites suffered a failure during flight, resulting in the loss of both satellites. This resulted in the total carrying value of $18.4 million being impaired in the second quarter of 2021. The $18.4 million includes satellite procurement, launch, shipping, launch support and other associated costs. Of this amount, $8.4 million was included in satellite procurement work in progress in the consolidated balance sheets as of December 31, 2020. There was no impairment for the year ended December 31, 2020.

Depreciation of property and equipment from continuing operations during the years ended December 31, 2021 and 2020 was $12.9 million and $8.5 million, respectively. During the year ended December 31, 2021, the Company disposed of $2.9 million of property and equipment, which consisted of site equipment, furniture and ground station equipment, for a loss of $24 thousand.

10. Goodwill and Intangible Assets

Goodwill
The Company performed an annual qualitative goodwill assessment of the goodwill held related to the BlackSky reporting unit as of October 1, 2021. The Company determined that no triggering events occurred that would require the Company to quantitatively test goodwill for impairment during the year ended December 31, 2021. As of December 31, 2021, the Company believes that the estimated fair values of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired. To the extent this reporting unit realizes actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts or, in the event the estimated fair value of the reporting unit decreases (as a result, among other things, of changes in market capitalization, including further declines in the stock price), the Company may incur goodwill impairment charges in the future. Goodwill was as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Gross carrying amount	$9,393	$9,393
Accumulated impairment losses	—	—
Net carrying value of goodwill	$9,393	$9,393

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
	December 31, 2021
Customer relationships	$6,530	$(4,050)	$2,480
Distribution agreements	326	(326)	—
Technology and domain name	4,054	(4,054)	—
Total intangible assets at December 31, 2021	$10,910	$(8,430)	$2,480

	December 31, 2020
Customer relationships	$6,530	$(3,489)	$3,041
Distribution agreements	326	(326)	—
Technology and domain name	4,047	(3,257)	790
Total intangible assets at December 31, 2020	$10,903	$(7,072)	$3,831

For each of the years ended December 31, 2021 and 2020, amortization expense related to intangible assets was $1.4 million. These amounts were included in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it will have the following amortization expense for the future periods indicated below:

For the years ending December 31:	(in thousands)
2022	561
2023	561
2024	561
2025	561
2026	236
Total	2,480

11. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Accounts payable	$1,723	$4,177
Accrued payroll	4,089	2,577
Accrued professional services, legal, and other general and administrative	2,043	919
Accrued cost of goods sold and other expenses	2,982	293
Total accounts payable and accrued liabilities	$10,837	$7,966

12. Other Current Liabilities
The components of other current liabilities were as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Warrant liability	$—	$558
Other current liabilities	324	28
Current portion of capital lease	49	48
Contingent liability	761	—
Working capital liability	1,685	6,805
Total other current liabilities	$2,819	$7,439
The contingent liability represents a liability for estimated indirect taxes, previously classified as long-term. Refer to Note 24 for more information.
The working capital liability as of December 31, 2020 was reduced by payments of $2.8 million and a contractual refund of $3.9 million for a terminated launch services agreement for which a right of setoff exists and increased by a working capital adjustment related to a potential shortfall in accounts receivable in the Spaceflight closing balance sheet of $1.0 million. Refer to Note 8 for more information.

13. Employee Benefit Plan
The Company has a 401(k) savings plan. Eligible employees may voluntarily contribute a percentage of their compensation to their 401(k) account. The Company provides a 401(k) employer match of 50% of the first 6% of the employee’s salary contribution. The benefit vests over a five-year period beginning 90 days after the employee’s date of hire. For the years ended December 31, 2021 and 2020, the 401(k) employer match expense was $0.6 million and $0.5 million, respectively, for continuing operations.

14. Income Taxes

The Company's consolidated effective income tax rate from continuing operations for the years ended December 31, 2021 and 2020 was 0.0%. The Company's provision for income taxes from continuing operations for the years ended December 31, 2021 and 2020 is as follows:

Years Ended December 31,
	2021	2020
(in thousands)
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—

Deferred:
Federal	—	—
State	—	—
Total deferred	$—	$—

Total provision for income taxes	$—	$—
The Company’s operations are domestically located and therefore, the Company is not subject to tax in foreign jurisdictions. The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% to loss before income taxes due to the following items for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
Tax benefit at federal statutory rate	$(51,673)	$(10,022)
Non-deductible compensation	4,431	449
State tax, net of federal benefit	(3,296)	(499)
Valuation allowance	25,631	9,666
Non-deductible interest	21,715	—
Non-taxable warrants	(5,016)	117
Uncertain tax position	8,449	—
Other	(241)	289
Income tax (benefit) expense	$—	$—
The income tax expense as of December 31, 2021 and 2020 was $0.0 million. The tax benefits associated with losses generated by the consolidated group have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than-not that the losses will be utilized. Other major drivers include non-deductible interest and an uncertain tax position related to the valuation of guaranteed incentives shares issued for SVB guarantors.

Deferred tax assets and liabilities as of December 31, 2021 and 2020, consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$45,181	$24,764
Sec. 163(j) carryforward	6,414	4,661
Accruals and reserves	2,359	2,155
Deferred revenue	778	539
Capital loss carryforward	3,689	3,368
Other deferred tax assets	3,631	1,284
Total deferred tax assets	62,052	36,771
Valuation allowance	(61,460)	(35,874)
Total net deferred tax assets	592	897
Deferred tax liabilities
Basis difference in intangibles	(588)	(895)
Other deferred tax liabilities	(4)	(2)
Total deferred tax liabilities	(592)	(897)

Net deferred tax liabilities	$—	$—
The Company continues to provide for a full valuation allowance on its net deferred tax assets as the Company does not believe it is more-likely-than-not that the losses will be utilized after evaluation of all significant positive and negative evidence including, but not limited to, historical cumulative losses over the prior three-year period, as adjusted for permanent items, insufficient sources of taxable income in prior carryback periods and unavailability of prudent and feasible tax-planning strategies.
Below is a summary of the Company's estimated loss and tax credit carryforwards. The Company’s tax attributes are subject to limitations on utilization due to historic ownership changes and may be subject to future limitations upon subsequent change of control, as defined by the Internal Revenue Code Sections 382 and 383.

	Tax Effected	Expiration
	(in thousands)
Federal net operating loss (“NOL”) carryforward	$8,638	2033-2037
Federal NOL carryforward	$36,283	Indefinite
Federal capital loss carryforward	3,689	2025
State NOL carryforwards	261	2037-2040
At December 31, 2021 and 2020 the Company had $213.9 million and $117.2 million of net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. U.S. federal tax NOL carryforwards generated prior to 2018 of $41.1 million will expire, if unused, between 2033-2037. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2021, the Company had $172.8 million of NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of its taxable income annually.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. Tax years 2014-2020 remain open for examination.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2021	2020
	(in thousands)
Unrecognized tax benefits - January 1	$—	$4,840
Gross decrease - tax positions in current period	—	(4,840)
Gross increase - tax positions in current period	8,443	—
Unrecognized tax benefits - December 31	$8,443	$—
The increase in unrecognized tax benefits in the year ended December 31, 2021 is due to the valuation of guaranteed incentives shares issued for SVB guarantors. The balance of unrecognized tax benefits as of December 31, 2021 and 2020, if recognized, would not affect our effective tax rate and would result in adjustments to other tax accounts, primarily deferred tax assets and the net operating loss carry forward.

15. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	December 31,	December 31,
	2021	2020
	(in thousands)
Current portion of long-term debt	$—	$16,798
Non-current portion of long-term debt	74,126	86,637
Total long-term debt	74,126	103,435
Unamortized debt issuance cost	(2,718)	(1,827)
Outstanding balance	$71,408	$101,608
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2022	$—
2023	—
2024	74,126
Total outstanding	$74,126

The ending balance of the Company’s outstanding debt as of December 31, 2021 and 2020, consisted of the following:

		December 31,	December 31,
Name of Loan	Effective Interest Rate	2021	2020
		(in thousands)
Loans from related parties	7.41% - 8.00%	$74,126	$83,737
Small Business Administration Loan (Paycheck Protection Program)	1.86%	—	3,600
Line of credit	3.65%	—	16,098
Total		$74,126	$103,435
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
During the period from February 2, 2021 through February 3, 2021, Legacy BlackSky completed the closing of its initial tranche of the Bridge Notes from existing stockholders. The aggregate principal amount of the Bridge Notes issued in the initial tranche was $18.1 million. All investors participating in the initial tranche also received incentive equity equal to seven shares of class A common stock of Legacy BlackSky for each dollar invested. Certain investors participating in the initial tranche additionally received warrants exercisable for shares of Legacy BlackSky class A common stock in amounts ranging from 0.14% of Legacy BlackSky’s fully-diluted share capital for each dollar invested divided by $1.0 million to 3.5% of Legacy BlackSky’s fully-diluted share capital (Note 16). On February 18, 2021, the Company completed the closing of a second tranche of the Bridge Notes, raising an aggregate principal amount of $40.0 million from an existing stockholder and from new investors. Participants in the second tranche did not receive shares of Legacy BlackSky class A common stock or warrants to purchase Legacy BlackSky class A common stock.
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
In connection with the Merger, all of the Company’s issued and outstanding Bridge Notes were converted into Legacy BlackSky class A common stock at a conversion price of 80% of the deemed value of a single Legacy BlackSky class A common share and, immediately thereafter, those Legacy BlackSky class A common shares were exchanged for Osprey class A common shares based the class A common stock exchange ratio. As of December 31, 2021, the Company had no convertible Bridge Notes outstanding.
In connection with the 2021 Omnibus Amendment, the investors guaranteeing the Silicon Valley Bank (“SVB”) line of credit further reaffirmed their guarantees and received a one-time issuance of seven shares of Legacy BlackSky class A common stock for every dollar guaranteed. Additionally, Legacy BlackSky agreed to pay a fee to each of its senior secured lenders (“Consent Fees”). The Consent Fees were payable in either cash or shares of Legacy BlackSky’s class A common stock at the choice of the lender. The Consent Fees were considered variable share-settled liabilities and were recorded at fair value (Note 23). All of the Consent Fees were settled for cash at the closing of the Merger.

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
1.Issuance of class A common stock and class A common stock warrants has been retroactively restated to give effect to the reverse recapitalization.
In connection with the Merger, all issued and outstanding Legacy BlackSky Bridge Notes and class A common stock warrants granted in accordance with the Bridge Notes were automatically exercised into Legacy BlackSky class A common stock and those shares were exchanged for the Company's common shares at the exchange rate applicable to the Company’s common stock.
In connection with the Merger, the Company repaid $21.4 million in outstanding loans due to the settlement of the SVB line of credit of $16.1 million, the small business administration paycheck protection program loan of $3.5 million and $1.8 million in required payments on certain related party loans, inclusive of accrued interest. As a result of these repayments, the Company recorded a loss on debt extinguishment of $12 thousand.
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
Subsequent to the Merger, the Company also had remaining debt in the form of unsecured notes owed to Legacy BlackSky”s founders (“Founders”) for $10.0 million, which accrued interest at 6% per annum, were non-convertible and matured upon a change of control or event of default. In the year ended December 31, 2021, the Company executed a settlement agreement with the Founders and fully extinguished the $10.0 million of outstanding debt, along with accrued interest of $2.2 million, in exchange for issuing 958,082 shares of Class A common stock. As a result, the Company recorded a gain on debt extinguishment of $4.1 million.
Fair Value of Debt
The estimated fair value of all of the Company’s outstanding long-term debt, excluding the SVB line of credit that was outstanding as of December 31, 2020, was $76.1 million and $79.7 million as of December 31, 2021, and December 31, 2020, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s consolidated balance sheets. As of December 31, 2020, the carrying value of the SVB line of credit of $16.1 million approximated its fair value. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.
Compliance with Debt Covenants
As of December 31, 2021, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of December 31, 2021.

16. Warrants

Legacy BlackSky Class A Common Stock Warrant Liabilities
As part of the Bridge Notes discussed in Note 15, the Company issued warrants to purchase Legacy BlackSky class A common stock which had an exercise price of $0.11 (after adjustment for the common stock exchange ratio) and a contractual life of ten years. The number of shares of Legacy BlackSky class A common stock for which the warrants were exercisable was not fixed and adjusted based on the fully diluted capitalization of the Company, as defined in the warrant agreements, at the time of exercise. The Company analyzed the provisions of the respective warrant agreements, which requires a multi-step approach to evaluate whether an equity-linked financial instrument has features that require treatment as a derivative liability. Based upon the fact that the number of shares of class A common stock that the warrants were exercisable for was not fixed and was subject to changes based on the Company’s capital structure, the warrants were not considered to be indexed to Legacy BlackSky’s stock. Therefore, the warrants met the criteria for derivative liability treatment and, as such, were initially recorded as other current liabilities in the consolidated balance sheets.
In connection with the Merger, all outstanding warrants granted with the Bridge Notes were automatically exercised into Legacy BlackSky class A common stock and those shares were exchanged for Osprey class A common stock. Therefore, the derivative liability for these financial instruments was zero as of December 31, 2021.

Public Warrants and Private Placement Warrant Liabilities
The Public Warrants and Private Placement Warrants issued by Osprey are governed by the terms of the warrant agreement, dated October 31, 2019 (the “Warrant Agreement”) and the Sponsor Support Agreement entered into on February 17, 2021. In connection with Osprey’s IPO, Osprey issued 15,812,500 Public Warrants, each providing a right to purchase one share of common stock at an exercise price of $11.50 per share. The Public Warrants were not exercisable until October 9, 2021. Simultaneously, with the consummation of the Osprey IPO, Osprey issued 8,325,000 Private Placement Warrants to Osprey’s sponsor, of which 4,162,500 are exercisable beginning on October 9, 2021, at a price of $11.50 per share, and 4,162,500 became exercisable when the Company’s common stock reaches a trading price of $20.00 per share. In addition to the exercise prices, once the Public Warrants become exercisable, the Company may call the warrants for redemption:
•at a price of $0.01 per whole warrant; and
•if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of stock splits, stock dividends, recapitalization, reorganization, merger or consolidation. In addition, the Company had the right to issue additional common shares or securities convertible into or exercisable/exchangeable for shares of common stock in connection with the closing of the Merger at an issue or effective price of less than $9.20. In connection with the Merger, the Company did not exercise this option. As of December 31, 2021, all of the Public Warrants and 4,162,500 of the Private Placement Warrants, that have an exercise price of $11.50, are exercisable.
Subsequent Accounting for Warrant Liabilities
Derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities on the consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying consolidated statements of operations and comprehensive loss (Note 23).
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at December 31, 2021:

	Number of Shares (in thousands)	Exercise Price	Redemption Price	Expiration Date	Classification	Gain (loss) in value from September 9, 2021 (close of the Merger) to December 31, 2021 (in thousands)	Fair Value at December 31, 2021 (in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$20,398	$8,697
Private Placement Warrants	4,163	$11.50	$18.00	9/9/2026	Liability	8,908	2,497
Private Placement Warrants	4,163	$20.00	$18.00	9/9/2026	Liability	2,498	999
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s consolidated balance sheets.

17. Other (Expense) Income

	For The Years Ended December 31,
	2021	2020
	(in thousands)
Loss on issuance of Bridge Notes tranche one	$(84,291)	$—
Loss on issuance of Bridge Notes tranche two	(12,185)	—
Loss on issuance of Bridge Notes Rights Offering	(3,193)	—
Debt issuance costs expensed for debt carried at fair value	(47,718)	—
Transaction costs associated with derivative liabilities	(291)	—
Other	22	103
	$(147,656)	$103
In February 2021, Legacy BlackSky issued Bridge Notes in two tranches (Note 15). The first tranche of the Bridge Notes were issued at par to several existing investors at a principal amount of $18.1 million and a fair value of $24.2 million. Additionally, certain investors in the first tranche of Bridge Notes received 11.5 million shares of Legacy BlackSky class A common stock with a fair value of $59.8 million and warrants to purchase 3.9 million shares of Legacy BlackSky class A common stock with a fair value of $18.4 million. The transaction involved investments primarily by the existing Legacy BlackSky investors at that time. Legacy BlackSky, which had an external valuation performed on the Bridge Notes, Legacy BlackSky class A common stock, and Legacy BlackSky warrants, determined that the fair value of the financial instruments issued exceeded the cash proceeds received. Since no unstated rights and/or privileges were identified with the first tranche of the Bridge Notes, Legacy BlackSky recorded a loss on issuance of $84.3 million.
The second tranche of the Bridge Notes were issued at par to several new investors and an existing investor at a principal amount of $40.0 million and a fair value of $52.2 million, resulting in a loss on issuance of $12.2 million.
In June 2021, Legacy BlackSky offered eligible stockholders an opportunity to invest in a portion of the Bridge Notes as part of a rights offering on substantially the same terms as offered to investors in the initial tranche of the Bridge Notes. The aggregate principal amount and fair value of the Bridge Notes issued to the participating shareholders in the rights offering were $0.5 million and $0.6 million, respectively. Additionally, the investors received 0.3 million incentive shares of Legacy BlackSky class A common stock with a fair value of $2.6 million and 51 thousand incentive warrants exercisable for Legacy BlackSky class A common stock with a fair value of $0.5 million. No unstated rights and/or privileges were identified with respect to the Bridge Notes issued in connection with the rights offering, and Legacy BlackSky recorded a loss on issuance of $3.2 million.
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
The debt issuance costs were expensed because the Bridge Notes were being carried on the balance sheet at fair value. The modification of existing debt did not qualify as a troubled debt restructuring, nor did it result in the extinguishment of the debt.

18. Redeemable Convertible Preferred Stock
In connection with the Merger, all shares of Legacy BlackSky issued and outstanding redeemable convertible preferred stock were exchanged for Osprey class A common stock. For presentation purposes, the exchange for class A common stock is deemed to have occurred in 2020.

19. Stockholders’ Equity

Class A Common Stock
As of December 31, 2021, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of December 31, 2021 consisted of 117.2 million and 114.5 million shares of Class A common stock, respectively. The par value of each share of the class A common stock is $0.0001 per share.

The Company had reserved shares of Class A common stock for issuance in connection with the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Common stock warrants (exercisable for class A common stock) treated as equity	1,770	12,312
Stock options outstanding	5,022	3,489
Restricted stock units outstanding	10,959	—
Public Warrants (exercisable for class A common stock) treated as liability	15,813	—
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	—
Shares available for future grant	140,951	13,787
Total class A common stock reserved	182,840	29,588
The Company has approximately 2.4 million Sponsor Earn-Out Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock, and therefore, are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of December 31, 2021 and 2020, the Company's consolidated balance sheets included a derivative liability of $4.7 million and $0, respectively. The Company recorded $12.9 million in gain (loss) on derivatives in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 related to the fair value adjustments of these Sponsor Earn-Out Shares. The Sponsor Earn-Out Shares have the following provisions:

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

Forfeiture Provision	If, within the seven year period, the Sponsor Earn-Out Shares have not met the Release provisions, the Sponsor Earn-Out Shares will automatically forfeit and be cancelled.

20. Net (Loss) Income Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Years Ended December 31,
	2021	2020
	(in thousands except per share information)
Loss from continuing operations	$(243,993)	$(47,720)
(Loss) gain from discontinued operation	(1,650)	28,185
Net loss available to common stockholders	$(245,643)	$(19,535)

Basic and diluted net loss per share - continuing operations	$(3.37)	$(1.45)
Basic and diluted net (loss) income per share - discontinued operations	(0.02)	0.85
Basic and diluted net loss per share	$(3.39)	$(0.60)

Shares used in the computation of basic and diluted net loss per share	72,462	33,009
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the years ended December 31, 2021 and 2020. BlackSky’s Form S-1 registration statement filed with the SEC registered approximately 24.1 million shares underlying the Public Warrants and Private Placement Warrants outlined below, which equates to less than 16% of the total fully diluted outstanding common shares of BlackSky. While the Public Warrants and certain of the Private Placement Warrants are now exercisable, the exercise prices (of either $11.50 per share or $20 per share, depending on the class of warrant) both currently exceed the trading price for BlackSky’s common stock. Shares issued to Legacy BlackSky stockholders as part of the Merger consideration remain locked up pursuant to BlackSky’s bylaws through at least the middle of the first quarter of 2022.

	Years Ended December 31,
	2021	2020
	(in thousands)
Restricted class A common stock	335	891
Restricted stock units	10,959	—
Common Stock warrants	1,770	12,312
Public Warrants (exercisable for class A common stock) treated as liability	15,813	—
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	—
Sponsor earn-out shares	2,372	—
Stock options	5,022	3,489

21. Stock-Based Compensation
The Company adopted two equity incentive plans in prior years. Legacy BlackSky issued equity and equity-based awards under its 2014 stock incentive plan (the “2014 Plan”) and 2011 stock incentive plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Plans”), which are now administered by the Company’s board of directors. The Plans are no longer active; however, outstanding awards granted under these Plans will not be affected. Both Plans allowed the board of directors to grant stock options, designated as incentive or nonqualified, and stock awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of December 31, 2021, the Company had 41 thousand and 2.2 million options outstanding, respectively, under the 2011 and 2014 Plans.
As part of the Merger, Osprey’s shareholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which are administered by the Company’s board of directors. Under the 2021 Plan, the number of shares initially subject to issuance is 15.0 million, with automatic increases beginning in 2022. Additionally, up to 13.1 million shares can be added to the 2021 Plan pursuant to assumed awards granted under the 2011 Plan and 2014 Plan that are subsequently forfeited or fail to vest. Grants made under this plan generally vest over a period of 3-4 years and have a contractual life of 10 years. Under the 2021 ESPP, the maximum number of shares made available for sale is 3.0 million, with automatic increases beginning in 2022.
The stock-based compensation expense attributable to continuing operations was included in imagery and software analytical service costs, excluding depreciation and amortization and selling, general and administrative expense in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$4,121	$—
Selling, general and administrative	38,450	1,982
Total stock-based compensation expense	$42,571	$1,982
The stock-based compensation expense recorded for the RSUs during the years ended December 31, 2021 included a cumulative catch-up adjustment for service completed from the grant date to the close of the Merger. This cumulative catch-up adjustment was required as the performance condition attributable to the RSUs was not deemed probable until occurrence of the Merger as the Merger was not within the control of Legacy BlackSky. Additionally, as of December 31, 2021 and 2020, the Company’s consolidated balance sheets included $11.0 thousand and $0, respectively, of stock-based compensation related to capitalized internal labor for software development activities recorded in property, plant, and equipment - net on the consolidated balance sheets.

Stock Options
Following the Merger, the outstanding stock options issued under the 2014 Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of class A common stock equal to the number of shares of Legacy BlackSky class A common stock, as adjusted for the common stock exchange ratio, subject to the same terms and conditions as were applicable to such Legacy BlackSky stock option (each an “Assumed Company Stock Option”). The exercise price per share of each Assumed Company Stock Option was equal to the quotient obtained by dividing the exercise price per share applicable to such Legacy BlackSky stock option by the common stock exchange ratio.
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. In December 2021, the Company granted an award to a homogenous pool of executive employees with an exercise price 48% over the stated market price at the grant date. A summary of the weighted-average assumptions is presented below:

	Years Ended December 31,
	2021	2020
Fair value per common share	$5.40	$0.0121
Weighted-average risk-free interest rate	1.44%	0.81%
Volatility	33.40%	65.00%
Expected term (in years)	8.0	2.5
Dividend rate	0%	0%
A summary of the Company’s stock option activity under the Plans during the year ended December 31, 2021 is presented below:

	For The Year Ended December 31, 2021
	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding - January 1, 2021	3,489	$0.2160
Granted	2,760	7.9700
Exercised	(1,045)	0.1248
Forfeited	(182)	0.1466
Outstanding - December 31, 2021	5,022	4.4914	8.74	$9,599
Exercisable - December 31, 2021	1,321	0.3962	7.07	5,410
The following summarizes information about the Company's option grants:

	Years Ended December 31,
	2021	2020
Number of options granted (in thousands)	2,760	2,226
Weighted-average grant-date fair value	$1.5100	$0.0121
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $7.1 million and $0.7 million, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020, was $0.9 million and $1.0 million, respectively.
As of December 31, 2021 and 2020, there was $4.3 million and $1.4 million, respectively, of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.6 years and 1.9 years respectively.

Restricted Stock Awards
In the year ended December 31, 2020, the Company granted RSAs, which vest based upon the individual award agreements and generally vest over a three to four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. The Company intends to settle the RSAs in stock, and the Company has the shares available to do so.

A summary of the Company’s nonvested RSA activity during the year ended December 31, 2021 is presented below:

	Year Ended December 31, 2021
	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2021	891	$0.0121
Granted	—	—
Vested	(546)	0.0121
Canceled	(10)	0.0121
Nonvested - December 31, 2021	335	0.0121
During the year ended December 31, 2020, the Company granted 3,486 RSAs with a weighted-average grant-date fair value of $0.0121.
As of December 31, 2021, there was $41 thousand of total unrecognized compensation cost related to nonvested RSAs granted under the Plans, which is expected to be recognized over a weighted-average period of 0.3 years. The total grant date fair value of shares vested during the year ended December 31, 2021 was $7 thousand.

Restricted Stock Units

The Company granted an aggregate of 11.2 million RSUs to certain employees and service providers during the year ended December 31, 2021 under the 2014 Plan as follows:

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
				N/A
December 2021	1,670	25% of such RSUs will vest at the one-year anniversary of the vesting commencement date
75% of such units will vest ratably over twelve consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs
				N/A
December 2021	225	One-third (1/3rd) of the total number of RSUs will be scheduled to vest annually on the anniversary of the vesting commencement date	N/A	N/A
Total	11,243
A summary of the Company’s nonvested RSU activity during the year ended December 31, 2021 is presented below:

	Year Ended December 31, 2021
	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2021	—	$—
Granted	11,243	6.8004
Vested	(111)	8.0407
Canceled	(173)	8.0816
Nonvested - December 31, 2021	10,959	6.7675
Unrecognized compensation costs related to nonvested restricted stock units totaled $33.7 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.9 years.

22. Related Party Transactions

			Amount Due to Related Party as of
			December 31,	December 31,
			2021	2020
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$19,977	$19,198
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	54,149	52,039
Jason and Marian Joh Andrews	The former co-founders and employees of Legacy BlackSky	In 2018, the Company executed the notes totaling $12.5 million to repurchase an aggregate of $11.5 million Legacy BlackSky common stock shares. The Andrews Notes were extinguished in the year ended December 31, 2021. The terms on the extinguishment were forgiveness on the existing principal balance of $10.0 million and accrued interest of $2.2 million in exchange for 958,082 shares.	—	12,500

					Amount Due to Related Party as of
			Total Payments in Years Ended		December 31,	December 31,
			2021	2020	2021	2020
Name	Nature of Relationship	Description of the Transactions	(in thousands)
LeoStella	Joint Venture	Design, development and manufacture of multiple satellites	$19,257	$8,205	$8,381	$8,012
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of December 31, 2021, the Company had a 17.5% investment in X-Bow and had one Board seat. As described in Note 7, the Company has engaged X-Bow to develop a rocket for the Company.	1,865	4,079	—	750
Palantir Technologies	Strategic Partner	Multi-year software subscription agreement for $8.0 million	750	—	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems.	809	—	83	—
During the years ended December 31, 2021 and 2020, the Company received $0.3 million and $1.4 million respectively from CACI International Inc. (“CACI”), of which one of the Company's board members is also a board member of CACI. Accounts receivable related to CACI as of December 31, 2021 and 2020 was $0.
Interest on the term loan facility is accrued and compounded annually. No significant interest payments were made in the year ended December 31, 2021 or 2020. The Company has interest due to related parties in the amount of $0.5 million as of December 31, 2021, which has been recorded as accrued interest. In February 2021, in connection with the Bridge Notes, the Company agreed to pay Consent Fees of $2.5 million to Intelsat and Seahawk, which were settled for cash at the closing of the Merger (Note 15).
During the first half of 2021, the Company paid $2.5 million to the Founders towards the principal balance, along with a $25 thousand interest payment. In December 2021, the Company issued Class A common stock in exchange for the outstanding principal and accrued interest totaling $12.1 million (Note 15). The total number of Class A common stock exchanged to settle the outstanding debt was 958,082.

23. Fair Value of Financial Instruments

Recurring basis

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, as well as indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

December 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	8,697	—	—
Private Placement Warrants	—	—	3,496
Sponsor Shares	—	—	4,732
	$8,697	$—	$8,228

December 31, 2020	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Series B Preferred Stock Warrants	$—	$—	$508
Series C Preferred Stock Warrants	—	—	50
	$—	$—	$558
The carrying values of the following financial instruments approximated their fair values as of December 31, 2021 and 2020 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, leases payable and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the years ended December 31, 2021 or 2020.
The following is a summary of changes in the fair value of the Level 3 liabilities during the year ended December 31, 2021:

	Bridge Notes	Consent Fee Liability	Sponsor Shares	Private Placement Warrants	Class A Common Stock Warrants	Preferred Stock Warrant Series B and C
	(in thousands)
Balance, January 1, 2021	$—	$—	$—	$—	$—	$558
Issuance of financial instruments carried at fair value	—	—	—	—	18,800
Liability recorded at fair value	77,033	2,715	17,659	14,902	—	—
Loss (gain) from changes in fair value	64	(251)	(12,927)	(11,406)	19,529	1,568
Settlement(1)	(77,097)	(2,464)	—	—	(38,329)	(2,126)
Balance, December 31, 2021	$—	$—	$4,732	$3,496	$—	$—
1.Bridge Notes were converted to class A common stock, Consent fees were settled for cash and all warrants were exercised.

24. Commitments and Contingencies
The Company entered into long-term operating lease agreements for office space and capital leases for equipment. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(in thousands)
For the years ending December 31,
2022	$2,680	$51
2023	1,595	3
2024	946	1
2025	298	—
2026	125	—
Total minimum lease payments	$5,644	55
Less: amount representing interest		(2)
Present value of minimum lease payments		53
Less: current obligation		(49)
Long-term obligations under capital lease		$4
Building leases for the Company's headquarters in Virginia and for the primary satellite operations center and a secondary office space for employees in Washington expire in August 2024 and February 2023, respectively.
During the years ended December 31, 2021 and 2020, the Company entered into capital lease arrangements for $0 and $8.7 thousand, respectively. Rent expense for the years ended December 31, 2021 and 2020 was $3.7 million and $3.2 million, respectively.

Legal Proceedings
In the normal course of business, the Company may become involved in various legal proceedings which, by their nature, may be inherently unpredictable and which could have a material effect in the consolidated financial statements, taken as a whole.
Prior to the Merger closing, Osprey received six demands from putative Osprey stockholders (together, the “Demands”) and had a derivative lawsuit filed against it in the Supreme Court of the State of New York by a purported Osprey stockholder: Luster v. Osprey Technology Acquisition Corp., et al., Index No. 653633/2021 (Sup. Ct. N.Y. Cnty.). In addition, the Osprey board of directors also received six demands from putative stockholders of Osprey (together, the “Demands”). Prior to closing, Osprey reached agreements with Luster and the six putative stockholders that Osprey’s supplement disclosures and a modification to the authorized share count fairly resolved their claims. Osprey did not reach agreements with these stockholders on attorneys’ fees and BlackSky inherited this task post-closing. In the year ended December 31, 2021, the Company paid $0.7 million to settle the Demands and recorded $0.3 million in reimbursement proceeds from an insurance claim. Both amounts were recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
As of December 31, 2021, with the exception of the items above, the Company was not aware of any additional pending, or threatened, governmental actions or legal proceedings to which the Company is, or will be, a party that, if successful, would result in a material impact to its business or financial condition or results of operations.

Other Contingencies
The Company analyzed its unique facts and circumstances related to potential obligations in a certain state jurisdiction, including the delivery nature of its prior year intercompany services, payroll and other benefits-

related services, current shared services between the parent and subsidiaries, and changing state laws and interpretations of those laws, and has determined that the Company may have an indirect tax obligation.
The Company has continued correspondence with the applicable authorities in an effort toward identifying a taxpayer-favorable resolution of the potential liabilities. The Company has recognized a liability including interest and penalties based on its best estimate as of December 31, 2021.
The following table summarizes the estimated indirect tax liability activity during the year ended December 31, 2021:

(in thousands)
Balance, January 1, 2021	$921
Payments	(162)
Adjustment to Expense	(22)
Balance, December 31, 2021	$737
The Company continues to analyze the additional obligations it may have, if any, and it will adjust the liability accordingly.

Other Commitments
The Company has commitments for multi-launch and integration services with launch services providers. As of December 31, 2021, the Company has commitments for 2 launches to include up to 4 satellites at estimated launch dates totaling an amount of $6.9 million with options for additional launches. The terms of the arrangements also allow for the Company to remanifest the satellites if significant delays in excess of 365 days or other inexcusable delays occur with the provider. Subsequent to remanifest efforts four months after the 365 days, the Company can request a refund of all recoverable costs. Payment terms are 15 days from invoice date.
As of December 31, 2021, the Company has a remaining commitment of $8.4 million on its satellite purchase contract with LeoStella. In addition, the Company entered into a non-refundable commitment to acquire additional satellite components from LeoStella for $2.2 million. The delivery schedule for the components are not specified and is subject to certain engineering milestones. Payment terms are 15 days from invoice date.

In addition, we entered into various operational commitments for the next several years totaling $10.0 million as of December 31, 2021.

25. Concentrations, Risks, and Uncertainties
The Company maintains all cash and cash equivalents with one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash deposits.
For the years ended December 31, 2021 and 2020, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $15.4 million and $15.6 million, respectively. Accounts receivable related to these customers as of December 31, 2021 and 2020 was $1.3 million and $2.0 million, respectively. Revenue from the U.S. federal government and agencies was $29.4 million and $17.1 million for the years ended December 31, 2021 and 2020, respectively. Accounts receivable related to U.S. federal government and agencies was $2.6 million and $1.3 million as of December 31, 2021 and 2020, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of December 31, 2021 and 2020, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and concluded that no reserve for uncollectible account was required.
26. Subsequent Events
The Company evaluated subsequent events through March 31, 2022 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the consolidated financial statements.