Form 10-K/A
period 2021-12-31
BlackSky Technology Inc.
filed 2022-05-02
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 001-39113
BLACKSKY TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware		47-1949578
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
13241 Woodland Park Road, Suite 300
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
BlackSky Technology Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance
Our Directors
Our business and affairs are managed under the direction of the board of directors (the “Board”). Our Board currently consists of seven directors, five of whom are independent under the listing standards of the New York Stock Exchange, or the NYSE.
Our Board is divided into three classes with staggered three year terms. Only one class of directors is elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three year term to succeed the class whose term is then expiring.
The following table sets forth the names, ages as of March 1, 2022 and certain information for each of our directors. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Class	Age	Position(s)	Director of Osprey Technology Acquisition Corp.	Director of BlackSky	Current Term Expires
Magid Abraham(2) (3)	I	63	Director	—	September 2021 - Present	2022
David DiDomenico	I	51	Director	July 2019 - September 2021	September 2021 - Present	2022

Susan Gordon(3)	II	63	Director	—	September 2021 - Present	2023
Timothy Harvey(1) (2)	II	65	Director	—	September 2021 - Present	2023
Brian O'Toole	III	58	Director	—	September 2021 - Present	2024
William Porteous(1) (2)	II	49	Director, Chairman	—	September 2021 - Present	2023
James Tolonen(1) (3)	III	72	Director	—	September 2021 - Present	2024

(1)    Member of the audit committee
(2)     Member of the compensation committee
(3)     Member of the nominating and corporate governance committee

Dr. Magid Abraham has served on our board of directors since September 2021. Dr. Abraham is founder and CEO of Neurawell Therapeutics, a pharmaceutical company developing mental health treatments. He was founding CEO of comScore for 14 years, which he took public in 2007, focusing on innovation and industry leadership. He was founder and CEO of Paragren Technologies, producing CRM systems. He was president of IRI, a major international research company, which he led through sustained growth and innovation. He became a Visiting Scholar at Stanford in 2016, where he taught for 3 years at the Graduate School of Business. He serves on a number of commercial and institutional boards.

Dr. Abraham is a world expert on consumer and market measurement and syndicated information services. He has authored seminal award winning articles. He received the Advertising Research Foundation’s “Lifetime Achievement Award”. He earned the AMA’s Parlin award and MIT’s Buck Weaver award, both in recognition for lifetime contributions and leadership in the theory and practice of Marketing Science. He was named EY Entrepreneur of the Year and inducted in the Entrepreneurship Hall of Fame and designated “Technology Pioneer”

by the World Economic Forum. Dr. Abraham received a Ph.D. and an M.B.A. from MIT, and is engineer of the École Polytechnique, France.

Dr. Abraham was selected to serve as a member of our board of directors due to his significant executive experience and expertise on market research, consumer modeling and information systems.

David DiDomenico has served on our board of directors since September 2021 and served on the board of directors of Osprey Technology Acquisition Corp. (“Osprey”) from July 2019 until the closing of the business combination (the “merger”) between Osprey and BlackSky Holdings, Inc. (“Legacy BlackSky”) pursuant to that certain Agreement and Plan of Merger, dated February 17, 2021 (the “Merger Agreement”). Mr. DiDomenico has been a Partner of JANA Partners, an investment advisor based in New York City, since 2010. As the Head of JANA’s SPAC strategy, Mr. DiDomenico leads JANA’s SPAC efforts. In this capacity and during its investment phase, he served as Osprey’s Chief Executive Officer and President from June 2019 until the closing of the merger. He has been the Chief Executive Officer and President of Osprey Tech II since September 2020 and a member of its board of directors since March 2021. He previously served as a Co-Portfolio Manager of JANA’s hedge fund strategies. Prior to joining JANA Partners LLC in 2010, Mr. DiDomenico was a Managing Director of New Mountain Capital and the Portfolio Manager of the New Mountain Vantage Fund (2005-2010). He was previously an Associate Portfolio Manager at Neuberger Berman (2002-2005). From 1999-2002, Mr. DiDomenico was a member of the Acquisitions Team at Starwood Capital Group where he focused on corporate and real estate transactions. From 1998-1999, he was an Analyst at Tiger Management. From October 2019-June 2021, Mr. DiDomenico served on the board of directors of KAR Auction Services, Inc. (NYSE: KAR), a provider of car auction services in North America and the United Kingdom. He holds an MBA from the Stanford University Graduate School of Business and an AB from Harvard College.

    Mr. DiDomenico was selected to serve as a member of our board of directors due to his experience investing in and analyzing technology and technology-related companies for over 20 years, which we believe provides us with access to his extensive and unique expertise in fundamental business analysis, as well as given his broad professional relationships with technologists and investors.

Hon. Susan Gordon has served on our board of directors since September 2021. The Honorable Susan Gordon is a highly respected intelligence professional, visionary leader, and trusted strategic advisor on a broad spectrum of complex issues, including cybersecurity, emerging and disruptive technologies, artificial intelligence, and information operations. Ms. Gordon is the former principal deputy director of national intelligence, the nation’s highest-ranking career intelligence officer. In that capacity, Ms. Gordon managed the operations of the intelligence community and was a key advisor to the President and National Security Council. Prior to her role as principal deputy director of national intelligence, Ms. Gordon served as deputy director of the National Geospatial-Intelligence Agency (NGA). In this position, she provided leadership to the agency and managed the National System of Geospatial Intelligence. Prior to the NGA, she served 27 years at the Central Intelligence Agency (CIA). At the CIA, Ms. Gordon rose to senior executive positions in each of the Agency’s four directorates: operations, analysis, science and technology, and support. Over the course of her career, Ms. Gordon led the establishment of In-Q-Tel, the CIA’s venture arm, and ultimately became the Director’s senior advisor on cyber issues.

Ms. Gordon is the founder and principal of GordonVentures, LLC, a technology, strategy and risk consultancy and currently serves as a consultant and advisor on technology and global risk. Among other endeavors, she is a member of the board of directors of CACI, Avantus Federal, and National Intelligence University Foundation. Ms. Gordon also serves as a Trustee of the Mitre Corporation and is the Vice Chairperson of the

National Intelligence University Foundation. She also serves on several technology advisory boards and consults with Microsoft Corporation. Ms. Gordon is a fellow at Duke and Harvard Universities and she continues to support Defense Department and Intelligence Community study activities. She holds a Bachelor of Science degree in zoology (biomechanics) from Duke University.

Ms. Gordon was selected to serve as a member of our board of directors due to her expertise and experience with an exemplary history of leadership in the intelligence community.

Timothy Harvey has served on our board of directors since September 2021. Mr. Harvey has been the Executive Chairman of VTS, Inc., a leasing and asset management platform, since April 2017. Prior to that, from December 2014 to April 2017, he served as President of Commercial Solutions at BAE Systems Plc (“BAE”), a leading global defense, aerospace and security company. Mr. Harvey joined BAE as a result of BAE’s December 2014 acquisition of SilverSky, a provider of security software and managed services, where he served as CEO and was responsible for the growth and sale of the business to BAE. Mr. Harvey currently serves on the boards of OpenWeb, a social engagement platform, NoFraud, an all-in-one fraud prevention solution, Electric, an information technology company that helps businesses manage their IT security, and Keyfactor, a provider of secure digital identity management solutions. Mr. Harvey graduated with a degree in Finance from the University of Florida and served four years as an officer in the United States Marine Corps.

Mr. Harvey was selected to serve as a member of our board of directors due to his successful track record of leading market growth coupled with his extensive service on the boards of companies of similar size and scale as BlackSky.

Brian O’Toole has served as President, Chief Executive Officer and a member of our board of directors since September 2021. Mr. O’Toole became Legacy BlackSky’s President in November 2018 and also assumed chief executive officer duties for BlackSky Global in January 2019 and served in both capacities through the closing of the merger. Prior to serving as Legacy BlackSky’s President, Mr. O’Toole served as its Chief Technology Officer from June 2016 to November 2018. In addition, Mr. O’Toole has served as a member of Legacy BlackSky’s board of directors from January 2019 through the closing of the merger. Mr. O’Toole founded and served as the Chief Executive Officer of OpenWhere, Inc., a startup delivering global scale geospatial intelligence solutions to public and private sector customers, from July 2013 to June 2016, when the Company acquired OpenWhere, Inc. Prior to that, Mr. O’Toole served as the Chief Technology Officer of GeoEye Inc. from August 2008 to June 2013 where he led strategic efforts for developing and expanding technology, products, and solutions in geospatial intelligence and location-based services. Mr. O’Toole’s earlier roles include serving as the Vice President of Product Development at Overwatch Systems, founding and serving as the President of ITspatial, and serving as Technical Director and Systems Engineer at GE Aerospace for nine years. Mr. O’Toole received a B.S. in Computer Science from Clarkson University and a M.S. in Computer Engineering from Syracuse University.

Mr. O’Toole was selected to serve as a member of our board of directors due to his experience and the operational insight he brings as our Chief Executive Officer and President and director on Legacy BlackSky’s board and due to his extensive experience building and growing companies in the geospatial intelligence industry.

Will Porteous has served on our board of directors since September 2021 and served on Legacy BlackSky’s board of directors from February 2015, and specifically as Chairman of the board from December 2018, until the closing of the merger. Mr. Porteous is a General Partner with RRE Ventures and also serves as RRE Ventures’ Chief Operating Officer. During his 20-year career as an investor, Mr. Porteous has served on the boards of more than 20 companies. In addition to serving on our board, Mr. Porteous also currently serves as a director of Nanit, Paperless Post, Pattern, Pilot Fiber, Spire, Ursa Space Systems, and Wave. From 2010 to 2021, Mr. Porteous also served as a director of Buzzfeed. Mr. Porteous is also Chairman of the Dockery Farms Foundation, which he founded. From 2003 to 2018, Mr. Porteous served as an Adjunct Professor at Columbia Business School where he taught a course on venture capital. Mr. Porteous holds an M.B.A. from Harvard University, an M.S. from the London School of Economics, and a B.A. with Honors from Stanford University.

Mr. Porteous was selected to serve as a member of our board of directors due to his experience at RRE Ventures and his extensive service on the boards of other technology companies.

James Tolonen has served on our board of directors since September 2021. Mr. Tolonen served as the Senior Group Vice President and Chief Financial Officer of Business Objects, S.A., an enterprise software solutions provider, where he was responsible for its finance and administration commencing in January 2003 until its acquisition by SAP AG in January 2008. He remained with SAP AG until September 2008. Mr. Tolonen served as the Chief Financial Officer and Chief Operating Officer and a member of the board of directors of IGN Entertainment Inc., an Internet media and service provider, from October 1999 to December 2002. He served as President and Chief Financial Officer of Cybermedia, a PC user security and performance software provider, from April 1998 to September 1998, where he also served as a member of the board of directors from August 1996 to September 1998. Mr. Tolonen served as Chief Financial Officer of Novell, Inc., an enterprise software provider, from June 1989 to April 1998. Since May of 2016, Mr. Tolonen has served as a member of the board of directors of New Relic, Inc. and as chair of the Audit Committee and a member of the Compensation Committee.

Mr. Tolonen previously served on the boards of directors and audit committees of MobileIron, Inc. (2014—2020), Imperva, Inc., (2012—2019), Blue Coat Systems, Inc. (2008—2012), and Taleo Corporation (2010—2012). Mr. Tolonen holds a B.S. in Mechanical Engineering and an M.B.A. from the University of Michigan. Mr. Tolonen is also a Certified Public Accountant, inactive, in the State of California.

Mr. Tolonen was selected to serve as a member of our board of directors due to his background in accounting, his extensive experience as chief financial officer for a number of publicly-held companies, including at several software companies, as well as his involvement on numerous public company audit committees.

Our Executive Officers

The following table sets forth certain information about our executive officers as of March 1, 2022. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Brian O'Toole	58	Chief Executive Officer, President and Director
Johan Broekhuysen	51	Chief Financial Officer
Henry Dubois	60	Chief Development Officer
Christiana Lin	52	General Counsel and Corporate Secretary

Brian O’Toole. Please see “Our Directors” above for biographical information about Mr. O’Toole.

Johan Broekhuysen has served as our Chief Financial Officer since September 2021. From November 2019 to August 2021, he served as Founding Principal of Open Water Advisory Group LLC, an advisory group that delivers capital solutions to the telecom infrastructure chain. Previous to that, from November 2012 to September 2019, Mr. Broekhuysen served as Chief Financial Officer of Segra (formerly known as Lumos Networks), a fiber-based telecommunications provider, where he led business expansion and was responsible for corporate development, treasury-related matters and SEC reporting. From July 2008 to January 2012, Mr. Broekhuysen initially served as Vice President and Corporate Controller and subsequently as SVP and Corporate Controller, at GlobalLogic, a digital product engineering services company, where he was responsible for accounting and reporting, global tax strategy and compliance and financial planning and analysis. Mr. Broekhuysen received a Bachelor of Commerce in Accounting, Management Accounting, Economics and Commercial Law from Stellenbosch University and is also a licensed certified public accountant (CPA—inactive) in the Commonwealth of Virginia.

Henry Dubois has served as our Chief Development Officer since September 2021. Mr. Dubois served as Legacy BlackSky’s Chief Development Officer from August 2021 through the closing of the merger and currently leads our merger and acquisition planning as well as other corporate growth initiatives. Before joining us, from February 2009 to August 2021, Mr. Dubois was managing director at HED Consulting, a consulting firm that specializes in planning and implementing viable, sustainable household energy interventions, where he advised companies on strategic initiatives, operating improvements and financial activities. From April 2013 to May 2018 Mr. Dubois also served as Chief Executive Officer and President of Hooper Holmes Inc., a national provider of biometric screenings and comprehensive health and wellness programs. Mr. Dubois also has experience serving as an executive at two geospatial companies and he brings proven experience in growth strategies, deal sourcing and integration. For instance, from February 2005 to December 2012, Mr. Dubois served as CFO and an executive advisor at GeoEye, a commercial satellite imagery company, where he helped grow revenues from $30 to $350 million. Similarly, at DigitalGlobe, a vendor of space imagery and geospatial content and operator of civilian remote sensing spacecraft, Mr. Dubois held several executive positions including President, Chief Financial Officer and Chief Operating Officer. Mr. Dubois was also Chief Executive Officer of an Asian telecom company, PT Centralindo Panca Sakti. He brings extensive domestic and international experience leading telecom and satellite imaging companies through periods of growth, merger and acquisition activity. Mr. Dubois currently serves on the board of directors of Endurance Acquisition Corporation (NASDAQ: EDNCU). Mr. Dubois received a Masters of Management, Finance, Marketing and Accounting at Northwestern University’s Kellogg School of Management as well as a B.A. in Mathematics at College of the Holy Cross.

Christiana Lin has served as our General Counsel and Corporate Secretary since September 2021. Ms. Lin served as Legacy BlackSky’s General Counsel and Corporate Secretary from August 2021 through the closing of the merger. Ms. Lin brings over two decades of experience working with business, government and legal teams during growth and innovation cycles. Before joining us, from July 2018 to August 2021, Ms. Lin served as General Counsel and Chief Privacy and Administrative Officer at Rakuten Marketing, a digital advertising and data company, where she helped restructure legacy business lines to increase profitability and built the foundation for accelerating the growth of emerging businesses. Previous to that, from May 2017 to August 2021, Ms. Lin served as Venture Partner at NextGen Partner Ventures, a venture capital firm, as a partner with Outside GC, serving as virtual general counsel to startup technology companies. From February 2001 to February 2017, Ms. Lin served as Executive Vice President, General Counsel, Chief Privacy Officer and Corporate Secretary at comScore, a pioneer in media measurement and analytics. While at comScore, Ms. Lin helped grow the business from an early-stage start-up to a $450 million-dollar public market capitalization company with teams across Europe, APAC and the Americas. Ms.

Lin received a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.

Code of Business Conduct

Our board of directors adopted a code of business conduct (the “code of business conduct”) that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.
Copies of the code of business conduct and charters for each of our committees are provided without charge upon request from us and are posted on our website. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct on our website.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. Our audit committee is responsible for overseeing the management of risks associated with our financial reporting, accounting and auditing matters, our compensation committee oversees the management of risks associated with our compensation policies and programs, and our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee

We have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are Mr. Tolonen, Mr. Porteous and Mr. Harvey. Mr. Tolonen serves as the chairperson of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Tolonen, Mr. Porteous and Mr. Harvey qualify as an independent director for audit committee purposes under the applicable rules.

Each member of the audit committee meets the financial literacy requirements of the NYSE listing standards, and Mr. Tolonen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our board of directors in overseeing and monitoring (i) the quality and integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, (iv) the performance of our internal audit function and (v) the performance of our independent registered public accounting firm.

The functions of the audit committee include, among other things:
•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing our financial reporting processes and disclosure controls;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of our internal audit function;
•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;
•obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
•monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•reviewing our annual and quarterly financial statements and annual and quarterly reports on Form 10-K and 10-Q, and discussing the statements and reports with our independent auditors and management;
•reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;
•reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting, auditing or other matters;
•preparing the report that the SEC requires in our annual proxy statement;
•reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct;
•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
•reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Our board of directors adopted a written charter for the audit committee, which is available on our website.

Compensation Committee

The members of our compensation committee are Mr. Porteous, Mr. Harvey and Dr. Abraham. Mr. Harvey serves as the chairperson of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two (2) members of the compensation committee, all of whom must be independent. Each of Mr. Porteous, Mr. Harvey and Dr. Abraham qualify as an independent director for compensation committee purposes under the applicable rules.

The purpose of the compensation committee is to assist our board of directors in discharging its responsibilities relating to (i) setting our compensation program and compensation of our executive officers and directors, (ii) monitoring our incentive and equity-based compensation plans and (iii) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our board of directors adopted a written charter for the compensation committee, which is available on our website.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Abraham, Ms. Gordon and Mr. Tolonen. Dr. Abraham serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in: (i) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, (ii) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (iii) identifying members of the board of directors qualified to fill vacancies on any board of directors committee and recommending that the board of directors appoint the identified member or members to the applicable committee, (iv) reviewing and recommending to the board of directors corporate governance principles applicable to us, (v) overseeing the evaluation of the board of directors and management and (vi) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our website.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers that serves as a member of our board of directors or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2021, all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that a Form 3 filing for Seahawk SPV Investment LLC reporting its beneficial ownership upon becoming a greater than 10% stockholder on September 9, 2021 was filed late.

Item 11.        Executive Compensation

Our named executive officers for the year ended December 31, 2021, consisting of our principal executive officer and our other three executive officers, were:
•Brian O’Toole, President and Chief Executive Officer;
•Johan Broekhuysen, current Chief Financial Officer;
•Henry Dubois, Chief Development Officer; and
•Brian Daum, former Chief Financial Officer and Chief Operating Officer.
Summary Compensation Table
The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Non-Equity Incentive Plan Compensation ($)	Option Awards ($)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Brian O’Toole	2021	408,125		520,000	(5)	290,444		17,128,801	9,298	(9)	18,356,668
President and Chief Executive Officer	2020	375,000		425,750	(6)			8,462	5,500	(10)	814,712
John Broekhuysen(3)	2021	141,701				142,823	1,326,221	6,248,839	1,618	(13)	7,861,202
Current Chief Financial officer
Henry Dubois(4)	2021	603,522	(15)	250,000	(8)	111,290	663,110	2,285,640	400	(14)	3,913,962
Chief Development Officer
Brian Daum	2021	252,083		500,000	(7)			6,248,839	157,083	(11)	7,158,005
Former Chief Financial Officer and Chief Operating Officer	2020	275,000		137,500				6,347	17,200	(12)	436,047
________________________
(1)For 2020, amounts reflect bonus payments earned in 2019 and paid in 2020.
(2)Amounts represent the aggregate grant-date fair value of restricted stock awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 2 to BlackSky’s audited consolidated financial statements included elsewhere in this prospectus for a discussion of the assumptions made by BlackSky in determining the grant-date fair value of BlackSky’s equity awards. In addition, in connection with a stock option exchange implemented in May 2020, the executive officers’ eligible stock options were converted to restricted stock awards with the same time-based vesting terms. There was incremental fair value calculated in accordance with FASB ASC Topic 718 with respect to this exchange, resulting in incremental fair value of $4,930 for Mr. O’Toole and $3,697 for Mr. Daum.
(3)Mr. Broekhuysen joined the Company in 2021.
(4)Mr. Dubois was not a named executive officer in 2020.
(5)Consists of a bonus payment of $520,000 paid in connection with the closing of the merger.
(6)Includes a retention bonus payment of $238,250 paid in 2020 pursuant to his Executive Employment Agreement.
(7)Consists of a bonus payment of $500,000 paid in connection with the closing of the merger.
(8)Consists of a bonus payment of $250,000 paid in connection with the closing of the merger.
(9)Consists of (i) $980 in monthly mobile phone and data allowances, (ii) $7,380 in expensed reimbursement for legal fees in connection with negotiating his employment agreement and (iii) $937.50 in employer 401(k) plan contributions.
(10)Includes a tax gross-up payment for the costs associated with restricted stock awards.

(11)Consists of (i) $600 in monthly mobile phone and data allowances, (ii) $22,916.66 in severance pay, (iii) $2,508.42 in COBRA reimbursement, (iv) $5,016.21 in employer 401(k) plan contributions and (v) a payment of $126,041.67, which is his bonus severance payment pursuant to the Transition and Consulting Agreement.
(12)Consists of (i) a tax gross-up for the costs associated with restricted stock awards, (ii) employer 401(k) plan contributions, and (iii) monthly mobile phone and data allowances.
(13)Consists of (i) $1,218.00 in employer 401(k) plan contributions, and (ii) $400 in monthly mobile phone and data allowances.
(14)Consists of $400 in monthly mobile phone and data allowances
(15)Includes salary received as a consultant to the Company prior to becoming an executive officer.

Components of Executive Officer Compensation

For 2021, the key elements of the compensation program for our named executive officers consisted of a base salary, target cash incentive bonus awards and grants of equity awards. Base salary was set at a level that was commensurate with the executive’s respective duties and authorities, contributions, prior experience and sustained performance. Annual target cash incentive bonus awards for named executive officers were paid out at target in respect of 2021.

Equity awards granted in 2021 to our named executive officers were made in the form of options and RSUs under the BlackSky 2014 Equity Incentive Plan (the “2014 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”), respectively.

Executive Compensation Arrangements

Brian O’Toole (CEO) Employment Agreement

In connection with the merger, Legacy BlackSky entered into a confirmatory employment letter with Mr. O’Toole, our President and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Mr. O’Toole is an at-will employee. The confirmatory employment letter superseded all pre-existing agreements and understandings that Mr. O’Toole may have entered into concerning his employment relationship with Legacy BlackSky. As set forth in the confirmatory employment letter, Mr. O’Toole’s annual base salary was increased from $375,000 (the “Prior Base Salary”) to $465,000 (the “New Base Salary”), and he was eligible for a target annual cash bonus opportunity for 2021 equal to 50.0% of the Prior Base Salary for the period from January 1, 2021 through August 17, 2021 and 100% of the New Base Salary from August 18, 2021 through December 31, 2021. As set forth in the confirmatory employment letter, Mr. O’Toole was also paid a $520,000 bonus in connection with the closing of the merger and was reimbursed for approximately $7,000 in attorneys’ fees incurred in connection with the negotiation, preparation, and execution of the confirmatory employment letter.

Mr. O’Toole’s confirmatory employment letter provides that, beginning in calendar year 2022, Mr. O’Toole will be eligible to receive annual equity awards under the Company’s equity incentive plans as in effect from time to time. His confirmatory employment letter provides that it is expected he would receive annual target equity awards starting 2022 consisting of (i) restricted stock units (“RSUs”) having a value of $937,500 (based on the Company’s share price on the date of grant), which will generally vest with respect to 25% of the RSUs on the first anniversary of the vesting commencement date and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and (ii) an option to purchase a number our Class A common stock (“Class A common stock”) equal to twice the number of shares subject to the RSU award for the applicable year, which will generally vest with respect to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date). However, the actual annual equity awards granted to O’Toole (if any) and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.

Mr. O’Toole participates in the Executive Severance Plan, as described further below, as a Tier 1 participant.

Johan Broekhuysen (CFO) Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Mr. Johan Broekhuysen, effective August 18, 2021, to set forth the terms and conditions of Mr. Broekhuysen’s employment with Legacy BlackSky as a Senior Advisor initially and then subsequent succession to the role of chief financial officer of BlackSky, to occur two business days following the filing of the required disclosure statement on Form 8-K related to the consummation of the merger. The executive offer letter provides for Mr. Broekhuysen to receive an annual base salary of $385,000 and his eligibility to participate in the Company’s annual incentive bonus program, with an annual bonus target of not less than 100% of his annual base salary (with his annual bonus target for the Company’s 2021 fiscal year prorated based on his employment start date).

Mr. Broekhuysen received an initial equity award under the Company’s equity incentive plan in respect of calendar year 2021, consisting of (i) an award of RSUs having a value of $3,500,000 (based on the closing price of a share of BlackSky Technology Inc.'s Class A common stock on the New York Stock Exchange on December 10, 2021), which will vest with respect to 25% of the RSUs on September 10, 2022 and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and (ii) an option to purchase a number of BlackSky shares equal to twice the number of shares subject to the RSU award in respect of calendar year 2021, which will vest with respect to 25% of the shares subject to the option on September 10, 2022 and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date). Beginning in calendar year 2022, Mr. Broekhuysen will be eligible to receive annual equity awards under the Company’s equity incentive plans as in effect from time to time. His employment letter provides that it is expected he would receive annual equity awards starting 2022 consisting of (i) an annual award of RSUs having a value of $1,750,000 (based on BlackSky’s share price on the date of grant), and (ii) an option to purchase a number of BlackSky shares equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Mr. Broekhuysen (if any) and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.

Mr. Broekhuysen participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

Henry Dubois (Chief Development Officer) Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Mr. Henry Dubois, effective August 18, 2021, to serve as the Company’s chief development officer. The executive offer letter provides for Mr. Dubois to receive an annual base salary of $400,000 and his eligibility to participate in the Company’s annual incentive bonus program, with an annual bonus target of not less than 75% of his annual base salary (with his annual bonus target for the Company’s 2021 fiscal year prorated based on his employment start date, which is considered to be August 17, 2021 for purposes of the offer letter). Upon beginning employment, the consulting agreement between Mr. Dubois and Legacy BlackSky terminated (provided, however, that Mr. Dubois remained eligible to receive, and did receive on September 30, 2021, a $250,000 financing transaction incentive fee earned on the consummation of the merger in accordance with the consulting agreement), and his outstanding equity awards continue to vest in accordance with their terms.

Mr. Dubois received an initial equity award under the Company’s equity incentive plan in respect of calendar year 2021, consisting of (i) an award of RSUs having a value of $1,750,000 (based on the closing price of a share of BlackSky Technology Inc.'s Class A common stock on the New York Stock Exchange on December 10, 2021), which will vest with respect to 25% of the RSUs on September 10, 2022 and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and (ii) an option to purchase a number of BlackSky shares equal to twice the number of shares subject to the RSU award in respect of calendar year 2021, which will generally vest with respect to 25% of the shares subject to the option on September 10, 2022 and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date).

Beginning in calendar year 2022, Mr. Dubois will be eligible to receive annual equity awards under the Company’s equity incentive plans as in effect from time to time. His employment letter provides that it is expected he would receive annual equity awards starting 2022 consisting of (i) an annual award of RSUs having a value of $875,000 (based on our Class A common stock share price on the date of grant), and (ii) an option to purchase a number of our Class A common stock equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Mr. Dubois (if any) and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.

Mr. Dubois participates in the Executive Severance Plan, as described further below, as a Tier 2 participant. In addition, Mr. Dubois’s RSU awards outstanding prior to the merger will accelerate their vesting upon a termination without cause independent of a change in control (notwithstanding the Executive Severance Plan to the contrary).

Brian Daum (former CFO and COO) Employment Agreement

On August 18, 2021, Legacy BlackSky entered into a transition and consulting agreement with Mr. Brian Daum, its then-current chief financial officer and chief operating officer, effective as of such date. Pursuant to the transition and consulting agreement (which superseded all pre-existing agreements and understandings that Mr. Daum may have entered into concerning his employment or service relationship with Legacy BlackSky), (i) effective September 16, 2021 (the “Transition Date”), Mr. Daum resigned from his positions with BlackSky and continued employment with BlackSky as a Senior Advisor from such Transition Date through November 30, 2021 (the “Separation Date,” and such period, the “Transition Period”), and (ii) as of the Separation Date, Mr. Daum separated from employment with BlackSky and provided services as a consultant for a period through the 180th day after the consummation of the merger, to support the transition of responsibilities to the successor chief financial officer (the “Consulting Period”).

During the Transition Period, Mr. Daum received a monthly base salary of $22,916.66 and remained eligible to participate in Company welfare benefit plans in accordance with their terms, but was no longer eligible to participate in any Company bonus plans. Upon the expiration of the Transition Period, Mr. Daum received (i) an amount equal to $137,500, to be paid over 6 months, (ii) a lump sum cash payment equal to $137,500 (reflecting his target bonus at 50% of his base salary), to be prorated based on number of days worked in year of termination, and (iii) reimbursement for COBRA premiums for up to six months. As set forth in the transition and consulting agreement, Mr. Daum was also paid a $500,000 bonus in connection with the closing of the merger.

During the Consulting Period, Mr. Daum received a consulting fee of $2,000 per month for up to 5 hours of services, plus $400 an hour for each additional hour worked, up to a maximum of 20 additional hours per month, and was not eligible to participate in any Company benefit plans. During both the Transition Period and the Consulting Period, Mr. Daum’s outstanding equity awards continued to vest in accordance with their terms (including that his completion of services upon the expiration of Consulting Period was to be treated as a termination without cause). The transition and consulting agreement also provided for Mr. Daum’s release of claims in favor of the Company and mutual non-disparagement obligations between the Company and Mr. Daum.

2021 Executive Bonus Program

For 2021, the Compensation Committee of Legacy BlackSky’s board of directors approved a bonus program in which each named executive officer participated, provided that Mr. Daum’s participation ceased in connection with his transition during 2021 from his role as Chief Financial Officer. The 2021 bonus program required the achievement of certain corporate objectives, including those related to the Company’s financial performance, operating goals, strategic initiatives, successful launches of satellites, hiring and employee-related objectives, marketing, the completion of the business combination between the Company and BlackSky Holdings, Inc. and certain related milestones, and certain public company readiness objectives. Following the end of the 2021 year, the Board assessed the extent to which the performance objectives were attained on an overall basis and considered other Company successes during 2021. As a result, the Board approved a bonus for each participating named executive officer equal to 100% of his target bonus opportunity. Mr. Broekhuysen’s bonus was prorated to reflect that he joined the Company as its Chief Financial Officer during the year. Mr. Dubois’s bonus was prorated to reflect that he joined the Company as its Chief Development Officer during the year. Bonus eligibility required the named executive officer’s continued employment through the date of payment, or in the case of Mr. O’Toole, through December 31, 2021.

BlackSky Technology Inc. Executive Change in Control and Severance Plan

Legacy BlackSky adopted the BlackSky Technology Inc. Executive Change in Control and Severance Plan (the “Executive Severance Plan”), effective August 16, 2021, to provide enhanced severance benefits for a select group of management or highly compensated employees (within the meaning of ERISA) who are designated by the plan administrator as participants and who have executed a participant agreement. Participants may be designated to receive different levels of benefits under the Executive Severance Plan as a Tier 1, 2 or 3 participant, as determined by the plan administrator and set forth in their applicable Participation Agreements. Mr. O’Toole has been designated as a Tier 1 participant under the Executive Severance Plan, and Messrs. Broekhuysen and Dubois have been designated as a Tier 2 participants under the Executive Severance Plan.

Upon a participant’s “involuntary termination” (generally defined as a termination of employment (x) by the Company without Cause (as defined in the Executive Severance Plan) and other than due to the participant’s death or disability, or (y) by the participant in a Good Reason Termination (as defined in the Executive Severance Plan)), and such involuntary termination is not within a “change in control period” (as defined below), the participant shall receive: (i) a lump sum payment equal to 150% (for a Tier 1 participant), 100% (for a Tier 2 participant), or 50% (for a Tier 3 participant) of his or her base salary, (ii) prorated target bonus for year of termination (and any prior year bonus to the extent earned but not yet paid), and (iii) payment of COBRA premiums (or cash in lieu) for a period of up to 18 months (for a Tier 1 participant), 12 months (for a Tier 2 participant) or 6 months (for a Tier 3 participant).

Upon a participant’s involuntary termination during the period beginning 3 months prior to a change in control (as defined in the Executive Severance Plan, and which does not include the merger) and ending 18 months after the change in control (the “change in control period”), the participant shall receive: (i) a lump sum payment ranging equal to 200% (for a Tier 1 participant), 150% (for a Tier 2 participant), or 100% (for a Tier 3 participant) of base salary, (ii) prorated target bonus for year of termination (and any prior year bonus to the extent earned but not yet paid), (iii) payment of COBRA premiums (or cash in lieu) for a period of up to 24 months (for a Tier 1 participant), 18 months (for a Tier 2 participant), or 12 months (for a Tier 3 participant), and (iv) full vesting of time-based equity awards.

All payments under the Executive Severance Plan are contingent on the participant’s execution of a separation agreement and release of claims in favor of the Company. In the event any payments would constitute “parachute payments” under Section 280G of the Code and would be subject to the excise tax under Section 4999 of the Code, the participant is entitled to receive either the full amount of such payments, or an amount reduced to the extent necessary to avoid imposition of the excise tax, determined on a “best net after-tax” basis to the participant.

Equity Award Agreements

In addition to payments and benefits under their existing employment agreements, on June 9, 2021 and May 24, 2021, respectively, Legacy BlackSky entered into amended and restated restricted stock grant agreements with each of Messrs. O’Toole and Daum. Under the amended and restated agreements, Mr. O’Toole’s restricted shares vested in full in October 2021 and Mr. Daum’s restricted shares vested in full upon completion of the Consulting Period.
401(k) Plan

We maintain a 401(k) retirement savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our 401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code and the applicable limits under the 401(k) plan, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. All of a participant’s deferral contributions into the 401(k) plan are 100% vested when contributed. The 401(k) plan permits us to make discretionary nonelective employer contributions and discretionary matching employer contributions. Any nonelective employer contribution allocated to a participant will be scheduled to vest as to 25% of such contribution when the participant completes two years of service and as to 25% of such contribution when the participant completes each additional year of service. Any matching employer contributions are 100% vested when contributed. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions generally are not taxable when distributed from the 401(k) plan.

Treatment of Legacy BlackSky Equity Awards in the Merger

As of the time at which the merger became effective (the “Effective Time”) and by virtue of the merger, each Legacy BlackSky Stock Option that was outstanding and unexercised as of immediately prior to the Effective Time was converted into an option to acquire a number of shares of Osprey Class A common stock equal to the product of (x) the number of shares of Legacy BlackSky Class A common stock subject to the applicable Legacy BlackSky Stock Option and (y) 0.0912, and was subject to the same terms and conditions as were applicable to such Legacy BlackSky Stock Option (each an “Assumed Osprey Stock Option”). The exercise price per share of each Assumed Osprey Stock Option was equal to the quotient obtained by dividing (x) the exercise price per share applicable to such Legacy BlackSky Stock Option by (y) 0.0912.

As of the Effective Time and by virtue of the merger, each Legacy BlackSky RSU Award that was outstanding as of immediately prior to the Effective Time was converted into an award of Osprey restricted stock units covering a number of shares of Osprey Class A common stock equal to the product of (x) the number of shares of Legacy BlackSky common stock subject to the applicable Legacy BlackSky RSU Award and (y) 0.0912, and was subject to the same terms and conditions as were applicable to such Legacy BlackSky RSU Award.

Each Legacy BlackSky Warrant that was outstanding and unexercised as of immediately prior to the Effective Time was (i) automatically exercised in accordance with its terms immediately prior to the Effective Time if such Legacy BlackSky Warrant provided that it would be automatically exercised in connection with the merger (an “Exercising Legacy BlackSky Warrant”), (ii) automatically terminated in accordance with its terms immediately prior to the Effective Time if such Legacy BlackSky Warrant provided that it would be automatically terminated if not exercised prior to the Effective Time (a “Terminating Legacy BlackSky Warrant”) or (iii) assumed by Osprey and converted into a warrant to acquire Company Class A common stock if the Legacy BlackSky Warrant was not a Terminating Legacy BlackSky Warrant or Exercising Legacy BlackSky Warrant.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers for the fiscal year ended December 31, 2021.

	Option Awards						Stock Awards
Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Brian O’Toole	2/17/2021						2,462,359	(1)	11,055,992
Brian Daum	2/17/2021						898,305	(1)	4,033,389
	5/13/2020						89,402	(2)	401,415
Johan Broekhuysen	12/21/2021						439,146	(3)	1,971,766
	12/21/2021		878,292	(4)	7.97	12/21/2031
Henry Dubois	12/21/2021						219,573	(3)	985,883
	12/21/2021		439,146	(4)	7.97	12/21/2031
	3/24/2021						25,650	(5)	115,169
_____________________
(1)50% of the restricted stock units (“RSUs”) will vest 180 days subsequent to consummation of the merger; 50% of the remaining RSUs will vest ratably over eight consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 50% of the RSUs. If Mr. O’Toole’s continuous status as a service provider to BlackSky is terminated by BlackSky (or its successor) without cause (other than due to death or disability) or by Mr. O’Toole for good reason, in each case in connection with or within twelve (12) months after a change in control or any merger or other material corporate transaction in connection with which the Company acquires, is acquired by or otherwise combines or consolidates with a special purpose acquisition company, whether or not such transaction constitutes a change in control (and which will include the merger), then 100% of the then-unvested total number of restricted stock units covered by the RSU will vest. The restricted stock units for Mr. Daum fully vested on March 8, 2022.
(2)Represents unvested shares of restricted stock granted pursuant to an option exchange agreement and restricted stock grant agreement between Mr. Daum and Spaceflight Industries, Inc. on May 13, 2020, as amended by the amended and restated restricted stock grant agreement dated as of May 24, 2021. These shares fully vested on March 8, 2022.
(3)25% of the RSUs will vest at the one-year anniversary of the vesting commencement date; 75% of the RSUs will vest ratably over twelve consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs.
(4)25% of the shares subject to the option will vest on September 10, 2022 and thereafter, one forty-eighth (1/48th) of the award will be scheduled to vest monthly on the 10th day of each month, subject to the continuous status as a service provider through the applicable vesting date.
(5)One fourth (1/4th) of the RSUs will be vested as of the Date of Grant (as defined in the RSU Grant Agreement); and, provided that the Liquidity Event Date (as defined in the RSU Grant Agreement) occurs on or before October 31, 2021 (the “Liquidity Event Deadline Date”), (a) one half (1/2) of the RSUs will be scheduled to vest on the Liquidity Event Date, and (b) one forty eighth (1/48th) of the RSUs will be scheduled to vest monthly thereafter on the same day of the month as the Liquidity Event Date (or the last day of the month, if a particular month does not have a corresponding day), in each case subject to Participant (as defined in the RSU Grant Agreement) remaining a Service Provider (as defined in the RSU Grant Agreement) through the applicable vesting date.
(6)Reflects the fair market value of our common stock of $4.49 as of December 31, 2021 multiplied by the amount shown in the column for the number of shares that have not vested.

Director Compensation

Prior to the merger, we had no formal policy under which non-employee directors received compensation for their service on our board of directors or its committees. Our policy was to reimburse non-employee directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as non-employee directors, and we occasionally granted stock options to non-employee directors.

In connection with the closing of the merger, our board of directors adopted an outside director compensation policy (the “Outside Director Compensation Policy”) that became effective on the date of the closing of the merger. The Outside Director Compensation Policy is designed to align the interests of the non-employee directors with the interests of stockholders through equity awards and to attract and retain high quality non-employee directors by providing competitive compensation. Non-employee directors were granted an Initial Award (as defined below) of restricted stock units in December 2021, following the registration of shares of our common stock on a Form S-8 Registration Statement, such date of the filing of the S-8 Registration Statement, the “Registration Date”.

Cash Compensation

The policy provides for an annual cash retainer of $90,000, which is payable quarterly in arrears on a pro-rated basis. There are no additional retainers for service as a member (or chair) of a committee of our board of directors, as chairperson of our board of directors, or as lead director and no per-meeting attendance fees for attending meetings of our board of directors or any of our committees.

Equity Compensation

Initial Award. Pursuant to the Outside Director Compensation Policy, each individual who first becomes a non-employee director after the Registration Date will receive, on the first trading day on or after the date that the individual first becomes a non-employee director, an initial award, or the Initial Award, of restricted stock units with a grant date fair value equal to $300,000. The Initial Award will be scheduled to vest as to one-third of the shares subject to the Initial Award on each of the one-, two-, and three-year anniversaries of the Initial Award’s grant date, subject to continued service through the applicable vesting dates. If the person was a member of the BlackSky board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle the individual to an Initial Award.

Annual Award. Pursuant to the Outside Director Compensation Policy, each non-employee director automatically will receive, on the first trading day immediately after the date of each annual meeting of our stockholders that occurs following the effective date of the Outside Director Compensation Policy, an annual award, or the Annual Award, of restricted stock units covering a number of shares of our common stock having a grant date fair value of $150,000, provided that such individual, as of the date of an annual meeting of our stockholders, has served as a non-employee director for at least 6 months. Each Annual Award will be scheduled to vest as to all of the shares subject to the Annual Award on the one-year anniversary of the Annual Award’s grant date, or if earlier, the day of the next annual meeting of stockholders that occurs after the grant date of the Annual Award, subject to continued service through such vesting date.

Other Initial Award and Annual Award Terms. Each Initial Award and Annual Award will be granted under the 2021 Plan (or its successor plan, as applicable) and form of award agreement under such plan. For purposes of each Initial Award and Annual Award, the award’s grant date fair value will be determined in accordance with U.S. Generally Accepted Accounting Principles.

Change in Control. In the event of a change in control, as defined in the 2021 Plan (or its successor plan, as applicable), each non-employee director’s then-outstanding equity awards covering shares of our common stock that were granted to him or her while a non-employee director will accelerate vesting in full, provided that he or she remains a non-employee director through the date of the change in control.

Director Compensation Limits. The Outside Director Compensation Policy provides that in any fiscal year, no non-employee director may be granted equity awards, the value of which will be based on their grant date fair value determined in accordance with U.S. Generally Accepted Accounting Principles, and be provided any other compensation (including without limitation any cash retainers or fees) in amounts that, in any Fiscal Year, in the aggregate, exceed $500,000, provided that in the fiscal year of the individual’s initial service as a non-employee director, such amount will be increased to $800,000. Equity awards granted or other compensation provided to an individual (x) for his or her services as employee, or for his or her services as a consultant (other than as a non-employee director), or (y) before the date of the closing of the merger will not count toward this annual limit.

Director Compensation for Fiscal Year 2021

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our Board, for the fiscal year ended December 31, 2021. Directors who are also our employees receive no additional compensation for their service as directors. During 2021, Mr. O'Toole was an employee and executive officer of the company and therefore, did not receive compensation as a director. See “Executive Compensation” for additional information regarding Mr. O'Toole’s compensation.

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
William Porteous	27,635.87	203,261.4	—	—	—	230,897.27
Magid Abraham	27,635.87	203,261.4	—	—	—	230,897.27
David DiDomenico(1)	27,635.87	203,261.4	—	—	—	230,897.27
Susan Gordon	22,989.13	203,261.4	—	—	—	226,250.53
Timothy Harvey	27,635.87	203,261.4	—	—	—	230,897.27
James Tolonen	27,635.87	203,261.4	—	—	—	230,897.27
(1) Mr. DiDomenico has assigned his board compensation to JANA Partners, LLC.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2021:

Name	Number of Shares Underlying Outstanding Stock Awards	Number of Shares Underlying Outstanding Options
William Porteous	37,641	—
Magid Abraham	37,641	—
David DiDomenico(1)	37,641	—
Susan Gordon	37,641	—
Timothy Harvey	37,641	—
James Tolonen	37,641	—

(1) Mr. DiDomenico has assigned his board compensation to JANA Partners, LLC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2021.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	4,656,064	7.97	10,959,227
Equity compensation plans not approved by security holders (2)	-	-	-
Total	4,656,064		10,959,227

(1)    Equity compensation plans approved by our stockholders include the Omnibus Incentive Plan and the ESPP.
(2)    Each of the 2014 Plan and the 2011 Plan was adopted by Legacy BlackSky prior to the business combination, and no additional awards will be granted pursuant to the 2014 Plan or the 2011 Plan following the business combination. However, we assumed certain equity awards granted pursuant to each of the 2014 Plan and 2011 Plan in connection with the business combination. As of December 31, 2021, the number of securities to be issued upon exercise of outstanding equity awards pursuant to each of the 2014 Plan and 2011 Plan was 11,730,342 and 41,275, respectively, and the weighted-average exercise price of the outstanding options was $0.21 and $1.97, respectively.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 29, 2022, by:

•each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our outstanding Class A common stock;

•each of our named executive officers and directors; and

•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 29, 2022. Shares subject to options that are currently exercisable or exercisable within 60 days of March 29, 2022 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers of is 13241 Woodland Park Road, Suite 300, Herndon, VA 20171. The beneficial ownership percentages in the table below are calculated based on 120,487,582 shares of Class A common stock issued and outstanding as of March 29, 2022.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Greater than 5% Stockholders:
Entities affiliated with Mithril LP(2)	18,628,026	15.5
Seahawk SPV Investment LLC(3)	18,134,612	14.8
VCVC IV LLC(4)	9,951,809	8.3
Named Executive Officers and Directors:
Brian O’Toole	1,481,349	1.2
Johan Broekhuysen	12,000	*
Henry Dubois(5)	70,178	*
Brian Daum	1,090,323	*
Magid Abraham	—	—
David DiDomenico	—	—
Sue Gordon	—	—
Timothy Harvey	—	—
William Porteous	—	—
James Tolonen	—	—
All directors and executive officers as a group (10 persons)	1,563,527	1.2
* Represents less than 1% of the total.

(1)Unless otherwise noted, the business address of each of these shareholders is c/o BlackSky Technology Inc., 13241 Woodland Park Road, Suite 300, Herndon, Virginia 20171.
(2)Based on information included in the Schedule 13D filed by Mithril II LP, Mithril II GP LP (“GP II”), Mithril II UGP LLC, Mithril LP and Mithril GP LP (“GP I) on September 20, 2021. Consists of (i) 10,386,626 shares held by Mithril LP and (ii) 8,241,400 shares held by Mithril II LP. Mithril Capital Management LLC (“MCM”) is a management company that manages Mithril LP and Mithril II LP, and is appointed by GP I, the general partner of Mithril LP, and GP II, the general partner of Mithril II LP, each of which has formal control over its respective fund. Peter Thiel and Ajay Royan are the members of the investment committees of GP I and GP II. The investment committees make all investment decisions with respect to these entities and may be deemed to share voting and investment power over the securities held by Mithril LP and Mithril II LP. The address of each of the Mithril entities and Mr. Royan is c/o Mithril Capital Management, LLC, 600 Congress Ave., Suite 3100, Austin, Texas 78701. The address of Mr. Thiel is c/o Thiel Capital LLC, 9200 Sunset Boulevard, Suite 1110, West Hollywood, California 90069.
(3)Based on information included in the Schedule 13G filed by Seahawk SPV Investment LLC on September 23, 2021, Seahawk SPV Investment LLC (“Seahawk”) is the record holder of such shares. Seahawk is a direct wholly-owned subsidiary of Thales Alenia Space US Investment LLC (“TAS US”), which, in turn, is a wholly-owned subsidiary of Thales Alenia Space S.A.S (“TAS”). TAS is a joint venture whose majority owner is Thales S.A., a French public company (“Thales”). By reason of their relationships, TAS US, TAS and Thales may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of the shares held by Seahawk and may be deemed to have shared beneficial ownership of the shares held directly by Seahawk. The address of Seahawk is 2733 South Crystal Drive, Suite 1200, Arlington, Virginia 22202. The address of TAS US is 1209 Orange Street, Wilmington, County of New Castle, Delaware 19801. The address of TAS is 100 Bd du Midi – 06150 Cannes la Bocca – France. The address of Thales is Tour Carpe Diem, 31 Place des Corolles, Esplanade Nord – 92400 Courbevoie – France.
(4)Based on information included in the Schedule 13G filed by VCVC IV LLC (“VCVC IV”), VCVC Management IV LLC (“VCVC Management”) and Cougar Investment Holdings LLC (“Cougar”) on February 10, 2022. VCVC Management serves as the Manager of VCVC IV and Cougar serves as the Managing Member of VCVC Management. Cougar has sole voting and dispositive power over the shares held by VCVC IV. Both of VCVC Management and Cougar disclaims, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of these securities, except to the extent of their respective pecuniary interests therein, and this report shall not be deemed an admission that either of VCVC Management or Cougar is the beneficial owner of such securities for purposes of Section 16 or for any other purposes.
(5) Consists of 65,738 shares of Class A common stock and 4,440 RSUs that vest within 60 days of March 29, 2022.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The following is a description of each transaction since January 1, 2020, and each currently proposed transaction, in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000;
•any of our directors (including director nominees), executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Certain Relationships and Related Person Transactions
Registration Rights Agreement
Under the Amended and Restated Registration Rights Agreement, the holders of Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement) or their permitted transferees have customary demand and piggyback registration rights, subject to cut-back provisions. The Company will bear the expenses incurred in connection with the filing of any such registration rights. For a complete description of registration rights, you should refer to the Amended and Restated Registration Rights Agreement.
Subscription Agreements
In connection with the execution of the Merger Agreement, Osprey and those certain investors (the “PIPE Investors”) who participated in the private placement of 18,000,000 shares of the Company’s Class A common stock at the closing of the merger (the “PIPE Investment”) entered into the Subscription Agreements, pursuant to which the PIPE Investors subscribed for, collectively, 18,000,000 newly- issued shares of Company Class A common stock, which was issued on the date of the closing of the merger.
Mithril II LP (of which Ajay Royan, a member of Legacy BlackSky’s board of directors, is Managing Director) was one of the PIPE Investors and purchased 500,000 shares of Company Class A common stock in the PIPE Investment for a total purchase price of $5,000,000.
Pre-Merger Combination Related Party Transactions of Legacy BlackSky
LeoStella Joint Venture
In March 2018, Legacy BlackSky formed a 50-50 joint venture, LeoStella LLC (“LeoStella”), with Thales Alenia Space US Investment LLC (“Thales”), the parent company of Seahawk SPV Investment LLC (“Seahawk”), then a principal stockholder of Legacy BlackSky, pursuant to an amended and restated limited liability company agreement dated March 12, 2018, as amended on October 30, 2018 (the “LeoStella LLC Agreement”). In connection with the formation of LeoStella, Legacy BlackSky entered into a contribution agreement, dated March 12, 2018, with LeoStella, pursuant to which Legacy BlackSky contributed certain satellite-related intellectual property licenses as identified in the technology license agreement executed contemporaneously therewith, a contract needed to effectuate the SPC (defined below), manufacturing equipment, related books and records, and cash. The value of Legacy BlackSky’s contribution to LeoStella totaled approximately $7.0 million. Legacy BlackSky also transferred the employment of certain employees to LeoStella and, pursuant to a reciprocal secondment agreement, agreed to assume and pay all liabilities relating to such transferred employees subject to a later right of reimbursement by

LeoStella. Thales also contributed cash to LeoStella as part of its contribution consideration. In addition, Legacy BlackSky, Thales Alenia Space France, and LeoStella entered into a technology license agreement whereby Legacy BlackSky licensed to LeoStella certain satellite technology solely for LeoStella to conduct its business, including licensed technology to produce and sell Gen-2 satellites.
The LeoStella LLC Agreement grants LeoStella certain exclusivity and/or right of first refusal and right of last offer rights with respect to the supply of BlackSky’s satellites and certain related services to us, subject to certain exceptions.
Concurrently with the formation of LeoStella, BlackSky’s subsidiary, BlackSky Global LLC (“BlackSky Global”), entered into a satellite program contract, dated March 7, 2018, as amended on February 20, 2019 and May 27, 2020, with LeoStella (the “SPC”), pursuant to which Legacy BlackSky agreed to procure the design, development, manufacture, testing and assembly of at least 20 Gen-2 satellites from LeoStella for a total purchase price of $79.0 million, with an option to purchase up to 40 additional Gen-2 satellites and an option to procure additional support services, ground station support equipment, and/or procurement items as and when needed. The SPC requires significant upfront payments in advance of satellite delivery to provide for LeoStella’s procurement of long-lead parts as well as milestone payments related to the delivery of each satellite. Since its formation, as of March 31, 2022, BlackSky Global has paid LeoStella approximately $80.3 million under the SPC, inclusive of exercised options for additional support services and procurement.
In conjunction with the Intelsat Facility (as defined below), Legacy BlackSky entered into a side letter agreement with LeoStella and Seahawk, dated October 31, 2019, pursuant to which (a) Legacy BlackSky and BlackSky Global agreed to remit at least $2.0 million a month to LeoStella for the payment of amounts due under the SPC, subject to certain acceleration payments and (b) the parties agreed to reduce BlackSky Global’s commitment to purchase 20 Gen-2 satellites under the SPC, provided that specified third parties agree to purchase the number of satellites from LeoStella that BlackSky would elect not to purchase. The parties subsequently amended the side letter agreement to modify the payment schedule on July 1, 2020 and February 2, 2021. For the years ended December 31, 2021 and 2020, Legacy BlackSky remitted approximately $19.3 million and $8.2 million, respectively, to LeoStella. As of March 31, 2022, BlackSky Global’s remaining obligation pursuant to the SPC, exclusive of options for support services and procurement which vary from request to request, was approximately $4.2 million assuming that Legacy BlackSky’s Gen-2 satellite purchase commitment is not further reduced.
In February 2021, BlackSky Global entered into a vendor services agreement (“VSA”) with LeoStella pursuant to which LeoStella will, among other services, manufacture and supply Gen-3 satellites for BlackSky Global. The number of Gen-3 satellites that BlackSky Global is committed to order under the VSA is contingent upon the amount raised in financing, and BlackSky has entered into a binding commitment to enter into further work orders, the terms of which have not been finalized, with LeoStella to order such satellites. As of March 31, 2022, BlackSky has executed: (a) Work Order 1 under the VSA, which provides for design review services in an amount not to exceed $8.3 million and includes certain design work performed by LeoStella in 2020 and 2021, (b) Work Order 2 under the VSA, which provides for the time and materials necessary to construct Gen-3 satellites for BlackSky Global’s third-party customers in an amount not to exceed $29.2 million, (c) Work Order 4 under the VSA, which provides for time and materials for work under the VSA for BlackSky’s third-party customer’s payload in an amount not to exceed $0.4 million, (d) Work Order 6 under the VSA, which provides for time and materials for a study under the VSA for BlackSky’s third-party customer in an amount not to exceed $0.1 million, and (e) several authorizations to proceed to order certain long-lead parts and/or time-sensitive parts and labor in an amount not to exceed $11.2 million. Finally, in connection with the execution of the VSA, BlackSky Global and LeoStella entered into a technology license agreement pursuant to which BlackSky Global granted LeoStella additional rights to certain aspects of its Gen-3 satellite technology.

Thales Related Operational Agreements
As part of Seahawk’s investment in Legacy BlackSky, on March 7, 2018, Legacy BlackSky, BlackSky Global, and Telespazio, S.p.A. (“Telespazio”) entered into a joint cooperation and marketing agreement (the “JCMA”) and BlackSky Global and Telespazio entered into a reseller agreement. Telespazio is a joint venture between Leonardo S.p.a., an Italian publicly traded company, and Thales S.A., a French publicly traded company. Pursuant to the reseller agreement, Telespazio was appointed as BlackSky Global’s reseller for specified customers in the European Union for a guaranteed term, which term is automatically extended if Telespazio meets certain sales thresholds, and as a reseller of BlackSky Global products and services worldwide (excluding the People’s Republic of China). The parties are in the process of amending the JCMA to, among other things, update pricing and permit Telespazio’s subsidiaries to sell BlackSky products. To date, we have not generated any revenues in connection with the Telespazio reseller agreement.
In April 2019, Legacy BlackSky and its affiliates transferred their then existing intellectual property to a newly formed, wholly owned BlackSky subsidiary—SFI IP Holdco (“IP Holdco”). Contemporaneously therewith, IP Holdco entered into a license agreement with Seahawk granting Seahawk a license to utilize IP Holdco’s intellectual property (the “IP Holdco License”); provided, however, that Seahawk may not exercise its rights under the IP Holdco License unless and until the intellectual property included therein is released from escrow upon the occurrence of a bankruptcy event of IP Holdco or any of its affiliates. In accordance with the IP Holdco License, IP Holdco deposited the required intellectual property under a three-party escrow service agreement with Iron Mountain Intellectual Property Management, Inc. and Seahawk. The IP Holdco License automatically terminated in connection with BlackSky’s financings in 2021, and BlackSky is in the process of terminating the Iron Mountain escrow agreement.
BlackSky Holdings Inc. is the sole member of IP Holdco. The board of directors of IP Holdco include a director designated by Seahawk, a director designated by BlackSky and an independent director.
In connection with the execution of the VSA, BlackSky Global also entered into a technology license agreement with Seahawk pursuant to which BlackSky Global granted Seahawk additional rights to certain aspects of its Gen-3 satellite technology (“Seahawk Gen-3 License”); provided, however, that, like the IP Holdco License, Seahawk may not exercise its rights under the Seahawk Gen-3 License unless and until the intellectual property included therein is released from escrow upon the occurrence of a bankruptcy event of BlackSky Global and LeoStella. The Seahawk Gen-3 License automatically terminated in connection with BlackSky’s financings and Merger in 2021.
Finally, on May 10, 2021, BlackSky Global and Thales Alenia Space France entered into an agreement under which BlackSky Global agreed to purchase telescopes (the “Supply Contract”) for certain of its Gen-3 satellites for a total purchase price of $11.0 million, subject to customary commercial purchase conditions. On January 20, 2022, the parties amended the Supply Contract to increase the scope of work to include integration and other activities, which increased the total price to $16.4 million. On February 4, 2022, the parties executed a second amendment to the Supply Contract to correct a scrivener’s error.
SVB Loan and Security Agreement and Omnibus Guaranty Agreement
On June 27, 2018, Legacy BlackSky entered into an Amended and Restated Loan and Security Agreement, as amended by a First Amendment, dated August 10, 2018, a Consent and Second Amendment, dated October 30, 2018, a Third Amendment, dated April 5, 2019, a Forbearance Fourth Amendment, dated September 18, 2019, a Fifth Amendment, dated October 30, 2019, a Sixth Amendment, dated March 30, 2020, a Seventh Amendment, dated June 12, 2020, an Eighth Amendment, dated December 24, 2020 and a Ninth Amendment, dated February 1, 2021 (the “SVB Term Loan Agreement”), with Silicon Valley Bank (“SVB”), which provided for a secured revolving loan in an aggregate principal amount of up to $17.0 million and a secured term loan in an aggregate principal amount of up to $17.5 million. The SVB loan facility accrued interest at a floating rate per annum of 2% above the prime rate and was secured by certain pledged accounts of Legacy BlackSky and its subsidiaries and certain of Legacy BlackSky’s investors and is further guaranteed by the same investors. In connection with the SVB Term Loan Agreement, Legacy BlackSky entered into an Omnibus Guaranty Agreement, dated June 27, 2018 (the “Omnibus Guaranty Agreement”), pursuant to which certain existing investors were issued (1) warrants for Legacy BlackSky Class A common stock in exchange for the investors’ guarantees of up to $17.0 million of the SVB secured revolving loan; and (2) shares of Legacy BlackSky Class B common stock issued to each investor pro rata according to the value of guarantee.
The table below sets forth (i) the number of shares of Legacy BlackSky Class A common stock that warrants were exercisable for and (ii) shares of Legacy BlackSky Class B common stock received by Legacy BlackSky directors, executive officers and holders of more than 5% of any class of Legacy BlackSky’s voting securities in connection with the guarantees:

Investor	Affiliated Director(s) or Officer(s)	Warrants to Purchase shares of Legacy BlackSky Class A Common Stock	Shares of Legacy BlackSky Class B Common Stock	Guaranty Amount
Mithril LP	Ajay Royan	20,599,329	27,877,468	$ 5,028,345.00
Seahawk SPV Investment LLC	Alan Kessler	11,495,939	12,095,939	$ 2,806,186.00
RRE Ventures VI, LP	Will Porteous	9,554,630	12,010,416	$ 2,332,308.00
VCVC IV LLC	n/a	9,245,846	13,302,355	$ 2,256,933.00
Apogee LLC	Shawn Dougherty	4,694,620	6,174,098	$ 1,180,968.00
Yodabyte Investments, LLC	Mark Spoto	7,794,103	9,918,181	$ 1,902,559.00
The Seahawk guaranteed amount was held in a Legacy BlackSky bank account that was pledged to SVB. Further, in connection with the SVB Term Loan Agreement, Legacy BlackSky issued to Seahawk warrants exercisable for an aggregate of 700,000 shares of Legacy BlackSky Class A common stock.
The aggregate principal balance of the SVB term loan of $17.0 million was repaid in full as of October 31, 2019. On August 31, 2021, Legacy BlackSky executed a payoff letter to repay in full all amounts due and owing, and terminate all commitments and obligations pursuant to the SVB Term Loan Agreement and all related loan documents with SVB. Pursuant to the payoff letter, Legacy BlackSky agreed to pay SVB approximately $16 million, which included pay-off amounts for the principal, interest, fees, reimbursement of expenses and other items, and confirmed upon payment in full, the release of all guaranties, liens and other security over the properties and assets of Legacy BlackSky and its subsidiaries securing any obligations under the SVB Term Loan Agreement, other than cash collateral securing specified bank services. On September 9, 2021 the SVB term loan was repaid in full and all associated guaranties, liens and other security interest under the SVB Term Loan Agreement were released. Cash collateral securing bank services with SVB continues to be subject to pledges in favor of SVB. Additionally, in connection with the payoff of the SVB Loan Agreement, approximately $2.8 million of funds used to cash collateralize the loans under the SVB Term Loan Agreement was transferred to Legacy BlackSky’s main operating account with SVB.
Andrews Notes
On November 13, 2018, Legacy BlackSky entered into subordinated promissory notes with each of Jason Andrews and Marian Joh, the founders of BlackSky, for an aggregate amount of $12.5 million, in connection with their separation from Legacy BlackSky (the “Andrews Notes”). The Andrews Notes accrue interest at 6% per annum, are non-convertible and mature upon a change of control or event of default. In addition, the promissory notes are subject to partial prepayment of $1.25 million upon a qualified financing of $42.5 million (exclusive of amounts raised due to conversion of securities issued in connection with the Legacy BlackSky Series C preferred stock financing or under the Omnibus Guaranty Agreement), $21.25 million of which must be invested by new money investors. Legacy BlackSky paid $25,000 in interest and $0 in principal for each of the years ended December 31, 2020, 2019, and 2018. As of September 30, 2021, the outstanding principal balance of the Andrews Notes was $10.0 million and accrued interest payable was $2,061,165. On April 27, 2021, with the consent of our senior lenders, Legacy BlackSky entered into an agreement with the Founders under which Legacy BlackSky paid the Founders $750,000 towards the principal of the Founders Notes on April 28, 2021 in addition to a payment of $1.75 million towards the principal of the Andrews Notes on the date of the closing of the merger.
On December 7, 2021, with the consent of our senior lenders, we entered into an agreement with the Founders under which we issued the Founders 958,082 shares of our Class A common stock in full satisfaction of amounts owed under the Andrews Notes, and the Andrews Notes were cancelled.
Convertible Loan and Security Agreement
On October 19, 2017, Legacy BlackSky entered into a Loan and Security Agreement, as amended by a First Amendment, dated March 12, 2018, a Second Amendment, dated April 15, 2019, a Third Amendment, dated July 10, 2019, and as further amended in October 30, 2019 (the “TAS CLA”) with Seahawk, for a term loan of up to $50.0 million, maturing October 19, 2021. The term loan accrues interest at a rate equal to 6-month LIBOR plus 7% on a cash basis and 6-month LIBOR plus 8% on a payment in kind basis (mandatory in lieu of cash through January 1, 2020). The term loan is prepayable upon 15 business days’ notice and convertible at the option of Seahawk upon the earlier of a qualified financing, March 31, 2020, or any optional prepayment. In connection with the Third Amendment, additional investors joined the TAS CLA for an additional $14.0 million. In connection with Legacy BlackSky entering into the Intelsat Facility in October 2019, the outstanding TAS CLA and accrued interest was converted into Legacy BlackSky Series C preferred stock as described below. For each of the years ended December 31, 2019 and 2018, Legacy BlackSky paid $0 in principal and $0 in interest on the TAS CLA.
Intelsat Facility
On October 31, 2019, Legacy BlackSky and its Subsidiaries entered into a secured loan facility (the “Intelsat Facility”) with Seahawk and Intelsat Jackson Holdings S.A. (“Intelsat”), as lenders, and Intelsat, as agent for the lenders. The Intelsat Facility provides for a secured term loan of up to approximately $68.5 million (including approximately $18.5 million of existing principal and accrued interest owed to Seahawk under the TAS CLA which was amended and rolled into the Intelsat Facility) and an uncommitted incremental secured term loan facility of up to approximately $41.6 million. The allowance for a $25.0 million commercial credit facility with a commercial lender is counted against such incremental capacity. The Intelsat Facility is secured by substantially all of our assets and subsidiaries. The Intelsat Facility accrues interest at 4% per annum until October 31, 2022 (which interest is paid in kind), 9% per annum from November 1, 2022 to October 31, 2023, and 10% per annum from November 1, 2023 to the maturity date of October 31, 2024. In connection with entering into the Intelsat Facility, Legacy BlackSky amended and restated the Series C Omnibus Agreement, as further described below. In addition, warrants to purchase 20,251,504 shares of Legacy BlackSky Class A common stock and 18,709,116 shares of Legacy BlackSky Class A common stock were issued to Intelsat and Seahawk, respectively. On the date of the closing of the merger, the warrants converted into warrants (i) to purchase shares of our Class A common stock, in each case in an amount equal to the product of the number of shares of Legacy BlackSky Class A common stock into which each such warrant is exercisable as of immediately prior to the Effective Time multiplied by the applicable exchange ratio and (ii) with an exercise price per share of our Class A common stock equal to the quotient of the exercise price of such warrant divided by the applicable exchange ratio.
As of March 31, 2022, the outstanding principal balance of the Intelsat Facility was $74.1 million and accrued interest was $1.2 million. For the years ended December 31, 2021 and 2020, Legacy BlackSky paid $0 in principal, and $0 in interest.
In connection with entering into the Intelsat Facility, Legacy BlackSky entered into a Right of First Offer Agreement with Intelsat (the “Right of First Offer Agreement”). Pursuant to the terms of the Right of First Offer Agreement, prior to commencing or engaging in a sale of Legacy BlackSky, Legacy BlackSky is obligated to provide written notice of any such proposed sale to Intelsat and Intelsat will have the opportunity to provide Legacy BlackSky with an offer to purchase Legacy BlackSky (an “Intelsat Offer”). Pursuant to the terms of the Right of First Offer Agreement, if Legacy BlackSky does not accept an acquisition offer made by Intelsat, Legacy BlackSky would be permitted to negotiate and enter into an alternative sale transaction, so long as the total enterprise value for Legacy BlackSky and its subsidiaries is greater than 110% of the value implied by any Intelsat Offer. The Right of First Offer Agreement is scheduled to expire on October 31, 2026. This description of the Right of First Offer Agreement is only a summary. On September 9, 2021, Legacy BlackSky and its subsidiaries entered into a First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement (“Intelsat Amendment”) with Intelsat and Seahawk to amend the Intelsat Facility. The Intelsat Amendment (i) makes certain conforming changes to account for Legacy BlackSky and its subsidiaries becoming subsidiaries of the Company, including adjusting the change of control definition, (ii) contains a consent to the extension of the timeline for the joinder of BlackSky Europe Limited, a company organized under the laws of England and Wales and (iii) adds the Company and BlackSky International LLC, a Delaware limited liability company and subsidiary of the Company, as Co-Borrowers under the Intelsat Facility
Conversion of TAS CLA
In connection with the signing of the Intelsat Facility in October 2019, and pursuant to the amended and restated TAS CLA, the TAS CLA was converted into Legacy BlackSky Series C preferred stock at a 64% discount to the lower of (a) the lowest cash price per share paid for the Legacy BlackSky Series C preferred stock or (b) the then-current per share conversion price of the Legacy BlackSky Series C preferred stock in effect at the time of such conversion. The table below sets forth the outstanding shares of Legacy BlackSky Series C preferred stock received upon conversion of the TAS CLA by Legacy BlackSky’s directors, executive officers and holders of more than 5% of any class of Legacy BlackSky’s voting securities:

Investor	Affiliated Director(s) or Officer(s)	Outstanding TAS CLA (inclusive of accrued and unpaid interest)	BlackSky Series C preferred stock
Seahawk SPV Investment LLC	Alan Kessler	$ 18,450,831	—
VCVC IV LLC	n/a	$ 1,798,544	1,041,388
RRE Ventures VI, LP	Will Porteous	$ 1,680,746	973,181
Apogee LLC	Shawn Dougherty	$ 461,738	267,354
On the date of the closing of the merger, the 2,281,923 shares of Legacy BlackSky Series C preferred stock owned by the above-named parties converted into 1,094,729 shares of our Class A common stock at an exchange ratio of 0.4797 based on the terms of the Merger Agreement.

Mithril Series C Warrant Conversion
On June 27, 2020, Mithril LP elected to convert a warrant to purchase 8,337,862 shares of Legacy BlackSky Series C preferred stock into a warrant to purchase a commensurate amount of Legacy BlackSky Class A common stock. The election was made in accordance with the Series C Omnibus Agreement.
2021 Bridge Notes
On February 2, 2021, Legacy BlackSky amended the Omnibus Guaranty Agreement, dated as of June 27, 2018, by and among Legacy BlackSky and the persons and entities listed therein (the “2021 Omnibus Amendment”). The 2021 Omnibus Amendment allowed Legacy BlackSky to incur additional indebtedness in connection with subordinated, unsecured convertible promissory notes (the “2021 Bridge Notes’) issuable between February 2, 2021 and June 30, 2021 up to an aggregate principal amount of $60.0 million (the “2021 Bridge Financing”). In connection with the 2021 Omnibus Amendment, the investors guaranteeing the SVB revolving line of credit further reaffirmed their guarantees and received a one-time issuance of seven shares of Legacy BlackSky Class A common stock for every dollar guaranteed.
In February 2021, Legacy BlackSky issued the 2021 Bridge Notes. The initial tranche of the 2021 Bridge Notes closed on February 2, 2021, in connection with which all investors, who were existing investors in Legacy BlackSky, participating in the initial tranche also received incentive warrants exercisable for shares of Legacy BlackSky Class A common stock, in an amount equal to a specified formula. Each investor in the initial tranche also received an additional seven incentive shares of Legacy BlackSky Class A common stock for each dollar invested. The aggregate principal amount of the notes issued in the initial tranche was approximately $18.1 million. The second tranche of the 2021 Bridge Notes closed on February 18, 2021, totaled $40.0 million, $10 million of which was invested by an affiliate of Mithril Capital Management (of which Ajay Royan, a member of Legacy BlackSky’s board of directors, is Managing Director) and from certain other investors (collectively, the “Second Tranche Bridge Financing Investors”). In addition to their investment in the second tranche of the 2021 Bridge Financing, each of the Second Tranche Bridge Financing Investors or their affiliates also participated in the PIPE Investment. The second tranche of the 2021 Bridge Notes did not receive any incentive warrants or incentive shares.
The 2021 Bridge Notes accrued interest at 5.0% per annum. All 2021 Bridge Notes, whether or not issued in the first or second tranche, were converted into shares of our Class A common stock, at a conversion price per share equal to 80% of the product of (i) the number of shares of our capital stock into which one share of Legacy BlackSky Class A common stock was converted pursuant to the merger, and (ii) $10.00.

The table below sets forth the 2021 Bridge Notes received by Legacy BlackSky’s directors, executive officers and holders of more than 5% of any class of Legacy BlackSky’s voting securities:

Investor	Affiliated Director(s) or Officer(s)	Tranche	Principal Amount of 2021 Bridge Notes	Warrant Shares	Incentive Shares
Mithril II LP	Ajay Royan	1 and 2	$ 15,000,000	Product of BlackSky fully diluted capitalization and 3.5%	35,000,000
VCVC IV LLC	n/a	1	$ 5,000,000	Product of BlackSky fully diluted capitalization and 0.7%	35,000,000
Apogee VII LLC	Shawn Dougherty	1	$ 1,450,000	Product of BlackSky fully diluted capitalization and (i) 0.14% multiplied by (ii) (A) $1,450,000 divided by (B) $1,000,000	10,150,000
RRE Ventures VI, LP	Will Porteous	1	$ 800,000	Product of BlackSky fully diluted capitalization and 0.7%	5,600,000
On the date of the closing of the merger, the principal and interest outstanding under the 2021 Bridge Notes converted into the right to receive the shares of our Class A common stock according to the formula set forth above. Each incentive warrant was automatically exercised in connection with the merger. On the date of the closing of the merger, these warrants and all incentive shares and 2021 Bridge Note shares of Legacy BlackSky Class A common stock converted into shares of our Class A common stock at an exchange ratio of .0891 based on the terms of the Merger Agreement.
Certain Relationships and Related Person Transactions—Osprey
In June 2018, the Sponsor purchased 125,000 shares (the “Founder Shares”) of Osprey’s Class B common stock for an aggregate price of $25,000. In September 2018, Osprey effectuated a 69-for-1 forward stock split of its Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As adjusted for the 1.1 for 1 stock dividend in October 2019 (see below), such amounts totaled 9,487,500 Founder Shares outstanding, of which 1,237,500 shares were subject to forfeiture. In April 2019, the Sponsor contributed back to Osprey, for no consideration, 1,581,250 Founder Shares (as adjusted for the 1.1 for 1 stock dividend in October 2019), resulting in an aggregate of 7,187,500 Founder Shares outstanding, of which an aggregate of up to 937,500 shares were subject to forfeiture. In October 2019, Osprey effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 7,906,250 Founder Shares outstanding, of which an aggregate of up to 1,031,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, approximately 20% of Osprey’s issued and outstanding shares after the initial public offering. The Founder Shares automatically converted into our Class A common stock upon the consummation of the merger on a one-for-one basis, subject to adjustments. In connection with the underwriters’ exercise of the over-allotment option in full, 1,031,250 Founder Shares are no longer subject to forfeiture.
Pursuant to the Sponsor Support Agreement entered into among Legacy BlackSky, Osprey and the Sponsor, the Sponsor, solely in its capacity as a stockholder of Osprey, has agreed, subject to certain limited exceptions, not to transfer, assign or sell 50% of the 125,000 shares (the “Founder Shares”) of Osprey’s Class B common stock that it purchased (and shares of our Class A common stock issued upon conversion) for seven years, or until their earlier release in two tranches (each equal to approximately one-half of the restricted Founder Shares held by the Sponsor) in the event our Class A common stock reaches a trading price of $15.00 and $17.50, respectively, for 10 of any 20 consecutive trading days after the date of the closing of the merger. The release of the transfer restrictions will be automatically accelerated if we complete a change in control transaction that results in a trading price or consideration payable with respect to a share of our Class A common stock exceeding $10.00, as equitably adjusted for any stock split, reverse stock split, cash dividend, stock dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction. Additionally, pursuant to the Sponsor Support Agreement, the Sponsor has agreed, with respect to certain warrants, to not exercise any such warrants unless and until our Class A common stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.
Administrative Support Agreement
Osprey entered into an agreement whereby, commencing on November 5, 2019, Osprey agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. As of the date of the closing of the merger, Osprey ceased paying these monthly fees. For the nine months ended September 30, 2021 and the year ended December 31, 2020, Osprey incurred and paid $90,000 and $120,000 in fees for these services, respectively.
Related Party Loans
In order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may have loaned, but were not obligated to loan, to Osprey funds from time to time or at any time, as may have been required (“Working Capital Loans”). Each Working Capital Loan would have been evidenced by a promissory note. The Working Capital Loans would either have been paid upon consummation of a business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may have been converted into warrants at a price of $1.00 per warrant. The warrants would have been identical to the Private Placement Warrants. As of the closing of the merger, all Working Capital Loans were fully satisfied and terminated.
Executive Officer Employment Agreements and Severance and Change in Control Plan
Chris Lin (General Counsel) Executive Offer Letter
On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Ms. Chris Lin, effective August 18, 2021, to serve as Legacy BlackSky’s General Counsel beginning on or about August 23, 2021. Ms. Lin will receive an annual base salary of $375,000 and is eligible to participate in the Company’s annual incentive bonus program, with an annual bonus target of not less than 50% of her annual base salary (with her annual bonus target for the Company’s 2021 fiscal year prorated based on her employment start date).
Ms. Lin received an initial equity award under the Company’s equity incentive plan in respect of calendar year 2021, consisting of (i) an award of RSUs having a value of $1,500,000 (based on the closing price of a share of BlackSky Technology Inc.’s Class A common stock on the New York Stock Exchange on December 10, 2021), which will vest with respect to 25% of the RSUs on September 10, 2022 and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and (ii) an option to purchase a number of BlackSky shares equal to twice the number of shares subject to the RSU award in respect of calendar year 2021, which will vest with respect to 25% of the shares subject to the option on September 10, 2022 and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date).
Beginning in calendar year 2022, Ms. Lin will be eligible to receive annual equity awards under the Company’s equity incentive plans as in effect from time to time. It is anticipated that her annual equity awards will consist of (i) an annual award of RSUs having a value of $750,000 (based on BlackSky’s share price on the date of grant), and (ii) an option to purchase a number of BlackSky shares equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Ms. Lin (if any) and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.
Ms. Lin will participate in the Executive Severance Plan, as described further above, as a Tier 2 participant.
Procedures with Respect to Review and Approval of Related Person Transactions
Our board of directors adopted a formal written policy for the review and approval of transactions with related persons. Such policy requires, among other things, that:
•any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by an approving body comprised of the disinterested and independent members of our board of directors or any committee of our board of directors, provided that a majority of the members of the board of directors or such committee, respectively, are disinterested; and
•any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of our board of directors or recommended by the compensation committee to our board of directors for its approval.
In connection with the review and approval or ratification of a related person transaction:
•management must disclose to the approving body the name of the related person and the basis on which the person is a related person, the related person’s interest in the transaction, the material terms of the related person transaction, including the business purpose of the transaction, the approximate dollar value of the amount involved in the transaction, the approximate dollar value of the amount of the related person’s interest in the transaction and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
•management must advise the approving body as to whether the related person transaction complies with the terms of our agreements, including the agreements governing our material outstanding indebtedness, that limit or restrict our ability to enter into a related person transaction;
•management must advise the approving body as to whether the related person transaction will be required to be disclosed in applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such statutes and related rules; and
•management must advise the approving body as to whether the related person transaction may constitute a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.
In addition, the related person transaction policy provides that the approving body, in connection with any approval of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-

employee” director, as applicable, under the rules and regulations of the SEC and any exchange on which our securities are listed.
Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Mr. Porteous, Dr. Abraham, Ms. Gordon, Mr. Harvey and Mr. Tolonen representing five (5) of our seven (7) directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of the NYSE. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with BlackSky and all other facts and circumstances that the board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them. Our independent directors have regularly scheduled meetings at which only independent directors are present.
There are no family relationships among any of our directors, director nominees or executive officers.

Item 14.        Principal Accountant Fees and Services

Marcum LLP (“Marcum”) served as the independent registered public accounting firm for Osprey Technology Acquisition Corp., the legal predecessor of the Company, for the period from June 15, 2018 (inception) through the year ended December 31, 2018, the fiscal years ended December 31, 2019, and December 31, 2020, and the subsequent interim period until September 8, 2021. On September 9, 2021, our audit committee approved the change in the Company’s independent registered public accounting firm, effective September 9, 2021, to Deloitte & Touche LLP (“Deloitte”).

Deloitte
The following table presents fees for professional audit services and other services rendered to us by Deloitte for our fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$ 747,000	$ 580,000
Audit-Related Fees (2)	1,942,894	0
Tax Fees	44,100	27,125
All Other Fees (3)	14,781	0
Total Fees	$ 2,748,775	$ 607,125
________________

(1)    “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes fees for services incurred in connection with the Business Combination.
(2)    “Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, and the S-1 and S-4 registration statements.
(3)    “All Other Fees” consist of fees to access Deloitte's Accounting Research Tool.

Marcum
The following table presents fees for professional audit services and other services rendered to us by Marcum for our fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$ 50,750	$ 53,560
Audit-Related Fees (2)	152,418.5	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$ 203,168.5	$ 53,560
________________
(1)    "Audit Fees" consist of fees billed for professional services rendered for the audit of Osprey’s year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.
(2)    “Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Auditor Independence

In 2021, there were no other professional services provided by Deloitte, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Effective upon the closing of the merger, our audit committee established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. Since the adoption of this policy, all services provided by Deloitte for our fiscal year ended December 31, 2021 were pre-approved by our audit committee.

Part IV

Item 15.        Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Warrant Certificate	S-1	333-234180	4.3	October 11, 2019
4.2	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.3	Description of Capital Stock					X
10.1	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between Osprey Technology Acquisition Corp. and Osprey Sponsor II, LLC	8-K	001-39113	10.4	November 5, 2019
10.2+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.3+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.4+	BlackSky Technology Inc. Outside Director Compensation Policy	8-K	001-39113	10.13	September 15, 2021
10.5+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.6	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.7	Sponsor Support Agreement, dated as of February 17, 2021	8-K	001-39113	10.3	February 22, 2021
10.8	Form of Stockholder Support Agreement	424(b)(3)	333-256103	Annex H	August 11, 2021
10.9	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.10	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.11+	Executive Employment Agreement for Brian O’Toole	S-4/A	333-256103	10.15	June 25, 2021
10.12+	Executive Employment Agreement for Brian Daum	S-4/A	333-256103	10.16	June 25, 2021
10.13+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021

10.14+	Offer Letter from BlackSky Holdings Inc. to Johan Broekhuysen, dated August 18, 2021	8-K	001-39113	10.2	August 18, 2021
10.15+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.16+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.17+	Transition and Consulting Agreement from BlackSky Holdings Inc. to Brian Daum, dated August 18, 2021	8-K	001-39113	10.5	August 18, 2021
10.18	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021
10.19	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021
10.20	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.21	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.22	Palantir Subscription Agreement, dated as of September 13, 2021, by and between BlackSky Holdings, Inc. and Palantir Technologies, Inc.	8-K	001-39113	99.2	September 1, 2021
10.23	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K	001-39113	10.3	February 22, 2021
10.24	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC.	8-K	001-39113	10.5	September 15, 2021
10.25	BlackSky HQ Lease Agreement	S-1	333-260458	10.25	October 25, 2021
10.26+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A.	8-K	001-39113	10.6	August 18, 2021
10.27	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.28	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.29	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.30	2021 Equity Incentive Plan and forms of agreements thereunder	S-8	333-261778	4.7	December 20, 2021
10.31	Spaceflight, Inc. Amended and Restated 2011 Equity Incentive Plan Assumed by Spaceflight Industries and forms of agreements thereunder	S-8	333-261778	4.9	December 20, 2021
10.32	2014 Equity Incentive Plan and forms of agreements thereunder	S-8	333-261778	4.8	December 20, 2021
10.33	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.34+	2022 Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2021

16.1	Letter from Marcum LLP to the SEC, dated September 14, 2021	8-K	001-39113	16.1	September 15, 2021
21.1	List of Subsidiaries	S-1	333-260458	21.1	October 25, 2021
23.1	Consent of Deloitte LLP, independent registered public accounting firm of BlackSky Technology Inc.	10-K	001-39113	23.1	March 31, 2021
24.1	Power of Attorney (included in signature pages hereto)	10-K	001-39113	24.1	March 31, 2021
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.1	March 31, 2021
31.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.2	March 31, 2021
31.3	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	32.1	March 31, 2021
32.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	10-K	001-39113	32.2	March 31, 2021
101.INS	Inline XBRL Instance Document	10-K	001-39113	101.INS	March 31, 2021
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-39113	101.SCH	March 31, 2021
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-39113	101.CAL	March 31, 2021
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-39113	101.DEF	March 31, 2021
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-39113	101.LAB	March 31, 2021
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-39113	101.PRE	March 31, 2021
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.

Item 16.        Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackSky Technology Inc.

Date:	May 2, 2022	By:	/s/ Brian O’Toole
Brian O’Toole
President and Chief Executive Officer

Exhibit 31.3
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
EXCHANGE ACT RULE 13a-14(a)

I, Brian O’Toole, certify that:

1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of BlackSky Technology Inc.; and

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 2, 2022
By:    /s/ Brian O’Toole___________________
    Brian O’Toole
    President and Chief Executive Officer
    (Principal Executive Officer)

Exhibit 31.4
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
EXCHANGE ACT RULE 13a-14(a)

I, Johan Broekhuysen, certify that:

1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of BlackSky Technology Inc.; and

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 2, 2022
By:    /s/ Johan Broekhuysen__________________
    Johan Broekhuysen
    Chief Financial Officer
    (Principal Financial Officer)