Form 10-Q
period 2022-03-31
BlackSky Technology Inc.
filed 2022-05-11
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 10, 2022, there were 120,575,011 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

• our ability to retain or recruit key employees;
• our ability to grow distribution channels and partner ecosystems;
• our ability to integrate proprietary and third-party sensor data;
• our ability to add new satellites to commercial operations;
• our ability to invest in our software, research and development capabilities;
• our ability to grow a third-party developer community;
• our ability to penetrate international markets;
• our ability to continue delivering data in a cost-effective manner;
• our ability to maintain and protect our brand;
• our ability to expand within our current customer base;
• our ability to compete with legacy satellite imaging providers and other emergent geospatial intelligence providers;
• our ability to maintain intellectual property protection for our products or avoid or defend claims of infringement;
• our ability to comply with laws and regulations applicable to our business;
• our expectations about market trends and needs;
• our estimates of market growth, future revenue, expenses, cash flows, capital requirements and additional financing;
• the volatility of the trading price of our common stock;
• the performance of our Spectra AI platform;
• the impact of local, regional, national and international economic conditions and events;
• the effect of COVID-19 on the foregoing; and
• other factors including but not limited to those detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed by us with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$135,886	$165,586
Restricted cash	2,518	2,518
Accounts receivable, net of allowance of $8 and $39, respectively	5,491	2,629
Prepaid expenses and other current assets	5,044	6,264
Contract assets	2,865	1,678
Total current assets	151,804	178,675
Property and equipment - net	67,102	70,551
Goodwill	9,393	9,393
Investment in equity method investees	4,259	4,002
Intangible assets - net	2,339	2,480
Satellite procurement work in process	51,846	40,102
Other assets	565	560
Total assets	$287,308	$305,763
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$15,530	$10,837
Amounts payable to equity method investees	3,951	5,613
Contract liabilities - current	9,528	11,266
Other current liabilities	2,619	2,819
Total current liabilities	31,628	30,535
Liability for estimated contract losses	3,626	6,054
Long-term contract liabilities	3,000	568
Derivative liabilities	8,786	16,925
Long-term debt - net of current portion	71,909	71,408
Other liabilities	1,463	653
Total liabilities	120,412	126,143
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 120,506 and 117,160 shares; outstanding, 117,927 shares and 114,452 shares as of March 31, 2022 and December 31, 2021, respectively.	12	11
Additional paid-in capital	657,781	650,518
Accumulated deficit	(490,897)	(470,909)
Total stockholders’ equity	166,896	179,620
Total liabilities and stockholders’ equity	$287,308	$305,763
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Revenue
Imagery & software analytical services	$9,772	$5,998
Engineering & systems integration	4,124	1,296
Total revenue	13,896	7,294
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	5,907	4,379
Engineering & systems integration costs, excluding depreciation and amortization	5,048	1,130
Selling, general and administrative	22,536	8,478
Research and development	146	28
Depreciation and amortization	7,391	2,764
Operating loss	(27,132)	(9,485)
Gain (loss) on derivatives	8,140	(14,008)
Income on equity method investment	257	196
Interest expense	(1,255)	(1,168)
Other income (expense), net	2	(144,091)
Loss before income taxes	(19,988)	(168,556)
Income tax (expense) benefit	—	—
Net loss	(19,988)	(168,556)
Other comprehensive income	—	1,389
Total comprehensive loss	$(19,988)	$(167,167)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.17)	$(0.70)

Weighted average common shares outstanding—basic	115,479	242,289
Weighted average common shares outstanding—diluted	115,479	242,289
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Three Months Ended March 31, 2022 and 2021
(unaudited)
(in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$—	$(470,909)	$179,620
Stock-based compensation	—	—	10,862	—	—	10,862
Issuance of common stock upon exercise of stock options	404	—	17	—	—	17
Issuance of common stock upon vesting of restricted stock awards	129	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,816	1	—	—	—	1
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	(1,874)	—	(3,616)		—	(3,616)
Net loss	—	—	—	—	(19,988)	(19,988)
Balance as of March 31, 2022	117,927	$12	$657,781	$—	$(490,897)	$166,896

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of January 1, 2021, as adjusted	34,692	$3	$191,168	$—	$(223,984)	$(32,813)
Stock-based compensation	—	—	508	—	—	508
Issuance of common stock due to Bridge Notes	20,029	2	103,722	—	—	103,724
Issuance of common stock upon exercise of stock options	468	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock awards	171	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,095	—	120	—	—	120
Other comprehensive income	—	—	—	1,389	—	1,389
Net loss	—	—	—	—	(168,556)	(168,556)
Balance as of March 31, 2021	56,455	$5	$295,519	$1,389	$(392,540)	$(95,627)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,988)	$(168,556)
Depreciation and amortization expense	7,391	2,764
Bad debt expense	6	—
Stock-based compensation expense	10,240	508
Loss on issuance of Bridge Notes	—	96,476
Issuance costs for derivative liabilities and debt carried at fair value	—	47,623
Amortization of debt discount and issuance costs	502	348
Gain on equity method investment	(257)	(196)
Loss on disposal of property and equipment	—	24
(Gain) loss on derivatives	(8,140)	14,008
Changes in operating assets and liabilities:
Accounts receivable	(2,868)	(1,651)
Contract assets	(1,187)	(66)
Prepaid expenses and other current assets	1,220	(158)
Other assets	(5)	96
Accounts payable and accrued liabilities	1,533	(3,753)
Other current liabilities	(200)	(11)
Contract liabilities - current and long-term	694	1,258
Liability for estimated contract losses	(2,428)	(171)
Other liabilities	811	874
Net cash used in operating activities	(12,676)	(10,583)
Cash flows from investing activities:
Purchase of property and equipment	(1,926)	(17)
Satellite procurement work in process	(11,499)	(7,502)
Net cash used in investing activities	(13,425)	(7,519)
Cash flows from financing activities:
Proceeds from issuance of debt	—	58,082
Proceeds from options exercised	17	1
Proceeds from warrants exercised	—	120
Payments for deferred offering costs	—	(321)
Payments for debt issuance costs	—	(91)
Withholding tax payment on vesting of restricted stock awards	(3,616)	—
Net cash (used in) provided by financing activities	(3,599)	57,791
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,700)	39,689
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573
Cash, cash equivalents, and restricted cash – end of period	$138,404	$50,262
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2022	2021

Cash and cash equivalents	$135,886	$44,787
Restricted cash	2,518	5,475
Total cash, cash equivalents, and restricted cash	$138,404	$50,262

	March 31,
	2022	2021
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$129
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$6,721	$8,956
Purchase of domain name accrued but not paid	—	7
Debt issuance costs expensed for debt carried at fair value accrued but not paid	—	3,588
Capitalized interest	—	135
Capitalized stock-based compensation	622	—
Issuance of common stock due to Bridge Notes, net of issuance	—	103,724
Issuance of common stock warrants due to Bridge Notes	—	18,373
Consent fees payable in common stock or cash recorded as a derivative	—	2,715
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

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
BlackSky, headquartered in Herndon, Virginia, is a leading provider of real-time geospatial intelligence. The Company owns and operates one of the industry's leading high-performance low earth orbit small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. BlackSky’s Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet of Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary artificial intelligence ("AI") and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI’s data and analytics through easy-to-use web services or through platform application programming interfaces.
As of March 31, 2022, BlackSky had 12 satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns approximately 15.1%, as equity method investments (Note 6).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In addition, the unaudited condensed consolidated financial statements include the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investment, with recorded losses limited to the carrying value of the Company’s investment. All intercompany transactions and balances have been eliminated upon consolidation.
The Company’s unaudited condensed consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments, which are stated at fair value. The Company also incurred debt, which was also stated at fair value and subsequently converted to equity in the Merger. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 31, 2022. In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included.

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

Property and Equipment - net
The Company capitalizes internal and external costs incurred to develop and implement internal-use software, which consist primarily of costs related to design, coding, and testing. Internal costs include salaries and allocations of fringe and stock-based compensation. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life to either depreciation or cost of sales depending on the nature of the software. Costs incurred prior to and after the application development stage are charged to expense. The Company regularly reviews its capitalized software projects for impairment.

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
In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), the Company uses the five-step model of identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of March 31, 2022.

Imagery & Software Analytical Services Revenue
Imagery
Imagery services include imagery delivered from the Company’s satellites in orbit via its Spectra AI platform and in limited cases directly uploaded to certain customers. Customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery performance obligations are recognized as revenue at the point-in-time when the Company delivers images to the Spectra AI platform or, in limited circumstances, ratably over the subscription period when the customer has a right to access the Spectra AI platform for unlimited archive images within delineated geographic areas. In certain firm fixed price contracts that contain imagery where it is probable the Company will receive the full contract amount or the customer prepays for future services that may not be completely satisfied, the Company’s accounting policy for unexercised performance obligations is to recognize the estimated unused amount as revenue over time in proportion to the historical pattern of rights exercised by the customer. As a result, we recognized $0.7 million and $0.0 million of estimated unused amount as revenue in the three months ended March 31, 2022 and 2021, respectively. The unrecognized amount is recorded within contract liabilities on the Company’s unaudited condensed consolidated balance sheets.

Data, Software, and Analytics

The Company leverages proprietary artificial intelligence ("AI") and machine learning ("ML") algorithms to analyze data coming from both the Company’s proprietary sensor network and third-party space and terrestrial sources to provide hard-to-get data, insights, and analytics for customers. The Company continues to integrate and enhance its offerings by performing contract development, while retaining the intellectual property rights. The Company also provides technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company uses system engineers to support customer efforts to manage mass quantities of data. The Company also offers professional service solutions related to object, change and anomaly detection, site monitoring, and enhanced analytics, through which the Company can detect key pattern of life changes in critical locations such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain information.
Our analytics services are also offered on a consumption or subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. Imagery and software analytical services revenue from data, software, and analytics contracts is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or time and materials basis as well as, at the point-in-time the customer receives access to an analytic product. For firm fixed price contracts, the Company recognizes revenue using total estimated costs to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation’s EAC includes all direct costs such as labor, materials, subcontract costs, overhead and an allocatable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on contracts, as and when known. For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

Engineering and Systems Integration Revenue
The Company develops and delivers advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts. The Company generally recognizes revenue over time using the cost-to-cost method to measure progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the EAC. The estimation of total estimated costs at completion is subject to many variables and requires judgment. The Company recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the three months ended March 31, 2022, the Company recognized $1.2 million of unfavorable cumulative adjustments to revenue directly from estimated cost increases on two engineering and systems integration contracts (Note 5). All, or a portion, of this cumulative adjustment will be recognized in future revenue as the percentage of completion increases over time. During the three months ended March 31, 2021, the Company did not recognize any unfavorable cumulative adjustments to revenue reflecting estimated cost increases on the same contracts. During the three months ended March 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied in previous period~~s~~.

Imagery and Software Analytical Service and Engineering and Systems Integration Costs
Imagery and software analytical service costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. The Company recognizes stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization. For those employees who provide engineering and systems support to customers, the stock-based compensation expense is classified under engineering and systems integration costs. For the remaining employees who generally support the Company and its business, the stock-based compensation expense is recognized under selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon employees’ cash compensation. The Company recognized stock-based compensation expense in imagery and software analytical service costs, excluding depreciation and amortization, and selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant options in the three months ended March 31, 2022. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
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

Accounting Standards Recently Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 “Leases”. The amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The guidance requires the use of the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The guidance was effective for public business entities for annual periods, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. As of March 31, 2022, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the adoption impact but expects the adoption of the standard to have a material impact to the unaudited condensed consolidated balance sheets, since the Company will be required to report operating leases in the unaudited condensed consolidated balance sheets for the first time. The Company is in the early stages of its adoption efforts and cannot yet reasonably estimate the impact to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this update are primarily for entities holding financial assets and net investment leases measured under an incurred loss impairment methodology. A new methodology must be adopted to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which would include losses on trade accounts receivable. This ASU requires modified retrospective application. The guidance is effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. The Company is currently in the planning stage and, as a emerging growth status company, will adopt the guidance on January 1, 2023. The Company has not yet determined the potential impact, if any, that this guidance will have on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”. The amendments in this update are intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU can be applied on a retrospective, modified retrospective or prospective basis. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is also permitted. As of March 31, 2022, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the adoption impact and has not yet determined the potential impact, if any, that this guidance will have on its consolidated financial statements.

4. Revenue
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
The following table disaggregates revenue by type of imagery and software analytical services and engineering and integration for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Imagery	$3,610	$1,464
Data, software and analytics	6,162	4,534
Engineering & integration	4,124	1,296
Total revenue	$13,896	$7,294

The approximate revenue based on geographic location of customers is as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
US	$11,147	$6,123
Middle East	594	686
Asia	1,994	458
Other	161	27
Total revenue	$13,896	$7,294
Revenue from significant customers for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
U.S. federal government and agencies	$11,063	$6,119
International government	2,745	1,175
Commercial and other	88	—
Total revenue	$13,896	$7,294
As of March 31, 2022 and December 31, 2021, accounts receivable consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
U.S. federal government and agencies	$2,091	$2,576
International government	3,258	76
Commercial and other	150	16
Allowance for doubtful accounts	(8)	(39)
Total accounts receivable	$5,491	$2,629
Remaining Performance Obligations

As of March 31, 2022, the Company had $24.7 million of remaining performance obligations, which represents the transaction price of executed contracts less inception to date revenue recognized. Remaining performance obligations exclude unexercised contract options. The Company expects to recognize revenue relating to remaining funded contractual performance obligations, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $20.1 million, $4.4 million, and $0.2 million in the nine months ending December 31, 2022, fiscal year 2023, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Contract assets - current
Unbilled revenue	$2,436	$788
Contract assets	429	890
Total contract assets - current	$2,865	$1,678

Contract liabilities - current
Deferred revenue - short-term	$9,286	$11,082
Other contract liabilities	242	184
Total contract liabilities - current	$9,528	$11,266

Contract liabilities - long-term	$—	$—
Deferred revenue - long-term	3,000	568
Total contract liabilities - long-term	$3,000	$568
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
Changes in short-term and long-term contract assets and contract liabilities reported as of January 1, 2022 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2022	$1,678	$11,834
Billings or revenue recognized that was included in the beginning balance	589	(7,735)
Cash received in advance and not recognized as revenue	—	6,746
Changes in contract assets, net of reclassification to receivables	1,058	—
Cumulative catch-up adjustment arising from changes in estimates to complete	—	1,335
Cumulative catch-up adjustment arising from contract modification	—	290
Changes in costs to fulfill and amortization of commission costs	(460)	—
Changes in contract commission costs	—	58
Balance on March 31, 2022	$2,865	$12,528

6. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the three months ended March 31, 2022 or

2021. During the three months ended March 31, 2022 and 2021, respectively, the Company remitted $9.7 million and $7.4 million of payments to LeoStella for satellite manufacturing and satellite software development.
X-Bow
In 2017, the Company entered into a stock subscription and technology transfer agreement with X-Bow, whereby the Company assigned and transferred certain intellectual property rights owned by the Company to X-Bow in exchange for 13.5 million shares of X-Bow, a strategic investment in a space technology company specializing in additive manufacturing of solid rocket motors. As of March 31, 2022, the Company's interest in X-Bow was 15.1%.
The following tables present summarized financial information for the Company’s equity method investments as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021.

	March 31,	December 31,
Summarized balance sheets	2022	2021
	(in thousands)
Current assets	$54,125	$60,652
Non-current assets	6,857	5,798
Total assets	$60,982	$66,450

Current liabilities	$34,053	$39,612
Non-current liabilities	591	706
Total liabilities	$34,644	$40,318

	Three Months Ended March 31,
Summarized statements of operations	2022	2021
	(in thousands)
Revenue	$16,733	$6,384
Gross margin	2,485	1,420
Net income	101	668
Current assets of the Company’s equity method investees primarily consisted of inventories of $8.9 million and $17.0 million as of March 31, 2022 and December 31, 2021, respectively. Total liabilities of the Company’s equity method investees primarily consisted of customer advances from related parties of $30.6 million and $35.2 million as of March 31, 2022 and December 31, 2021, respectively.
The revenue related to equity method investments attributable to related parties was $8.1 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company has differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $2.6 million as of March 31, 2022 and $2.9 million as of December 31, 2021. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.

7. Property and Equipment - net
The following summarizes property and equipment - net as of:

	March 31,	December 31,
	2022	2021
	(in thousands)
Satellites	$93,709	$93,709
Software	1,921	—
Software development in process	1,681	—
Computer equipment	1,415	1,372
Office furniture and fixtures	708	744
Other equipment	681	682
Site equipment	1,550	1,393
Ground station equipment	111	111
Total	101,776	98,011
Less: accumulated depreciation	(34,674)	(27,460)
Property and equipment — net	$67,102	$70,551
Depreciation of property and equipment from continuing operations during the three months ended March 31, 2022 and 2021 was $7.3 million and $2.4 million, respectively. During the three months ended March 31, 2022 and 2021, the Company disposed of $36 thousand and $0.7 million, respectively, of property and equipment, which consisted of site equipment, furniture and ground station equipment for a loss of $0 and $24 thousand, respectively.

8. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	March 31,	December 31,
	2022	2021
	(in thousands)
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	74,126	74,126
Total long-term debt	74,126	74,126
Unamortized debt issuance cost	(2,217)	(2,718)
Outstanding balance	$71,909	$71,408
The outstanding debt was solely comprised of loans from related parties with effective interest rates of 7.41% to 8.00%.
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
During the period from February 2, 2021 through February 3, 2021, Legacy BlackSky completed the closing of its initial tranche of the Bridge Notes from existing stockholders. The aggregate principal amount of the Bridge Notes issued in the initial tranche was $18.1 million. All investors participating in the initial tranche also received incentive equity equal to seven shares of class A common stock of Legacy BlackSky for each dollar invested. Certain investors participating in the initial tranche additionally received warrants exercisable for shares of Legacy BlackSky class A common stock in amounts ranging from 0.14% of Legacy BlackSky’s fully-diluted share capital for each dollar invested divided by $1.0 million to 3.5% of Legacy BlackSky’s fully-

diluted share capital (Note 9). On February 18, 2021, the Company completed the closing of a second tranche of the Bridge Notes, raising an aggregate principal amount of $40.0 million from an existing stockholder and from new investors. Participants in the second tranche did not receive shares of Legacy BlackSky class A common stock or warrants to purchase Legacy BlackSky class A common stock.
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
In connection with the 2021 Omnibus Amendment, the investors guaranteeing the Silicon Valley Bank (“SVB”) line of credit further reaffirmed their guarantees and received a one-time issuance of seven shares of Legacy BlackSky class A common stock for every dollar guaranteed. Additionally, Legacy BlackSky agreed to pay a fee to each of its senior secured lenders (“Consent Fees”). The Consent Fees were payable in either cash or shares of Legacy BlackSky’s class A common stock at the choice of the lender. The Consent Fees were considered variable share-settled liabilities and were recorded at fair value (Note 15). All of the Consent Fees were settled for cash at the closing of the Merger.
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
Fair Value of Debt
The estimated fair value of all of the Company’s outstanding long-term debt was $71.4 million and $76.1 million as of March 31, 2022, and December 31, 2021, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.
Compliance with Debt Covenants
As of March 31, 2022, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of March 31, 2022.

9. Warrants

Subsequent Accounting for Warrant Liabilities
Derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities on the unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (Note 15).
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at March 31, 2022:

	Number of Shares (in thousands)	Exercise Price	Redemption Price	Expiration Date	Classification	Gain (loss) in value for the three months ended March 31, 2022 (in thousands)	Fair Value at March 31, 2022 (in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$4,269	$4,428
Private Placement Warrants	4,163	$11.50	$18.00	9/9/2026	Liability	1,166	1,332
Private Placement Warrants	4,163	$20.00	$18.00	9/9/2026	Liability	250	749
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

10. Other (Expense) Income

	Three months ended March 31,
	2022	2021
	(in thousands)
Loss on issuance of Bridge Notes tranche one	$—	$(84,291)
Loss on issuance of Bridge Notes tranche two	—	(12,185)
Debt issuance costs expensed for debt carried at fair value	—	(47,623)
Other	2	8
	$2	$(144,091)
In February 2021, Legacy BlackSky issued Bridge Notes in two tranches (Note 8). The first tranche of the Bridge Notes were issued at par to several existing investors at a principal amount of $18.1 million and a fair value of $24.2 million. Additionally, certain investors in the first tranche of Bridge Notes received 11.5 million shares of Legacy BlackSky class A common stock with a fair value of $59.8 million and warrants to purchase 3.9 million shares of Legacy BlackSky class A common stock with a fair value of $18.4 million. The transaction involved investments primarily by the existing Legacy BlackSky investors at that time. Legacy BlackSky, which had an external valuation performed on the Bridge Notes, Legacy BlackSky class A common stock, and Legacy BlackSky warrants, determined that the fair value of the financial instruments issued exceeded the cash proceeds received. Since no unstated rights and/or privileges were identified with the first tranche of the Bridge Notes, Legacy BlackSky recorded a loss on issuance of $84.3 million.
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

11. Stockholders’ Equity

Class A Common Stock
As of March 31, 2022, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of March 31, 2022 consisted of 120.5 million and 117.9 million shares of Class A common stock, respectively. The par value of each share of the class A common stock is $0.0001 per share.

The Company had reserved shares of Class A common stock for issuance in connection with the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Common stock warrants (exercisable for class A common stock) treated as equity	1,770	1,770
Stock options outstanding	4,607	5,022
Restricted stock units outstanding	7,106	10,959
Public Warrants (exercisable for class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	8,325
Shares available for future grant	141,873	140,951
Total class A common stock reserved	179,494	182,840
The Company has approximately 2.4 million Sponsor Earn-Out Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock, and therefore, are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of March 31, 2022 and December 31, 2021, the Company's unaudited condensed consolidated balance sheets included a derivative liability of $2.3 million and $4.7 million, respectively. The Company recorded $2.5 million in gain (loss) on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 related to the fair value adjustments of these Sponsor Earn-Out Shares. The Sponsor Earn-Out Shares have the following provisions:

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

Forfeiture Provision	If, within the seven year period, the Sponsor Earn-Out Shares have not met the Release provisions, the Sponsor Earn-Out Shares will automatically forfeit and be cancelled.

12. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands except per share information)
Loss from continuing operations	$(19,988)	$(168,556)
(Loss) gain from discontinued operation	—	—
Net loss available to common stockholders	$(19,988)	$(168,556)

Basic and diluted net loss per share - continuing operations	$(0.17)	$(0.70)
Basic and diluted net (loss) income per share - discontinued operations	—	—
Basic and diluted net loss per share	$(0.17)	$(0.70)

Shares used in the computation of basic and diluted net loss per share	115,479	242,289
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three months ended March 31, 2022 and 2021. BlackSky’s Form S-1 registration statement filed with the SEC registered approximately 24.1 million shares underlying the Public Warrants and Private Placement Warrants outlined below, which equates to less than 16% of the total fully diluted outstanding common shares of BlackSky. While the Public Warrants and certain of the Private Placement Warrants are now exercisable, the exercise prices (of either $11.50 per share or $20 per share, depending on the class of warrant) both currently exceed the trading price for BlackSky’s common stock. Shares issued to Legacy BlackSky stockholders as part of the Merger consideration remain locked up pursuant to BlackSky’s bylaws.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Restricted class A common stock	207	709
Restricted stock units	7,106	8,899
Common Stock warrants	1,770	11,216
Public Warrants (exercisable for class A common stock) treated as liability	15,813	—
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	—
Sponsor earn-out shares	2,372	—
Stock options	4,607	2,945
2021 Convertible Bridge Notes as converted into common stock	—	7,429
Class A common stock warrants (exercisable for common stock) treated as liability	—	3,875
Common stock issuable for consent fees treated as a liability	—	311
Series B preferred stock warrants	—	96
Series C preferred stock warrants	—	18

13. Stock-Based Compensation

The Company adopted two equity incentive plans in prior years. Legacy BlackSky issued equity and equity-based awards under its 2014 stock incentive plan (the “2014 Plan”) and 2011 stock incentive plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Plans”), which are now administered by the Company’s board of directors. The Plans are no longer active; however, outstanding awards granted under these Plans will not be affected. Both Plans allowed the board of directors to grant stock options, designated as incentive or nonqualified, and stock awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of March 31, 2022, the Company had 41 thousand and 1.8 million options outstanding, respectively, under the 2011 and 2014 Plans.
The stock-based compensation expense attributable to continuing operations was included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$801	$—
Engineering & systems integration costs, excluding depreciation and amortization	120	—
Selling, general and administrative	9,319	508
Total stock-based compensation expense	$10,240	$508
For the three months ended March 31, 2021, the Company did not record any stock-based compensation expense for the restricted stock units ("RSU"s) granted during that time for which vesting only commenced upon satisfaction of a performance condition. This performance condition attributable to the RSUs was not deemed probable until occurrence of the Merger as the Merger was not within the control of Legacy BlackSky. Additionally, the Company recorded $0.6 million and $0, respectively, of stock-based compensation related to capitalized internal labor for software development activities during the three months ended March 31, 2022 and 2021. These amounts are included in property, plant, and equipment - net on the unaudited condensed consolidated balance sheets.

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
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. The Company did not award any stock options during the three months ended March 31, 2022 or 2021.

A summary of the Company’s stock option activity under the Plans during the three months ended March 31, 2022 is presented below:

	Three months ended March 31, 2022
	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding - January 1, 2022	5,022	$4.4914
Granted	—	—
Exercised	(404)	0.0437
Forfeited	(11)	0.0121
Outstanding - March 31, 2022	4,607	4.8917	8.61	$2,975
Exercisable - March 31, 2022	1,063	0.4854	6.79	1,515
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $1.2 million and $2.7 million, respectively. The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $0.2 million.
As of March 31, 2022, there was $3.8 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Awards
In the year ended December 31, 2020, the Company granted restricted stock awards ("RSA")s, which vest based upon the individual award agreements and generally vest over a three to four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. The Company intends to settle the RSAs in stock, and the Company has the shares available to do so.
A summary of the Company’s nonvested RSA activity during the three months ended March 31, 2022 is presented below:

	Three months ended March 31, 2022
	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	335	$0.0121
Vested	(128)	0.0121
Nonvested - March 31, 2022	207	0.0121
The Company has not granted any RSAs since 2020.
As of March 31, 2022, there was $2 thousand of total unrecognized compensation cost related to nonvested RSAs granted under the Plans, which is expected to be recognized over a weighted-average period of 1.6 years. The total grant date fair value of shares vested during the three months ended March 31, 2022 was $2 thousand.

Restricted Stock Units

The Company granted an aggregate of 1.0 million RSUs to certain employees and service providers during the three months ended March 31, 2022 under the 2021 Plan as follows:

Grant Date	Number of Shares (in thousands)	First Tranche	Second Tranche
March 2022	868	25% of such RSUs will vest at the one-year anniversary of the vesting commencement date
75% of such units will vest ratably over twelve consecutive quarters, on specified quarterly vesting dates with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs.

March 2022	155	50% of total number of RSUs will be scheduled to vest annually on the anniversary of the vesting commencement date	N/A
Total	1,023
A summary of the Company’s nonvested RSU activity during the three months ended March 31, 2022 is presented below:

	Three months ended March 31, 2022
	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	10,959	$6.7675
Granted	1,023	1.8000
Vested	(4,816)	6.9843
Canceled	(60)	7.6612
Nonvested - March 31, 2022	7,106	5.8975
A significant portion of the pre-Merger RSU grants vested in accordance with the vesting schedule of 180 days subsequent to the Merger and 1.9 million of the vested RSUs were used to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $3.6 million. Unrecognized compensation costs related to nonvested restricted stock units totaled $24.7 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 2.3 years.

14. Related Party Transactions
A summary of the Company’s related party transactions during the three months ended March 31, 2022 is presented below:

			Amount Due to Related Party as of
			March 31,	December 31,
			2022	2021
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$19,977	$19,977
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	54,149	54,149

					Amount Due to Related Party as of
			Total Payments in the three months ended March 31,		March 31,	December 31,
	Nature of Relationship		2022	2021	2022	2021
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture	Design, development and manufacture of multiple satellites	$9,697	$7,362	$3,951	$8,381
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of March 31, 2022, the Company had a 15.1% investment in X-Bow and had one Board seat. As described in Note 7, the Company has engaged X-Bow to develop a rocket for the Company.	—	1,115		—
Palantir Technologies	Strategic Partner	Multi-year software subscription agreement for $8.0 million	—	—	375	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems.	167	—	42	83
Interest on the term loan facility is accrued and compounded annually. No significant interest payments were made in the three months ended March 31, 2022 or 2021. The Company had interest due to related parties in the amount of $1.2 million as of March 31, 2022, which has been recorded as accrued interest.

15. Fair Value of Financial Instruments

Recurring basis
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, as well as indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

March 31, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$4,428	$—	$—
Private Placement Warrants	—	—	2,081
Sponsor Shares	—	—	2,277
	$4,428	$—	$4,358

December 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$8,697	$—	$—
Private Placement Warrants	—	—	3,496
Sponsor Shares	—	—	4,732
	$8,697	$—	$8,228
The carrying values of the following financial instruments approximated their fair values as of March 31, 2022 and December 31, 2021 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, leases payable and other current liabilities.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2022 or 2021.
The following is a summary of changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2022:

	Sponsor Shares	Private Placement Warrants
	(in thousands)
Balance, January 1, 2022	$4,732	$3,496
Gain from changes in fair value	(2,455)	(1,415)
Balance, March 31, 2022	$2,277	$2,081

16. Commitments and Contingencies

Legal Proceedings
In the normal course of business, the Company may become involved in various legal proceedings which, by their nature, may be inherently unpredictable and which could have a material effect in the unaudited condensed consolidated financial statements, taken as a whole.
As of March 31, 2022, the Company was not aware of any additional pending, or threatened, governmental actions or legal proceedings to which the Company is, or will be, a party that, if successful, would result in a material impact to its business or financial condition or results of operations.

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
The Company has continued correspondence with the applicable authorities in an effort toward identifying a taxpayer-favorable resolution of the potential liabilities. The Company has recognized a liability including interest and penalties based on its best estimate as of March 31, 2022.
The following table summarizes the estimated indirect tax liability activity during the three months ended March 31, 2022:

(in thousands)
Balance, January 1, 2022	$737
Payments	—
Adjustment to Expense	—
Balance, March 31, 2022	$737
The Company continues to analyze the additional obligations it may have, if any, and it will adjust the liability accordingly.

Other Commitments
The Company has commitments for multi-launch and integration services with launch services providers. As of March 31, 2022, the Company had a commitment for 2 launches, to include up to 4 satellites at future estimated launch dates for $4.3 million with an option for additional launches. The terms of the arrangement also allows for the Company to remanifest the satellites if significant delays in excess of 365 days or other inexcusable delays occur with the provider. Subsequent to remanifest efforts four months after the 365 days, the Company can request a refund of all recoverable costs. Payment terms are 15 days from invoice date.
As of March 31, 2022, the Company has a remaining commitment of $4.2 million on its satellite purchase contract with LeoStella. Subsequent to March 31, 2022, the Company executed a contract modification reducing the remaining commitment by $3.6 million. The delivery schedule for the components are not specified and is subject to certain engineering milestones. Payment terms are 15 days from invoice date.
We did not enter into any material commitments during the three months ended March 31, 2022.

17. Concentrations, Risks, and Uncertainties
The Company maintains all cash and cash equivalents with one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash deposits.
For the three months ended March 31, 2022 and 2021, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $8.0 million and $4.3 million, respectively. Accounts receivable related to these customers as of March 31, 2022 and December 31, 2021 was $3.7 million and $1.3 million, respectively. Revenue from the U.S. federal government and agencies was $11.1 million and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. Accounts receivable related to U.S. federal government and agencies was $1.9 million and 2.6 million as of March 31, 2022 and December 31, 2021, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of March 31, 2022 and December 31, 2021, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible account.

18. Subsequent Events
The Company evaluated subsequent events through May 11, 2022 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA of our Annual Report on Form 10-K (as updated in this Quarterly Report on Form 10-Q). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

General Overview
On September 9, 2021, Osprey consummated the Merger with Legacy BlackSky. Immediately following the Merger, Osprey changed its name to “BlackSky Technology Inc.” Legacy BlackSky survived the Merger and is now a wholly owned subsidiary of BlackSky. As a special purpose acquisition company, Osprey had no pre-Merger operations other than to identify and consummate a merger. Therefore, BlackSky’s operations post-Merger are attributable to those of Legacy BlackSky and its subsidiaries, and references to “BlackSky” or the “Company” should be read to include BlackSky’s wholly owned subsidiaries. References in this report to Company actions, assets/liabilities, or contracts may be references to actions taken, assets/liabilities held, or contracts entered into by one or more Company current subsidiaries; however the Company has distinguished between the actions taken by Legacy BlackSky or Osprey for certain time based, historical transactions.
The Company’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Merger.

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations on Earth where we believe approximately 90% of the global GDP occurs. With twelve satellites on orbit as of March 31, 2022, our constellation is able to image certain locations every hour, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth every day and who, therefore, require hundreds of satellites to support their mission. Our focused approach enables us to deliver highly targeted and valuable intelligence with a smaller constellation that has the added benefit of greater operating and capital efficiencies.
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

Our next generation satellites (“Gen-3”), expected to be operational during 2023, are designed to improve our imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime, low-light, and all-weather. We believe these advancements will expand the diversity and certainty of our analytics to continue to ensure our relevance to our customers. We believe the combination of our high-revisit, small satellite constellation, our Spectra AI platform, and low constellation cost is disrupting the market for geospatial imagery and space-based data and analytics.
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
Our current customer base and end market mix are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our engineering and systems integration offerings, to customers both domestically and internationally. In addition, our products and services can benefit customers in a variety of commercial markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, maritime and supply chain logistics, financial services, agriculture, environmental monitoring, disaster and risk management, engineering and construction, and consumer behavior.
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
Components of Operating Results
Revenue
Our revenue is generated by selling imagery and software analytics services through our Spectra AI platform and by providing engineering and systems integration services to strategic customers on a project basis.
•Imagery and Software Analytical Services Revenue
◦Imagery: We offer our customers high-revisit, on-demand high resolution electro optic satellite imaging services. Through our Spectra AI platform, customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis.
◦Data, Software, and Analytics: Our analytics services are also offered on a consumption or subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. We leverage our proprietary AI and ML algorithms to analyze data coming from both our proprietary sensor network and space based and terrestrial third-party sources in real-time to provide data, insights, and analytics for our customers. We provide services related to object, change and anomaly detection, site monitoring, and enhanced analytics through which we can detect key pattern of life changes in critical locations. These critical locations can include strategic locations and infrastructure such as ports, airports, and construction sites; retail activity;

commodities stockpiles; and other sites that contain critical commodities and supply chain information.
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
Cost and Expenses
Our operating expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, which are capitalized and amortized to selling, general and administrative expenses on a systematic basis consistent with the transfer of goods and services. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization. For those employees who provide engineering and systems support to customers, the share-based compensation expense is classified under engineering and systems integration costs. For the remaining employees who generally support our business, the stock-based compensation expense is recognized under selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Spectra AI platform, and to the design, development, and testing of our Gen-3 satellites. In addition, we began employing and classifying third-party vendors who fulfill our unique and strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consists of customer relationships.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table provides the components of results of operations for the three months ended March 31, 2022 and 2021. Period to period comparisons are not necessarily indicative of future results.

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Revenue	(dollars in thousands)
Imagery & software analytical services	$9,772	$5,998	$3,774	62.9%
Engineering & systems integration	4,124	1,296	2,828	218.2%
Total revenue	13,896	7,294	6,602	90.5%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	5,907	4,379	1,528	34.9%
Engineering & systems integration costs, excluding depreciation and amortization	5,048	1,130	3,918	346.7%
Selling, general and administrative	22,536	8,478	14,058	165.8%
Research and development	146	28	118	421.4%
Depreciation and amortization	7,391	2,764	4,627	167.4%
Operating loss	(27,132)	(9,485)	(17,647)	(186.1)%
Gain (loss) on derivatives	8,140	(14,008)	22,148	158.1%
Income on equity method investment	257	196	61	31.1%
Interest expense	(1,255)	(1,168)	(87)	(7.4)%
Other income (expense), net	2	(144,091)	144,093	100.0%
Loss before income taxes	(19,988)	(168,556)	148,568	88.1%
Income tax (expense) benefit	—	—	—	—%
Net loss	$(19,988)	$(168,556)	$148,568	88.1%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$9,772	$5,998	$3,774	62.9%
% of total revenue	70.3%	82.2%

Engineering & systems integration revenue	4,124	1,296	2,828	218.2%
% of total revenue	29.7%	17.8%

Total revenue	$13,896	$7,294	$6,602	90.5%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by increased imagery and monitoring & analytical orders from both new and existing customers. In the three months ended March 31, 2022, we were awarded a multi-million dollar contract to provide on-demand satellite imagery for an international government, which significantly contributed to the increased revenue in the quarter ended March 31, 2022 compared to the same period in 2021. Revenue growth from greater demand for imagery was made possible by the expansion of our constellation from launching seven satellites, which increased imagery capacity in 2021, and the growing capabilities of our constellation. Data, monitoring, and analytics revenue also increased primarily from fulfillment of a renewed firm fixed price contract for commodity monitoring.
Engineering and Systems Integration Revenue
Engineering and systems integration revenue significantly increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to an increase in the percentage completion of two contracts, driven by achievement of critical design milestones and delivery of major components of the contract requirements.

Costs and Expenses

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$5,907	$4,379	$1,528	34.9%
Engineering & systems integration costs, excluding depreciation and amortization	5,048	1,130	3,918	346.7%
Total costs	$10,955	$5,509	$5,446	98.9%

Imagery and Software Analytical Service Costs
Imagery and software analytical service costs increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by enhanced analytic content, third-party service costs such as, increased hosting costs, to meet rising demand and maintaining the growth of our satellite and ground stations networks, and third-party subcontractor costs. Additionally, we recorded $0.8 million of stock-based compensation expense during the three months ended March 31, 2022 primarily related to vesting of restricted stock units ("RSUs") triggered by the successful execution of the Merger.
Engineering and Systems Integration Costs
Engineering and systems integration costs increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily attributable to non-recurring engineering design costs and material procurement costs incurred for customer contracts associated with the Gen-3 satellites. The increase was partially offset by a $1.0 million addition to the forward loss liability in 2022 as compared to the prior period for two customer contracts.

Selling, General, and Administrative

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$9,319	$508	$8,811	NM
Salaries and benefit costs	7,901	4,701	3,200	68.1%
Development costs	18	154	(136)	(88.2)%
Professional fees	1,318	1,169	149	12.8%
Information technology, recruiting, and other administrative expenses	1,674	1,237	437	35.3%
Selling and marketing	514	151	363	240.1%
Rent expense	554	506	48	9.6%
Insurance	1,238	52	1,186	NM
Selling, general and administrative	$22,536	$8,478	$14,058	165.8%
•NM - Fluctuation in terms of percentage change is not meaningful.

Selling, general, and administrative expense increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by several factors. First, stock-based compensation expense increased approximately $8.8 million from the prior year related to vesting of RSUs, of which a significant portion vested 180 days following the closing of the Merger. Salaries and payroll-related benefits also increased significantly due to headcount growth in sales, software engineers, executive and administrative functions. In addition, our public company insurance costs increased as a result of the Merger.

Research and Development

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Research and development	$146	$28	$118	421.4%
Research and development expense increased approximately $0.1 million, or 421.4% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by contracting and classifying third-party vendors who fulfill our unique and strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Depreciation	$7,251	$2,426	$4,825	198.9%
Amortization	140	338	(198)	(58.5)%
Depreciation and amortization	$7,391	$2,764	$4,627	167.4%
Depreciation expense increased for the three months ended March 31, 2022, as compared to the same period in 2021 primarily driven by six satellites placed in service in the second half of 2021. There were no satellites placed in service during the three months ended March 31, 2022.

Non-Operating Expenses

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Gain (loss) on derivatives	8,140	(14,008)	22,148	158.1%
Income on equity method investment	257	196	61	31.1%
Interest expense	(1,255)	(1,168)	(87)	(7.4)%
Other income (expense), net	2	(144,091)	144,093	100.0%
•NM - Fluctuation in terms of percentage change is not meaningful.

Gain (loss) on derivatives
Fluctuations in our derivatives measured at fair value, which include liability classified warrants and pre-merger sponsor shares and are significantly driven by our common stock price, generated a gain during the three months ended March 31, 2022 as compared to the fluctuation of fair value related to warrants to purchase Legacy BlackSky series B and C redeemable convertible preferred stock in the three months ended March 31, 2021.
Income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella and was consistent year over year.
Interest expense
Interest expense was consistent year over year.
Other income (expense), net
Other expenses were significantly higher during the three months ended March 31, 2021 as compared to the same period in 2022, primarily due to an initial loss of $96.5 million upon issuances of the Bridge Notes executed in the first quarter of 2021 as the fair value of these notes and the accompanying common shares and Class A common stock warrants that were granted to certain investors was in excess of the proceeds received.
We also incurred $47.6 million in debt issuance costs related to the Bridge Notes and the modification of existing debt arrangements. We expensed the debt issuance costs because the Bridge Notes were carried in the unaudited condensed consolidated balance sheets at fair value. Upon consummation of the Merger, the Bridge Notes and associated warrant liabilities were converted to equity and extinguished. We do not expect similar charges in future periods.

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
The table below reconciles our net loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net loss	$(19,988)	$(168,556)
Loss on issuance of Bridge Notes, including debt issuance costs expensed for debt carried at fair value	—	144,099
Stock-based compensation expense	10,240	508
(Gain) loss on derivatives	(8,140)	14,008
Depreciation and amortization	7,391	2,764
Interest expense	1,255	1,168
Income on equity method investment	(257)	(196)
Adjusted EBITDA	$(9,499)	$(6,205)
Free Cash Flow
We define free cash flow as cash flows used in, or provided by, operating activities—continuing operations plus cash flows used in, or provided by, operating activities—discontinued operations less purchase of property and equipment and satellite procurement work in process. We have presented free cash flow because it is used by our management and board of directors as an indicator of the amount of cash we generate or use and to evaluate our ability to satisfy current and future obligations and to fund future business opportunities. Accordingly, we believe that free cash flow provides useful information to investors and others, enhancing the overall understanding of our ability to satisfy our financial obligations and pursue business opportunities, and allowing for greater transparency with respect to a key financial metric used by our management in their financial and operational decision-making.

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
The table below reconciles our net cash used in operating activities to free cash flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(12,676)	$(10,583)
Purchase of property and equipment	(1,926)	(17)
Satellite procurement work in process	(11,499)	(7,502)
Free cash flow	$(26,101)	$(18,102)

Net cash used in investing activities	$(13,425)	$(7,519)
Net cash (used in) provided by financing activities	(3,599)	57,791

Liquidity and Capital Resources
Our cash and cash equivalents excluding restricted cash totaled $135.9 million and $165.6 million as of March 31, 2022 and December 31, 2021, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of March 31, 2022, we had an accumulated deficit of $490.9 million.
We expect the proceeds received from the Merger will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. We do not have a line of credit or access to immediate funds and we are not subject to any financial or minimum cash metrics. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Funding Requirements
We expect our expenses to increase as we increase investments in sales, marketing and product to increase our market share. In addition, we expect to incur increased costs in support of public company operations. We will also continue to incur capital expenditures as we procure and launch satellites to increase capture capacity, as well as investing in our Gen-3 satellites that will significantly enhance our imagery capabilities in the future. Subsequent to March 31, 2022, the Company executed a contract modification reducing the remaining commitment by $3.6 million.

Short-term liquidity requirements
As of March 31, 2022, our current assets were approximately $151.8 million, consisting primarily of cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, and contract assets.
As of March 31, 2022, our current liabilities were approximately $31.6 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
For the Three Months Ended March 31, 2022 and 2021
The following table provides a summary of cash flow data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$
	(dollars in thousands)		Change
Net cash used in operating activities	$(12,676)	$(10,583)	$(2,093)
Net cash used in investing activities	(13,425)	(7,519)	(5,906)
Net cash (used in) provided by financing activities	(3,599)	57,791	(61,390)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,700)	39,689	(69,389)
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573	157,531
Cash, cash equivalents, and restricted cash – end of year	$138,404	$50,262	$88,142

Operating activities
For the three months ended March 31, 2022, net cash used in operating activities was approximately $12.7 million. The contributor to the increase in cash used during the three months ended March 31, 2022 was the operating loss increase, adjusted for depreciation, amortization and stock-based compensation expenses in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The operating loss increase in the three months ended March 31, 2022 was primarily due to increased salaries and payroll-related benefits for headcount growth across the organization.

Investing activities
We continue to have significant cash outflows for satellite procurement and launch related services. In the three months ended March 31, 2022, net cash used in investing activities increased approximately $5.9 million related to cash paid for the procurement of satellites and other launch-related costs.

Financing activities
The most significant impact in the change in cash flows from financing activities in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was related to the $58.1 million loan proceeds from the Bridge Notes in the prior period.

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
Classification of Revenue
We classify revenue as imagery and software analytical services, and engineering and systems integration in our unaudited condensed consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
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
Determination of when Performance Obligations are Satisfied
Imagery revenue is recognized at the point-in-time the customer receives access to the imagery, or ratably over the subscription period. In certain firm fixed price contracts that contain imagery where it is probable we will receive the full contract amount or the customer prepays for future services which may expire unused, our accounting policy for unexercised performance obligations is to recognize the estimated unused amount as revenue over time in proportion to the historical pattern of rights exercised by the customer. The unrecognized amount is recorded within contract liabilities on our unaudited condensed consolidated balance sheets. Software analytical services revenue derived from data, software, and analytics, including professional service solutions, is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or a time and materials basis, as well as, at the point-in-time the customer receives access to an analytic product. Engineering & systems integration revenue is primarily generated from fixed price long-term engineering and integration construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires judgment. We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
As there was not a market for Legacy BlackSky equity, valuations of Legacy BlackSky equity instruments required the application of significant estimates, assumptions, and judgments. These valuations impacted various amounts and accounting conclusions reflected in our unaudited condensed consolidated financial statements, inclusive of the recognition of equity-based compensation, debt discounts when debt issuances were accompanied by the issuance of equity (e.g., warrants), and the evaluation of whether beneficial conversion features existed within our convertible financial instruments. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the preferred stock and common stock that comprised our capital structure prior to the Merger. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
Legacy BlackSky issued equity and equity-based awards under our 2014 Plan and the 2011 Plan. Awards issued as of the year ended December 31, 2020 include stock options and restricted stock awards (“RSAs”). Subsequent to December 31, 2020, we also issued RSUs. Awards under these Plans were approved by the board of directors, and awards that have been canceled, forfeited, or expired are available for issuance in connection with BlackSky's 2021 Equity Incentive Plan.
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
We have largely moved towards granting RSAs and RSUs to certain employees. We use the following inputs under Black-Scholes as follows:
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

Private Placement Warrants and Sponsor Earn-Out Shares
We classify the Private Placement Warrants and Sponsor Earn-Out Shares as long-term liabilities in our unaudited condensed consolidated balance sheets as of March 31, 2022. Each liability was initially recorded at fair value on the date of the Merger. The Private Placement Warrants are recorded at fair value using a Black-Scholes option pricing model and the Sponsor Earn-Out Shares are recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain (loss) on derivatives on our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(d) or 15d-15(d) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
For a discussion of legal proceedings in which we are involved, see Note 16 to the financial statements and supplementary data included in Part I, Item I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021 and filed by us with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.34+	2022 Executive Incentive Compensation Plan					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Company’s Chief Financial Officer, Johan Broekhuysen, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2022	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Johan Broekhuysen
Johan Broekhuysen
Chief Financial Officer
(Principal Financial and Accounting Officer)