Form 10-Q
period 2022-06-30
BlackSky Technology Inc.
filed 2022-08-10
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 09, 2022, there were 120,948,826 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

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
• our anticipated capital expenditures, liquidity, and our estimates regarding our capital requirements;
• our ability to integrate proprietary and third-party sensor data;
• our ability to add new satellites to commercial operations;
• our ability to invest in our software, research and development capabilities;
• our ability to grow a third-party developer community;
• our ability to expand our services and offerings to customers both domestically and internationally;
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
• our plans for our next generation satellites (“Gen-3”);
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,827	$165,586
Restricted cash	2,518	2,518
Short-term investments	43,833	—
Accounts receivable, net of allowance of $0 and $39, respectively	3,417	2,629
Prepaid expenses and other current assets	4,275	6,264
Contract assets	5,502	1,678
Total current assets	124,372	178,675
Property and equipment - net	83,899	70,551
Goodwill	9,393	9,393
Investment in equity method investees	5,159	4,002
Intangible assets - net	2,199	2,480
Satellite procurement work in process	35,761	40,102
Other assets	346	560
Total assets	$261,129	$305,763
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$13,877	$10,837
Amounts payable to equity method investees	1,537	5,613
Contract liabilities - current	4,931	11,266
Other current liabilities	2,835	2,819
Total current liabilities	23,180	30,535
Liability for estimated contract losses	3,384	6,054
Long-term contract liabilities	—	568
Derivative liabilities	13,431	16,925
Long-term debt - net of current portion	72,425	71,408
Other liabilities	5,162	653
Total liabilities	117,582	126,143
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 120,926 and 117,160 shares; outstanding, 118,453 shares and 114,452 shares as of June 30, 2022 and December 31, 2021, respectively.	12	11
Additional paid-in capital	660,710	650,518
Accumulated deficit	(517,175)	(470,909)
Total stockholders’ equity	143,547	179,620
Total liabilities and stockholders’ equity	$261,129	$305,763

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Imagery & software analytical services	$13,350	$5,118	$23,122	$11,116
Engineering & systems integration	1,752	2,247	5,876	3,543
Total revenue	15,102	7,365	28,998	14,659
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	5,350	4,171	11,257	8,550
Engineering & systems integration costs, excluding depreciation and amortization	4,436	2,237	9,484	3,367
Selling, general and administrative	17,739	8,827	40,275	17,305
Research and development	106	—	252	28
Depreciation and amortization	9,177	3,537	16,568	6,301
Satellite impairment loss	—	18,407	—	18,407
Operating loss	(21,706)	(29,814)	(48,838)	(39,299)
(Loss) gain on derivatives	(4,646)	(967)	3,494	(14,975)
Income on equity method investment	1,213	767	1,470	963
Interest income	178	—	178	—
Interest expense	(1,275)	(1,270)	(2,530)	(2,438)
Other expense, net	(42)	(3,279)	(40)	(147,370)
Loss before income taxes	(26,278)	(34,563)	(46,266)	(203,119)
Income tax (expense) benefit	—	—	—	—
Loss from continuing operations	(26,278)	(34,563)	(46,266)	(203,119)
Discontinued operations:
Loss from discontinued operations (including loss from disposal of Spaceflight Inc. of $0, $1,022, $0, and $1,022 for the three and six months ended June 30, 2022 and 2021, respectively)	—	(1,022)	—	(1,022)
Income tax (expense) benefit	—	—	—	—
Loss from discontinued operations, net of income taxes	—	(1,022)	—	(1,022)
Net loss	(26,278)	(35,585)	(46,266)	(204,141)
Other comprehensive loss	—	(1,930)	—	(541)
Total comprehensive loss	$(26,278)	$(37,515)	$(46,266)	$(204,682)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(0.22)	$(0.61)	$(0.40)	$(3.87)
Loss from discontinued operations, net of income taxes	—	(0.02)	—	(0.02)
Net loss per share of common stock	$(0.22)	$(0.63)	$(0.40)	$(3.89)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$—	$(470,909)	$179,620
Stock-based compensation	—	—	10,862	—	—	10,862
Issuance of common stock upon exercise of stock options	404	—	17	—	—	17
Issuance of common stock upon vesting of restricted stock awards	129	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,816	1	—	—	—	1
Withholding of restricted stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(1,874)	—	(3,616)	—	—	(3,616)
Net loss	—	—	—	—	(19,988)	(19,988)
Balance as of March 31, 2022	117,927	12	657,781	—	(490,897)	166,896
Stock-based compensation	—	—	3,365	—	—	3,365
Issuance of common stock upon exercise of stock options	180	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock awards	27	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	520	—	—	—	—	—
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(201)	—	(444)	—	—	(444)
Net loss	—	—	—	—	(26,278)	(26,278)
Balance as of June 30, 2022	118,453	$12	$660,710	$—	$(517,175)	$143,547

	Common Stock		Additional Paid-In	Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balance as of January 1, 2021, as adjusted	34,692	$3	$191,168	$—	$(223,984)	$(32,813)
Stock-based compensation	—	—	508	—	—	508
Issuance of common stock due to Bridge Notes	20,029	2	103,722	—	—	103,724
Issuance of common stock upon exercise of stock options	468	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock awards	171	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,095	—	120	—	—	120
Other comprehensive income	—	—	—	1,389	—	1,389
Net loss	—	—	—	—	(168,556)	(168,556)
Balance as of March 31, 2021	56,455	5	295,519	1,389	(392,540)	(95,627)
Stock-based compensation	—	—	264	—	—	264
Issuance of common stock due to Bridge Notes Rights Offering	314	—	2,629	—	—	2,629
Issuance of common stock upon exercise of stock options	210	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock awards	130	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	34	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,930)	—	(1,930)
Net loss	—	—	—	—	(35,585)	(35,585)
Balance as of June 30, 2021	57,143	$5	$298,418	$(541)	$(428,125)	$(130,243)
\
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,266)	$(204,141)
Loss from discontinued operations, net of income taxes	—	(1,022)
Loss from continuing operations	(46,266)	(203,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,568	6,301
Bad debt expense	(1)	4
Stock-based compensation expense	13,226	772
Loss on issuance of 2021 convertible Bridge Notes	—	96,476
Loss on issuance of 2021 convertible Bridge Notes Rights Offering	—	3,193
Issuance costs for derivative liabilities and debt carried at fair value	—	47,718
Amortization of debt discount and issuance costs	1,018	823
Gain on equity method investment	(1,470)	(963)
Loss on disposal of property and equipment	—	24
(Gain) loss on derivatives	(3,494)	14,975
Satellite impairment loss	—	18,407
Other, net	16	—
Changes in operating assets and liabilities:
Accounts receivable	(787)	(1,293)
Contract assets	(3,824)	1,151
Prepaid expenses and other current assets	1,914	(405)
Other assets	(30)	(150)
Accounts payable and accrued liabilities	389	(2,604)
Other current liabilities	16	(2,067)
Contract liabilities - current and long-term	(6,903)	(952)
Liability for estimated contract losses	(2,670)	(1,047)
Other liabilities	4,509	1,644
Net cash used in operating activities	(27,789)	(21,112)
Cash flows from investing activities:
Purchase of property and equipment	(5,289)	(207)
Satellite procurement work in process	(20,208)	(11,205)
Purchase of short-term investments	(43,774)	—
Purchase of domain name	—	(7)
Proceeds from equity method investment	313	—
Net cash used in investing activities	(68,958)	(11,419)
Cash flows from financing activities:
Proceeds from issuance of debt	—	58,573
Proceeds from options exercised	25	7
Proceeds from warrants exercised	—	120
Debt payments	—	(750)
Payments for deferred offering costs	—	(3,487)
Payments for debt issuance costs	—	(646)
Withholding tax payments on vesting of restricted stock units	(4,037)	—
Net cash (used in) provided by financing activities	(4,012)	53,817
Net (decrease) increase in cash, cash equivalents, and restricted cash	(100,759)	21,286
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573
Cash, cash equivalents, and restricted cash – end of period	$67,345	$31,859

See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2022	2021

Cash and cash equivalents	$64,827	$26,384
Restricted cash	2,518	5,475
Total cash, cash equivalents, and restricted cash	$67,345	$31,859

	June 30,
	2022	2021
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$286
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$3,798	$10,837
Capitalized stock-based compensation	1,001	—
Capitalized interest for property and equipment placed into service	220	135
Accretion of short-term investments' discounts and premiums	59	—
Withholding of stock units to satisfy tax withholding obligations upon the exercise of stock options	23	—
SPAC costs accrued but not paid	—	3,663
Debt issuance costs expensed for debt carried at fair value accrued but not paid	—	3,129
Issuance of common stock due to Bridge Notes, net of issuance costs	—	106,353
Issuance of common stock warrants due to Bridge Notes	—	18,800
Consent fees payable in common stock or cash recorded as a derivative	—	2,715
Contingent liability for working capital adjustment and use taxes to M&Y Space Co. Ltd	—	1,022
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

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
As of June 30, 2022, BlackSky had 14 satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns approximately 15.1%, as equity method investments (Note 6).

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
The Company’s unaudited condensed consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including equity warrants and other equity instruments classified as derivative liabilities, which are stated at fair value. The Company also incurred debt, which was also stated at fair value and subsequently converted to equity in the Merger. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 31, 2022. In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, and stock-based compensation.

Investments
The Company’s investments generally consist of A-1, or higher, rated corporate debt and governmental securities as short-term investments. Our investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered as cash equivalents.

Property and Equipment - net
The Company capitalizes internal and external costs incurred to develop and implement internal-use software, which consist primarily of costs related to design, coding, and testing. Internal costs include salaries and allocations of fringe and stock-based compensation. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life to either depreciation or cost of sales depending on the nature of the software. Costs incurred prior to and after the application development stage are charged to development costs as part of selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company regularly reviews its capitalized software projects for impairment.

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

Revenue Recognition
The Company generates revenue from the sale of imagery and software analytical services and engineering and systems integration. Imagery and software analytical services revenue includes imagery, data, software, and analytics, including professional services. This revenue is recognized from services rendered under cost-plus-fixed-fee contracts, firm fixed price contracts, a time and materials basis or non-cancellable subscription order agreements. Engineering and systems integration revenue is from fixed price long-term construction contracts.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of June 30, 2022.

Imagery & Software Analytical Services Revenue
Imagery
Imagery services include imagery delivered from the Company’s satellites in orbit via its Spectra AI platform and in limited cases directly uploaded to certain customers. Customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery performance obligations are recognized ratably over the fixed price subscription period for the right to access imagery or as revenue at the point-in-time when the Company delivers images to the Spectra AI platform.

Data, Software, and Analytics
The Company leverages proprietary AI and ML algorithms to analyze data coming from both the Company’s proprietary sensor network and third-party space and terrestrial sources to provide hard-to-get data, insights, and analytics for customers. The Company continues to integrate and enhance its offerings by performing contract development, while retaining the intellectual property rights. The Company also provides technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company uses system engineers to support customer efforts to manage mass quantities of data. The Company also offers professional service solutions related to object, change and anomaly detection, site monitoring, and enhanced analytics, through which the Company can detect key pattern of life changes in critical locations such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain information.
Our analytics services are also offered on a consumption or subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. Imagery and software analytical services revenue from data, software, and analytics contracts is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or time and materials basis as well as, at the point-in-time the customer receives access to an analytic product. For firm fixed price professional service contracts, the Company recognizes revenue using total estimated costs to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation’s EAC includes all direct costs such as labor, materials, subcontract costs and overhead. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on contracts, as and when known. For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

Engineering and Systems Integration Revenue
The Company develops and delivers advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts. The Company generally recognizes revenue over time using the cost-to-cost method to measure progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the EAC. The estimation of total estimated costs at completion is subject to many variables and requires judgment. The Company recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the three and six months ended June 30, 2022, the Company recognized $1.4 million and $2.2 million, respectively, of unfavorable cumulative adjustments to revenue directly from estimated cost increases on two engineering and systems integration contracts (Note 5). All, or a portion, of this cumulative adjustment will be recognized in future revenue as the percentage of completion increases over time. During the three and six months ended June 30, 2021, the Company recognized a $0.3 million favorable impact to revenue attributable to changes in other contract estimates. During the three and six months ended June 30, 2022, there was no revenue recognized from performance obligations satisfied in previous period~~s~~.

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted options in the three and six months ended June 30, 2022. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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
Expected Term. For options granted in 2021 and 2022, since there is not a history of option exercises as a public company, the Company considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.

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

Accounting Standards Recently Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 “Leases”. The amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The guidance requires the use of the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The guidance was effective for public business entities for annual periods, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. As of June 30, 2022, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the adoption impact but expects the adoption of the standard to have a material impact to the unaudited condensed consolidated balance sheets, since the Company will be required to report operating leases in the unaudited condensed consolidated balance sheets for the first time. The Company is in the process of its adoption efforts and cannot yet reasonably estimate the impact to the consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”. The amendments in this update are intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU can be applied on a retrospective, modified retrospective or prospective basis. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is also permitted. As of June 30, 2022, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the adoption impact and has not yet determined the potential impact, if any, that this guidance will have on its consolidated financial statements.

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
The following table disaggregates revenue by type of imagery and software analytical services and engineering and integration for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Imagery	$6,833	$1,384	$10,443	$2,848
Data, software and analytics	6,517	3,733	12,679	8,267
Engineering & integration	1,752	2,248	5,876	3,544
Total revenue	$15,102	$7,365	$28,998	$14,659
The approximate revenue based on geographic location of customers is as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
US	$12,437	$6,236	$23,584	$12,359
Middle East	782	694	1,376	1,380
Asia	1,584	312	3,578	770
Other	299	123	460	150
Total revenue	$15,102	$7,365	$28,998	$14,659

Revenue from significant customers for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
U.S. federal government and agencies	$12,162	$6,188	$23,225	$12,307
International government	2,742	1,177	5,487	2,352
Commercial and other	198	—	286	—
Total revenue	$15,102	$7,365	$28,998	$14,659
As of June 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
U.S. federal government and agencies	$3,041	$2,576
International government	341	76
Commercial and other	35	16
Allowance for doubtful accounts	—	(39)
Total accounts receivable	$3,417	$2,629
Backlog

Backlog represents the future sales we expect to recognize on firm orders received by the Company and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's Backlog excludes unexercised contract options. As of June 30, 2022, the Company had $108.0 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to our backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $30.8 million, $45.6 million, and $31.6 million in the six months ending December 31, 2022, fiscal year 2023, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Contract assets - current
Unbilled revenue	$5,091	$788
Contract assets	411	890
Total contract assets - current	$5,502	$1,678

Contract liabilities - current
Deferred revenue - short-term	$4,260	$11,082
Other contract liabilities	671	184
Total contract liabilities - current	$4,931	$11,266

Contract liabilities - long-term	$—	$—
Deferred revenue - long-term	—	568
Total contract liabilities - long-term	$—	$568
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
Changes in short-term and long-term contract assets and contract liabilities for the six months ended June 30, 2022 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2022	$1,678	$11,834
Billings or revenue recognized that was included in the beginning balance	(788)	(9,153)
Changes in contract assets or contract liabilities, net of reclassification to receivables	5,091	(756)
Cumulative catch-up adjustment arising from changes in estimates to complete	—	2,163
Cumulative catch-up adjustment arising from contract modification	—	356
Changes in costs to fulfill and amortization of commission costs	(479)	—
Changes in contract commission costs	—	487
Balance on June 30, 2022	$5,502	$4,931

6. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the three and six months ended June 30, 2022 or 2021. During the six months ended June 30, 2022 and 2021, the Company remitted $17.1 million and

$11.2 million, respectively, of payments to LeoStella for satellite manufacturing and satellite software development.
X-Bow
In 2017, the Company entered into a stock subscription and technology transfer agreement with X-Bow, whereby the Company assigned and transferred certain intellectual property rights owned by the Company to X-Bow in exchange for 13.5 million shares of X-Bow, a strategic investment in a space technology company specializing in additive manufacturing of solid rocket motors. As of June 30, 2022, the Company's interest in X-Bow was 15.1%.
The following tables present summarized financial information for the Company’s equity method investments as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021.

	June 30,	December 31,
Summarized balance sheets	2022	2021
	(in thousands)
Current assets	$64,252	$60,652
Non-current assets	7,280	5,798
Total assets	$71,532	$66,450

Current liabilities	$29,373	$39,612
Noncurrent liabilities	475	706
Total liabilities	$29,848	$40,318

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized statements of operations	2022	2021	2022	2021
	(in thousands)
Revenue	$14,526	$14,355	$31,259	$20,739
Net income	965	1,492	1,066	2,160
Current assets of the Company’s equity method investees primarily consisted of inventories of $8.4 million and $17.0 million as of June 30, 2022 and December 31, 2021, respectively. Total liabilities of the Company’s equity method investees primarily consisted of customer advances of $24.8 million and $35.2 million as of June 30, 2022 and December 31, 2021, respectively.
The revenue related to equity method investments attributable to related parties was $14.5 million and $22.6 million for the three and six months ended June 30, 2022, respectively. The revenue related to equity method investments attributable to related parties was $8.4 million and $14.8 million for the three and six months ended June 30, 2021, respectively. The Company had differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $3.2 million as of June 30, 2022 and $2.9 million as of December 31, 2021. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.

7. Discontinued Operations
On June 12, 2020, the Company completed the sale of 100% of its equity interests in Spaceflight to M&Y Space. Under a transition services agreement, the Company provides, post-closing transition services to Spaceflight, including, but not limited to, the sublease of the Company’s office facility in Seattle, Washington and common area maintenance fees related to the sublease.

Settlement Arrangement for the Sale of the Spaceflight
On March 30, 2021, the Company settled certain disputes with respect to the purchase price in the total amount of $6.8 million, which was accrued as a liability as of December 31, 2020. The Company paid the settlement amount in two tranches—(i) $2.0 million on April 1, 2021 and (ii) the remaining $4.8 million was triggered at the closing of the Merger. In April 2021, the Company also terminated a launch arrangement with Spaceflight and, as agreed upon by the parties, offset the amount due to M&Y Space with a contractual refund of $3.9 million of which the net amount of $819 thousand was settled for cash in September 2021. As a result, the Company recorded a reduction to the accrued liability and a reduction to satellite procurement in the unaudited condensed consolidated balance sheet as of December 31, 2021.
The following summarizes the components of the loss from discontinued operations, net of income taxes, that the Company has reported in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized an unfavorable working capital adjustment of $1.0 million during the three and six months ended June 30, 2021 primarily related to a potential shortfall in accounts receivable in the closing balance sheet delivered to M&Y Space.

	Three and six months ended June 30,
	2022	2021
	(in thousands)
Major classes of line items constituting loss from discontinued operations:
Revenue - launch services	$—	$—
Total operating costs and expenses	—	—
Operating loss	—	—
Loss from discontinued operations, before income taxes	—	—
Loss on disposal of discontinued operations	—	(1,022)
Total loss from discontinued operations, net of income taxes	—	(1,022)

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	June 30,	December 31,
	2022	2021
	(in thousands)
Satellites	$116,210	$93,709
Software	3,718	—
Software development in process	2,595	—
Computer equipment	1,864	1,372
Office furniture and fixtures	708	744
Other equipment	685	682
Site equipment	1,718	1,393
Ground station equipment	111	111
Total	127,609	98,011
Less: accumulated depreciation	(43,710)	(27,460)
Property and equipment — net	$83,899	$70,551

Depreciation of property and equipment from continuing operations was $9.0 million and $3.2 million, for the three months ended June 30, 2022 and 2021, respectively, and $16.3 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company disposed of property and equipment, which consisted of site equipment, furniture and ground station equipment of $36 thousand and $0.7 million, during the six months ended June 30, 2022 and 2021, respectively, for a loss of $0 for the three and six months ended June 30, 2022 and $0 and $24 thousand for the three and six months ended June 30, 2021, respectively.

9. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	June 30,	December 31,
	2022	2021
	(in thousands)
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	74,126	74,126
Total long-term debt	74,126	74,126
Unamortized debt issuance cost	(1,701)	(2,718)
Outstanding balance	$72,425	$71,408
The outstanding debt was solely comprised of loans from related parties with effective interest rates of 7.41% to 8.00%.
Bridge Notes and Related Transactions
On February 2, 2021, Legacy BlackSky amended its omnibus agreement dated June 27, 2018 (the “2021 Omnibus Amendment”). As a result of the amendment, Legacy BlackSky was permitted to enter into additional indebtedness by issuing new subordinated, unsecured convertible promissory notes (the "Bridge Notes"), between February 2, 2021 and June 30, 2021, for up to an aggregate principal amount of $60 million.
During the period from February 2, 2021 through February 3, 2021, Legacy BlackSky completed the closing of its initial tranche of the Bridge Notes from existing stockholders. The aggregate principal amount of the Bridge Notes issued in the initial tranche was $18.1 million. All investors participating in the initial tranche also received incentive equity equal to seven shares of class A common stock of Legacy BlackSky for each dollar invested. Certain investors participating in the initial tranche additionally received warrants exercisable for shares of Legacy BlackSky class A common stock in amounts ranging from 0.14% of Legacy BlackSky’s fully-diluted share capital for each dollar invested divided by $1.0 million to 3.5% of Legacy BlackSky’s fully-diluted share capital (Note 10). On February 18, 2021, the Company completed the closing of a second tranche of the Bridge Notes, raising an aggregate principal amount of $40.0 million from an existing stockholder and from new investors. Participants in the second tranche did not receive shares of Legacy BlackSky class A common stock or warrants to purchase Legacy BlackSky class A common stock.
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
In connection with the 2021 Omnibus Amendment, the investors guaranteeing the Silicon Valley Bank (“SVB”) line of credit further reaffirmed their guarantees and received a one-time issuance of seven shares of Legacy BlackSky class A common stock for every dollar guaranteed. Additionally, Legacy BlackSky agreed to pay a fee to each of its senior secured lenders (“Consent Fees”). The Consent Fees were payable in either cash or shares of Legacy BlackSky’s class A common stock at the choice of the lender. The Consent Fees were considered variable share-settled liabilities and were recorded at fair value. All of the Consent Fees were settled for cash at the closing of the Merger.
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
(1) Issuance of class A common stock and class A common stock warrants has been retroactively restated to give effect to the reverse recapitalization.
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
Fair Value of Debt
The estimated fair value of all of the Company’s outstanding long-term debt was $68.8 million and $76.1 million as of June 30, 2022 and December 31, 2021, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets.

The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.
Compliance with Debt Covenants
As of June 30, 2022, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of June 30, 2022.

10. Equity Warrants Classified as Derivative Liabilities

Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (Note 16). In the six months ended June 30, 2022, the Company's derivative liabilities were made up of only the equity warrants and the Sponsor Shares. In the six months ended June 30, 2021, the Company's derivative liabilities included warrants, Consent Fees from the Bridge Notes (see Note 9) and Legacy BlackSky preferred stock warrants.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at June 30, 2022:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain (loss) in value for the six months ended June 30, 2022	Fair Value at June 30, 2022
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$2,214	$6,483
Private Placement Warrants	4,163	$11.50	$18.00	9/9/2026	Liability	249	2,248
Private Placement Warrants	4,163	$20.00	$18.00	9/9/2026	Liability	(416)	1,415
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

11. Other (Expense) Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loss on issuance of Bridge Notes tranche one	$—	$—	$—	$(84,291)
Loss on issuance of Bridge Notes tranche two	—	—	—	(12,185)
Loss on issuance of Bridge Notes Rights Offering	—	(3,193)	—	(3,193)
Debt issuance costs expensed for debt carried at fair value	—	(95)	—	(47,718)
Other	(42)	9	(40)	17
	$(42)	$(3,279)	$(40)	$(147,370)
In February 2021, Legacy BlackSky issued Bridge Notes in two tranches (Note 9). The first tranche of the Bridge Notes were issued at par to several existing investors at a principal amount of $18.1 million and a fair value of $24.2 million. Additionally, certain investors in the first tranche of Bridge Notes received 11.5 million shares of Legacy BlackSky class A common stock with a fair value of $59.8 million and warrants to purchase

3.9 million shares of Legacy BlackSky class A common stock with a fair value of $18.4 million. The transaction involved investments primarily by the existing Legacy BlackSky investors at that time. Legacy BlackSky, which had an external valuation performed on the Bridge Notes, Legacy BlackSky class A common stock, and Legacy BlackSky warrants, determined that the fair value of the financial instruments issued exceeded the cash proceeds received. Since no unstated rights and/or privileges were identified with the first tranche of the Bridge Notes, Legacy BlackSky recorded a loss on issuance of $84.3 million.
The second tranche of the Bridge Notes were issued at par to several new investors and an existing investor at a principal amount of $40.0 million and a fair value of $52.2 million, resulting in a loss on issuance of $12.2 million.
Legacy BlackSky incurred and expensed $47.6 million in debt issuance costs related to the Bridge Notes issued in February 2021 and the modification of existing debt arrangements at that time. These debt issuance costs consisted of 8.5 million shares of Legacy BlackSky class A common stock valued at $43.9 million that were issued to certain guarantors in conjunction with modification of Legacy BlackSky’s SVB line of credit and $3.7 million paid to third-parties in cash.
The debt issuance costs were expensed because the Bridge Notes were being carried on the balance sheet at fair value. The modification of existing debt did not qualify as a troubled debt restructuring, nor did it result in the extinguishment of the debt.

12. Stockholders’ Equity

Class A Common Stock
As of June 30, 2022, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of June 30, 2022 consisted of 120.9 million and 118.5 million shares of Class A common stock, respectively. The par value of each share of the class A common stock is $0.0001 per share.
The Company had reserved shares of Class A common stock for issuance in connection with the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Common stock warrants (exercisable for class A common stock) treated as equity	1,770	1,770
Stock options outstanding	4,690	5,022
Restricted stock units outstanding	6,848	10,959
Public Warrants (exercisable for class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	8,325
Shares available for future grant	141,628	140,951
Total class A common stock reserved	179,074	182,840

The Company has approximately 2.4 million Sponsor Earn-Out Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock, and therefore, are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of June 30, 2022 and December 31, 2021, the Company's derivative liabilities in the unaudited condensed consolidated balance sheets included Sponsor Shares of $3.3 million and $4.7 million, respectively. The Company recorded a $1.4 million gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022 related to the fair value adjustments of these Sponsor Earn-Out Shares. The Sponsor Earn-Out Shares have the following provisions:

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

Forfeiture Provision	If, within the seven year period, the Sponsor Earn-Out Shares have not met the Release provisions, the Sponsor Earn-Out Shares will automatically forfeit and be cancelled.

13. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands except per share information)
Loss from continuing operations	$(26,278)	$(34,563)	$(46,266)	$(203,119)
Loss from discontinued operations	—	(1,022)	—	(1,022)
Net loss available to common stockholders	$(26,278)	$(35,585)	$(46,266)	$(204,141)

Basic and diluted net loss per share - continuing operations	$(0.22)	$(0.61)	$(0.40)	$(3.87)
Basic and diluted net loss per share - discontinued operations	—	(0.02)	—	(0.02)
Basic and diluted net loss per share	$(0.22)	$(0.63)	$(0.40)	$(3.89)

Shares used in the computation of basic and diluted net loss per share	118,112	56,704	116,803	52,434

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and six months ended June 30, 2022 and 2021.

	Three and six months ended June 30,
	2022	2021
	(in thousands)
Restricted class A common stock	100	580
Common Stock warrants	1,770	11,331
Stock options	4,690	2,643
Restricted stock units	6,848	8,946
Public Warrants (exercisable for class A common stock) treated as liability	15,813	—
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	—
Sponsor earn-out shares	2,372	—
Series A redeemable convertible preferred stock	—	789
Series B and B-1 redeemable convertible preferred stock	—	4,714
Series C redeemable convertible preferred stock	—	20,189
2021 Convertible Bridge Notes as converted into common stock	—	7,870
Class A common stock warrants (exercisable for common stock) treated as liability	—	3,917
Class A common stock warrants (as exercised for Class A Common Stock) treated as liability in connection with the Rights Offering	—	52
Common stock issuable for consent fees treated as a liability	—	315
Series B preferred stock warrants	—	117
Series C preferred stock warrants	—	97

14. Stock-Based Compensation
The Company adopted two equity incentive plans in prior years. Legacy BlackSky issued equity and equity-based awards under its 2014 stock incentive plan (the “2014 Plan”) and 2011 stock incentive plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Plans”), which are now administered by the Company’s board of directors. The Plans are no longer active; however, outstanding awards granted under these Plans will not be affected. Both Plans allowed the board of directors to grant stock options, designated as incentive or nonqualified, and stock awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of June 30, 2022, the Company had 41 thousand and 1.6 million options outstanding, respectively, under the 2011 and 2014 Plans.

The stock-based compensation expense attributable to continuing operations was included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$304	$—	$1,105	$—
Engineering & systems integration costs, excluding depreciation and amortization	44	—	165	—
Selling, general and administrative	2,638	264	11,956	772
Total stock-based compensation expense	$2,986	$264	$13,226	$772
For the three and six months ended June 30, 2021, the Company did not record any stock-based compensation expense for the restricted stock units ("RSU"s) granted during that time for which vesting only commenced upon satisfaction of a performance condition. This performance condition attributable to the RSUs was not deemed probable until occurrence of the Merger as the Merger was not within the control of Legacy BlackSky. Additionally, the Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.4 million and $0 during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0 during the six months ended June 30, 2022 and 2021, respectively. These amounts are included in property, plant, and equipment - net on the unaudited condensed consolidated balance sheets.

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
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. A summary of the weighted-average assumptions used by the Company is presented below for the six months ended June 30, 2022; there were no stock options awarded during the six months ended June 30, 2021:

Fair value per common share	$2.10
Weighted-average risk-free interest rate	3.20%
Volatility	33.90%
Expected term (in years)	8.0
Dividend rate	0%
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

A summary of the Company’s stock option activity under the Plans during the six months ended June 30, 2022 is presented below:

	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - January 1, 2022	5,022	$4.4914
Granted	294	2.1000
Exercised	(584)	0.0431
Forfeited	(42)	0.0121
Outstanding - June 30, 2022	4,690	4.9357	8.52	$3,310
Exercisable - June 30, 2022	1,005	0.5100	6.56	1,810
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $1.5 million and $4.4 million, respectively. The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $0.2 million and $0.4 million, respectively.
As of June 30, 2022, there was $2.8 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.3 years.

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
A summary of the Company’s nonvested RSA activity during the six months ended June 30, 2022 is presented below:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	335	$0.0121
Vested	(156)	0.0121
Canceled	(79)	0.0121
Nonvested - June 30, 2022	100	0.0121
The Company has not granted any RSAs since 2020.
As of June 30, 2022, there was $1 thousand of total unrecognized compensation cost related to nonvested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 1.7 years. The total grant date fair value of shares vested during the six months ended June 30, 2022 was $2 thousand.

Restricted Stock Units
The Company granted an aggregate of 1.4 million RSUs to certain employees and service providers during the six months ended June 30, 2022 under the 2021 Plan. The general vesting provisions are that 25% will vest on the one-year anniversary of the vesting commencement date and 75% will vest ratably over twelve consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs. During March 2022, 155 thousand RSUs were granted with a different vesting schedule, whereby 50% will be vest annually on the anniversary of the vesting commencement date.
A summary of the Company’s nonvested RSU activity during the six months ended June 30, 2022 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	10,959	$6.7675
Granted	1,429	1.8851
Vested	(5,336)	6.9981
Canceled	(204)	6.7167
Nonvested - June 30, 2022	6,848	5.5709
A significant portion of the pre-Merger RSU grants vested in accordance with the vesting schedule of 180 days subsequent to the Merger. During the six months ended June 30, 2022, 2.1 million of the vested RSUs were used to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $4.0 million. Unrecognized compensation costs related to nonvested restricted stock units totaled $18.9 million as of June 30, 2022, which is expected to be recognized over a weighted-average period of 2.2 years.

15. Related Party Transactions
A summary of the Company’s related party transactions during the six months ended June 30, 2022 is presented below:

			Amount Due to Related Party as of
			June 30,	December 31,
			2022	2021
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$19,977	$19,977
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	54,149	54,149

					Amount Due to Related Party as of
			Total Payments in the six months ended June 30,		June 30,	December 31,
	Nature of Relationship		2022	2021	2022	2021
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture	Design, development and manufacture of multiple satellites	$17,149	$11,226	$1,537	$8,381
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of June 30, 2022, the Company had a 15.1% investment in X-Bow and had one Board seat. As described in Note 6, the Company has engaged X-Bow to develop a rocket for the Company.	—	1,865		—
Palantir Technologies	Strategic Partner	Multi-year software subscription agreement for $8.0 million	756	—	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems.	333	—	—	83
Interest on the term loan facility is accrued and compounded annually. No significant interest payments were made in the six months ended June 30, 2022 or 2021. The Company had interest due to related parties in the amount of $2.0 million as of June 30, 2022, which has been recorded as accrued interest.

16. Fair Value of Financial Instruments

Recurring basis
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, as well as indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

June 30, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$6,483	$—	$—
Private Placement Warrants	—	—	3,663
Sponsor Shares	—	—	3,285
	$6,483	$—	$6,948

December 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$8,697	$—	$—
Private Placement Warrants	—	—	3,496
Sponsor Shares	—	—	4,732
	$8,697	$—	$8,228
The carrying values of the following financial instruments approximated their fair values as of June 30, 2022 and December 31, 2021 based on their maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, leases payable and other current liabilities.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2022 or 2021.
Changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2021 of $15.5 million included the Private Placement Warrants, Sponsor Shares, Legacy BlackSky preferred stock warrants and Consent Fees. The following is a summary of changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2022:

	Sponsor Shares	Private Placement Warrants
	(in thousands)
Balance, January 1, 2022	$4,732	$3,496
(Gain) loss from changes in fair value	(1,447)	167
Balance, June 30, 2022	$3,285	$3,663

17. Commitments and Contingencies

Legal Proceedings
In the normal course of business, the Company may become involved in various legal proceedings which, by their nature, may be inherently unpredictable and which could have a material effect in the unaudited condensed consolidated financial statements, taken as a whole.
As of June 30, 2022, the Company was not aware of any additional pending, or threatened, governmental actions or legal proceedings to which the Company is, or will be, a party that, if successful, would result in a material impact to its business or financial condition or results of operations.

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
The Company has continued correspondence with the applicable authorities in an effort toward identifying a taxpayer-favorable resolution of the potential liabilities. The Company has recognized a liability including interest and penalties based on its best estimate as of June 30, 2022.
The following table summarizes the estimated indirect tax liability activity during the six months ended June 30, 2022:

(in thousands)
Balance, January 1, 2022	$737
Payments	—
Adjustment to Expense	7
Balance, June 30, 2022	$744
The Company continues to analyze the additional obligations it may have, if any, and it will adjust the liability accordingly.

Other Commitments
The Company has commitments for multi-launch and integration services with launch services providers. As of June 30, 2022, the Company had a commitment for one launch, to include up to 2 satellites at future estimated launch dates for $1.7 million. The terms of the arrangement also allows for the Company to remanifest the satellites if significant delays in excess of 365 days or other inexcusable delays occur with the provider. Subsequent to remanifest efforts four months after the 365 days, the Company can request a refund of all recoverable costs. Payment terms are 15 days from invoice date.
The company entered into a commitment during the six months ended June 30, 2022 to provide a minimum guarantee of $3.0 million to a vendor as part of a reseller agreement in exchange for a license to promote and distribute products and services. We did not enter into any other material commitments during the six months ended June 30, 2022.

18. Concentrations, Risks, and Uncertainties
The Company maintains all cash and cash equivalents with one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash deposits.
For the three months ended June 30, 2022 and 2021, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $7.1 million and $1.8 million, respectively, and $15.1 million and $6.1 million, respectively, for the six months ended June 30, 2022 and 2021. Accounts receivable related to these customers as of June 30, 2022 and December 31, 2021 was $0.8 million and $1.3 million, respectively.
Revenue from the U.S. federal government and agencies was $12.1 million and $6.2 million for the three months ended June 30, 2022 and 2021, respectively, and $23.2 million and $12.3 million for the six months ended June 30, 2022 and 2021, respectively. Accounts receivable related to U.S. federal government and agencies was $3.0 million and $2.6 million as of June 30, 2022 and December 31, 2021, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of June 30, 2022 and December 31, 2021, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible account.

19. Subsequent Events
The Company evaluated subsequent events through August 10, 2022 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA of our Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

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

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations on Earth where we believe approximately 90% of the global GDP occurs. With fourteen satellites in orbit as of June 30, 2022, our constellation is able to image certain locations every hour, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth every day and who, therefore, require hundreds of satellites to support their mission. Our focused approach enables us to deliver highly targeted and actionable intelligence with a smaller constellation that has the added benefit of greater operating and capital efficiencies.
Our Spectra AI software platform can, among other things, source millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI's data and analytics through easy-to-use web services or through platform application programming interfaces.

Our next generation satellites (“Gen-3”), expected to be operational during 2023, are designed to improve our imaging resolution even further and include advanced sensing technology for a broad set of imaging conditions, including nighttime, low-light, and a variety of weather conditions. We believe these advancements will expand the diversity and certainty of our analytics to continue to ensure our relevance to our customers. We believe the combination of our high-revisit, on-demand tasking small satellite constellation, our Spectra AI platform, and low constellation cost is disrupting the market for geospatial imagery and space-based data and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by Spectra AI, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two operating assets—our satellite constellation and our Spectra AI software platform—are mutually reinforcing: as we capture ever more information about the world’s most important strategic and economic assets and locations, our proprietary database expands and increases its utility; enabling us to better detect, understand, and predict changes that matter most to our customers. Our business has a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.
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
•Imagery and Software Analytical Services Revenue
◦Imagery: We offer our customers high-revisit, on-demand high resolution electro optical satellite imaging services. Through our Spectra AI platform, customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis.
◦Data, Software, and Analytics: Our analytics services are also offered on a consumption or subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. We leverage our proprietary AI and ML algorithms to analyze data coming from both our proprietary sensor network and third-party space based and terrestrial sources in real-time to provide data, insights, and analytics for our customers. We provide services related to object, change and anomaly detection, site monitoring, and enhanced analytics through which we can detect key pattern of life changes in critical locations. These critical locations can include strategic locations and infrastructure such as ports, airports, and construction sites; retail activity;

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
We expect continued imagery and software analytical services revenue growth in the year ending December 31, 2022, as compared to the prior year as a result of increases in our satellite capacity and sales orders driven by stronger customer demand.
•Engineering and Systems Integration Revenue—We develop and deliver advanced launch vehicle, satellite and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often bundled with our imagery services offerings. In certain cases, we retain rights to intellectual property for developed technology of certain systems, and this paid effort offsets some of our product development effort.

We expect engineering and systems integration revenue growth as we continue to provide customers with unique engineering solutions and deliver critical design reviews.
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, primarily sales commissions, which are capitalized and amortized to selling, general and administrative expenses on a systematic basis consistent with the transfer of goods and services. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.

•Engineering and systems integration costs primarily include the cost of internal labor for design, integration, and engineering in support of long-term development contracts for launch vehicle, satellite, and payload systems. We also incur subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. We recognize stock-based compensation expense for those employees who provide engineering and systems integration support to customers, under engineering and systems integration costs, excluding depreciation and amortization.
Operating Expenses
Our operating expenses are incurred from the following categories:
•Selling, general, and administrative expense consists of salaries and benefit costs, development costs, professional fees, and other expenses which includes other personnel-related costs, stock-based compensation expenses for those employees who generally support our business and operations, and occupancy costs. Our development costs include internal labor costs to develop critical real-time software and geospatial analytic solutions and solution enhancements, including mapping, analysis, site target monitoring, and news feeds.

•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Spectra AI platform, and for the unique and strategic development efforts to support our long-term strategy. In addition, we began employing and classifying third-party vendors who fulfill our unique and strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consists of customer relationships.
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
The following table provides the components of results of operations for the three and six months ended June 30, 2022 and 2021. Period to period comparisons are not necessarily indicative of future results.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$13,350	$5,118	$8,232	160.8%	$23,122	$11,116	$12,006	108.0%
Engineering & systems integration	1,752	2,247	(495)	(22.0)%	5,876	3,543	2,333	65.8%
Total revenue	15,102	7,365	7,737	105.1%	28,998	14,659	14,339	97.8%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	5,350	4,171	1,179	28.3%	11,257	8,550	2,707	31.7%
Engineering & systems integration costs, excluding depreciation and amortization	4,436	2,237	2,199	98.3%	9,484	3,367	6,117	181.7%
Selling, general and administrative	17,739	8,827	8,912	101.0%	40,275	17,305	22,970	132.7%
Research and development	106	—	106	NM	252	28	224	800.0%
Depreciation and amortization	9,177	3,537	5,640	159.5%	16,568	6,301	10,267	162.9%
Satellite impairment loss	—	18,407	(18,407)	NM	—	18,407	(18,407)	NM
Operating loss	(21,706)	(29,814)	8,108	27.2%	(48,838)	(39,299)	(9,539)	(24.3)%
(Loss) gain on derivatives	(4,646)	(967)	(3,679)	(380.5)%	3,494	(14,975)	18,469	123.3%
Income on equity method investment	1,213	767	446	58.1%	1,470	963	507	52.6%
Interest income	178	—	178	NM	178	—	178	NM
Interest expense	(1,275)	(1,270)	(5)	(0.4)%	(2,530)	(2,438)	(92)	(3.8)%
Other expense, net	(42)	(3,279)	3,237	98.7%	(40)	(147,370)	147,330	100.0%
Loss before income taxes	(26,278)	(34,563)	8,285	24.0%	(46,266)	(203,119)	156,853	77.2%
Income tax (expense) benefit	—	—	—	—%	—	—	—	—%
Loss from continuing operations	(26,278)	(34,563)	8,285	24.0%	(46,266)	(203,119)	156,853	77.2%
Discontinued operations:
Loss from discontinued operations	—	(1,022)	1,022	NM	—	(1,022)	1,022	NM
Income tax (expense) benefit	—	—	—	—%	—	—	—	—%
Loss from discontinued operations, net of income taxes	—	(1,022)	1,022	NM	—	(1,022)	1,022	NM
Net loss	$(26,278)	$(35,585)	$9,307	26.2%	$(46,266)	$(204,141)	$157,875	77.3%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$13,350	$5,118	$8,232	160.8%	$23,122	$11,116	$12,006	108.0%
% of total revenue	88.4%	69.5%			79.7%	75.8%

Engineering & systems integration revenue	1,752	2,247	(495)	(22.0)%	5,876	3,543	2,333	65.8%
% of total revenue	11.6%	30.5%			20.3%	24.2%

Total revenue	$15,102	$7,365	$7,737	105.1%	$28,998	$14,659	$14,339	97.8%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue significantly increased for the three and six months ended June 30, 2022, as compared to the same period in 2021, primarily driven by increased imagery and monitoring and analytical orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers. In the three and six months ended June 30, 2022, we were awarded a subscription contract to deliver advanced high frequency imagery services with an initial contract value of $85.8 million, over a five-year base period, with future year options that, if exercised, would increase the contract value to over $1.0 billion and increase the contract term up to ten years. This contract is expected to have a material impact to future revenue. In the three and six months ended June 30, 2022, we were awarded a multi-million dollar contract to provide on-demand satellite monitoring & analytics for an international government, which significantly contributed to the increased revenue in the quarter ended June 30, 2022 compared to the same period in 2021. In addition, monitoring and analytics revenue also increased primarily from fulfillment of renewed firm fixed price contract for economic activity monitoring. Expansion of our constellation after placing seven satellites into orbit in 2021, and the growing capabilities of our constellation also contributed to meeting increased customer demand for imagery, monitoring and analytical orders.
Engineering and Systems Integration Revenue
Engineering and systems integration revenue increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to an increase in the percentage completion of two contracts, driven by achievement of critical design milestones and delivery of major components of the contract requirements. Engineering and systems integration revenue decreased for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to an unfavorable one-time cumulative revenue adjustment of $1.4 million resulting from an increased estimate to complete on critical engineering and equipment costs on two contracts.

Costs and Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$5,350	$4,171	$1,179	28.3%	$11,257	$8,550	$2,707	31.7%
Engineering & systems integration costs, excluding depreciation and amortization	4,436	2,237	2,199	98.3%	9,484	3,367	6,117	181.7%
Total costs	$9,786	$6,408	$3,378	52.7%	$20,741	$11,917	$8,824	74.0%

Imagery and Software Analytical Service Costs
Imagery and software analytical service costs increased for the three and six months ended June 30, 2022, as compared to the same period in 2021, primarily driven by data sourced from different sensors such as synthetic aperture radar, third-party service costs such as, increased hosting costs due to increased data volumes and maintaining the growth of our satellite and ground stations networks, and third-party subcontractor costs to meet specific needs of new customer programs. Additionally, we recorded $0.3 million and $1.1 million, respectively, of stock-based compensation expense during the three and six months ended June 30, 2022 primarily related to vesting of restricted stock units ("RSUs") triggered by the successful completion of the Merger.
Engineering and Systems Integration Costs
Engineering and systems integration costs increased for the three and six months ended June 30, 2022, as compared to the same period in 2021, primarily attributable to non-recurring engineering design costs and material procurement costs incurred for customer contracts associated with the Gen-3 satellites. The increase was also due to an increase in the estimate to complete on two contracts, which, given the accounting treatment for customer supported projects, immediately increased engineering and systems integration costs by $4.6 million for the six months ended June 30, 2022 as compared to the prior period. For the three and six months ended June 30, 2022, excluding the immediate forward loss related to these projects of $2.7 million and $3.7 million, respectively, engineering and systems integration costs would have been $1.7 million and $5.8 million, respectively.

Selling, General, and Administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$2,637	$264	$2,373	898.9%	$11,956	$772	$11,184	NM
Salaries and benefit costs	8,705	5,219	3,486	66.8%	16,606	9,920	6,686	67.4%
Development costs	235	160	75	46.9%	253	314	(61)	(19.4)%
Professional fees	1,201	1,060	141	13.3%	2,519	2,230	289	13.0%
Information technology, recruiting, and other administrative expenses	941	727	214	29.4%	2,615	1,732	883	51.0%
Selling and marketing	2,105	857	1,248	145.6%	2,619	1,239	1,380	111.4%
Rent expense	670	488	182	37.3%	1,224	994	230	23.1%
Insurance	1,245	52	1,193	NM	2,483	104	2,379	NM
Selling, general and administrative	$17,739	$8,827	$8,912	101.0%	$40,275	$17,305	$22,970	132.7%
•NM - Fluctuation in terms of percentage change is not meaningful.

Selling, general, and administrative expense increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily driven by several factors. For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, stock-based compensation expense increased approximately $11.2 million related to vesting of RSUs, of which a significant portion vested 180 days following the closing of the Merger. Salaries and payroll-related benefits increased significantly due to headcount growth in software engineers, executive and administrative functions. In addition, our public company insurance costs increased as a result of the Merger. For the three months ended June 30, 2022 as compared to the same period in 2021, stock-based compensation expense increased approximately $2.4 million from the prior year related to the vesting of RSUs, of which a significant portion was not recognized until the third quarter of 2021 when the Merger was completed.

The following is our forecast for total RSU expense as of June 30, 2022, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and engineering and systems integration costs:

(in thousands)
For the remainder of 2022	$6,377
For the years ending December 31,
2023	7,266
2024	3,085
2025	2,016
2026	164
$18,908

Research and Development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Research and development	$106	$—	$106	NM	$252	$28	$224	800.0%
•NM - Fluctuation in terms of percentage change is not meaningful.

Research and development expense increased for the three and six months ended June 30, 2022 as compared to the same periods in 2021. Much of our ongoing development efforts are either charged to engineering and systems integration costs or development costs in selling, general and administrative expenses, The increase was driven by contracting third-party vendors who fulfill our unique and strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Depreciation of satellites	$8,666	$3,066	$5,600	182.6%	$15,768	$5,378	$10,390	193.2%
Depreciation of all other property and equipment	371	129	242	187.6%	519	243	276	113.6%
Amortization	140	342	(202)	(59.1)%	281	680	(399)	(58.7)%
Depreciation and amortization	$9,177	$3,537	$5,640	159.5%	$16,568	$6,301	$10,267	162.9%
Depreciation expense from satellites increased for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increases were driven by six satellites placed in service in the second half of 2021 and two satellites placed in service in the first half of 2022.
Depreciation expense from all other property and equipment increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily driven by capitalization of software in 2022 and additional computer equipment that was placed into service.
Amortization expense decreased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily as a result of in-process research and development from a prior acquisition being fully amortized in 2021.

Satellite Impairment Loss
We recorded a satellite impairment loss for the three and six months ended June 30, 2021 resulting from the loss of two of our satellites, which occurred on May 15, 2021 when a rocket carrying those satellites suffered a failure during flight. This resulted in an impairment loss of $18.4 million, the full carrying value of the satellites, recorded to earnings during the three and six months ended June 30, 2021. The $18.4 million loss included satellite procurement, launch, shipping, launch support, and other associated costs. There were no satellite impairment losses in the three and six months ended June 30, 2022.

Non-Operating Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
(Loss) gain on derivatives	$(4,646)	$(967)	$(3,679)	(380.5)%	$3,494	$(14,975)	$18,469	123.3%
Income on equity method investment	1,213	767	446	58.1%	1,470	963	507	52.6%
Interest income	178	—	178	NM	178	—	178	NM
Interest expense	(1,275)	(1,270)	(5)	(0.4)%	(2,530)	(2,438)	(92)	(3.8)%
Other expense, net	(42)	(3,279)	3,237	98.7%	(40)	(147,370)	147,330	100.0%
•NM - Fluctuation in terms of percentage change is not meaningful.

(Loss) gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities and measure at fair value are significantly driven by our common stock price; these instruments generated a loss during the three months ended June 30, 2022 and a gain during the six months ended June 30, 2022.
During the three and six months ended June 30, 2021, we recorded losses on derivative liabilities related to the fluctuation of fair value of outstanding warrants to purchase Legacy BlackSky stock and consent fees related to the Intelsat and Seahawk secured term loan.
Income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella and was consistent year over year.
Interest income
Interest income increased during the three and six months ended June 30, 2022 as a result of our short-term investments purchased in 2022.
Interest expense
Interest expense was consistent year over year.
Other expense, net
Other expenses were significantly higher during the three and six months ended June 30, 2021 as compared to the same periods in 2022, primarily due to an initial loss of $99.7 million upon issuances of the Bridge Notes and Bridge Notes Rights Offering executed in the first half of 2021 as the fair value of these notes and the accompanying Legacy BlackSky common shares and Class A common stock warrants that were granted to certain investors was in excess of the proceeds received.
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
Included in other expense, net for the three and six months ended June 30, 2022 is the forgiveness of a non-trade receivable of $75.0 thousand related to payroll taxes.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, realized loss on conversion of Bridge Notes, stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, satellite impairment loss, (gain) loss on debt extinguishment, loss from discontinued operations, net of income taxes, severance, income on equity method investment, transaction-related legal settlements, and transaction costs associated with equity instruments accounted for as derivative liabilities. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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

The table below reconciles our net loss to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(26,278)	$(35,585)	$(46,266)	$(204,141)
Interest income	(178)	—	(178)	—
Interest expense	1,275	1,270	2,530	2,438
Depreciation and amortization	9,177	3,537	16,568	6,301
Loss on issuance of Bridge Notes, including debt issuance costs expensed for debt carried at fair value	—	3,288	—	147,387
Stock-based compensation expense	2,986	264	13,226	772
Loss (gain) on derivatives	4,646	967	(3,494)	14,975
Satellite impairment loss	—	18,407	—	18,407
Loss from discontinued operations, net of income taxes	—	1,022	—	1,022
Severance	705	—	705	—
Income on equity method investment	(1,213)	(767)	(1,470)	(963)
Forgiveness of non-trade receivable	75	—	75	—
Adjusted EBITDA	$(8,805)	$(7,597)	$(18,304)	$(13,802)
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

The table below reconciles our net cash used in operating activities to free cash flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
	2022	2021
	(in thousands)
Net cash used in operating activities	$(27,789)	$(21,112)
Purchase of property and equipment	(5,289)	(207)
Satellite procurement work in process	(20,208)	(11,205)
Free cash flow	$(53,286)	$(32,524)

Net cash used in investing activities	$(68,958)	$(11,419)
Net cash (used in) provided by financing activities	(4,012)	53,817

Liquidity and Capital Resources
As of June 30, 2022, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $64.8 million and $165.6 million as of June 30, 2022 and December 31, 2021, respectively, and our short-term investments totaled $43.8 million and $0 as of June 30, 2022 and December 31, 2021, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of June 30, 2022, we had an accumulated deficit of $517.2 million.
Our short-term liquidity as of June 30, 2022 was comprised of the following:

(in thousands)
Cash and cash equivalents	$64,827
Restricted cash(1)	2,518
Short-term investments(2)	43,833
$111,178
(1) Restricted cash expires by March 31, 2023.
(2) Short-term investments are included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. We do not have a line of credit or access to immediate funds and we are not subject to any financial or minimum cash metrics. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Funding Requirements
We expect our expenses to increase as we continue to invest in sales, marketing and products to increase our market share. We will also continue to incur capital expenditures as we procure and launch satellites to increase image collection capacity, as well as investing in our Gen-3 satellites and Spectra AI software platform to significantly expand our product capabilities in the future.

Short-term liquidity requirements
As of June 30, 2022, our current assets were approximately $124.4 million, consisting primarily of cash and cash equivalents, restricted cash, short-term investments, trade receivables, prepaid expenses and other current assets, and contract assets.
As of June 30, 2022, our current liabilities were approximately $23.2 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Spectra AI platform and internal infrastructure that will enable us to scale the business efficiently and securely. We believe our current cash position, as well as a growing customer backlog, will be sufficient to cover forecasted capital needs and operating expenditures for the foreseeable future. Macroeconomic conditions and credit markets could also impact the availability and, or, the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		$
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(27,789)	$(21,112)	$(6,677)
Net cash used in investing activities(1)	(68,958)	(11,419)	(57,539)
Net cash (used in) provided by financing activities	(4,012)	53,817	(57,829)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(100,759)	21,286	(122,045)
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573	157,531
Cash, cash equivalents, and restricted cash – end of period	$67,345	$31,859	$35,486
(1) Includes purchase of $43.8 million of short-term investments not categorized as cash

Operating activities
For the six months ended June 30, 2022, net cash used in operating activities was approximately $27.8 million. The contributor to the increase in cash used during the six months ended June 30, 2022 was the operating loss, adjusted for depreciation, amortization and stock-based compensation expense in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The operating loss increase in the six months ended June 30, 2022 was primarily due to increased salaries and payroll-related benefits for headcount growth across the organization.

Investing activities
We continue to have significant cash outflows for satellite procurement and launch related services. In the six months ended June 30, 2022, net cash used in investing activities increased approximately $57.5 million, of which $43.8 million is the result of our investment in corporate debt and governmental securities, and the remainder is primarily cash paid for the procurement of satellites and other launch-related costs. We continue to fund the acquisition of property and equipment, which includes the internally developed capitalized software, as we add innovative new services and tools to our Spectra AI software platform.

Financing activities
The most significant impact in the change in cash flows from financing activities in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was related to the $58.6 million loan proceeds from the Bridge Notes in the prior year.

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

Determination of when Performance Obligations are Satisfied
Imagery revenue is recognized at the point-in-time the customer receives access to the imagery, or ratably over the subscription period. In certain firm fixed price contracts that contain imagery where it is probable we will receive the full contract amount or the customer prepays for future services which may expire unused, our accounting policy for unexercised performance obligations is to recognize the estimated unused amount as revenue over time in proportion to the historical pattern of rights exercised by the customer. The unrecognized amount is recorded within contract liabilities on our unaudited condensed consolidated balance sheets. Software analytical services revenue derived from data, software, and analytics, including professional service solutions, is recognized from the rendering of services over time on a cost-plus-fixed-fee, firm fixed price, or a time and materials basis, or at the point-in-time the customer receives access to an analytic product. Engineering & systems integration revenue is primarily generated from fixed price long-term engineering and integration construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires judgment. We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

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

Private Placement Warrants and Sponsor Earn-Out Shares
We classify the Private Placement Warrants and Sponsor Earn-Out Shares as long-term liabilities in our unaudited condensed consolidated balance sheets as of June 30, 2022. Each liability was initially recorded at fair value on the date of the Merger. The Private Placement Warrants are recorded at fair value using a Black-Scholes option pricing model and the Sponsor Earn-Out Shares are recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to (loss) gain on derivatives on our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(d) or 15d-15(d) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
For a discussion of legal proceedings in which we are involved, see Note 17 to the financial statements and supplementary data included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.1†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.					X
10.2+	Amendment to Offer Letter from BlackSky Technology Inc., to Henry Dubois, dated June 10, 2022.					X
10.3	Separation Agreement and Release, by and between Johan Broekhuysen and BlackSky Technology Inc., dated June 14, 2022.					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.
† Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2022	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)