Form 10-Q
period 2022-09-30
BlackSky Technology Inc.
filed 2022-11-08
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 07, 2022, there were 121,364,748 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

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
• our ability to add new satellites to our commercial operations;
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
• our expectations regarding our ability to progress toward becoming operating cash flow positive;
• our ability to manage the timing of capital expenditures to allow for additional flexibility to optimize our long-term liquidity requirements;
• our ability to optimize our cash spend to meet short and long-term operational needs;
• the volatility of the trading price of our common stock;
• the performance of our Spectra AI platform;
• our plans and expectations for our next generation satellites (“Gen-3”);
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,201	$165,586
Restricted cash	2,835	2,518
Short-term investments	50,699	—
Accounts receivable, net of allowance of $0 and $39, respectively	5,101	2,629
Prepaid expenses and other current assets	5,487	6,264
Contract assets	5,915	1,678
Total current assets	107,238	178,675
Property and equipment - net	78,157	70,551
Goodwill	9,393	9,393
Investment in equity method investees	4,150	4,002
Intangible assets - net	2,058	2,480
Satellite procurement work in process	41,664	40,102
Other assets	1,675	560
Total assets	$244,335	$305,763
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,579	$10,837
Amounts payable to equity method investees	1,667	5,613
Contract liabilities - current	9,018	11,266
Other current liabilities	1,531	2,819
Total current liabilities	26,795	30,535
Liability for estimated contract losses	1,966	6,054
Long-term contract liabilities	42	568
Derivative liabilities	6,296	16,925
Long-term debt - net of current portion	72,956	71,408
Other liabilities	2,867	653
Total liabilities	110,922	126,143
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 121,357 and 117,160 shares; outstanding, 118,906 shares and 114,452 shares as of September 30, 2022 and December 31, 2021, respectively.	12	11
Additional paid-in capital	663,654	650,518
Accumulated deficit	(530,253)	(470,909)
Total stockholders’ equity	133,413	179,620
Total liabilities and stockholders’ equity	$244,335	$305,763

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Imagery & software analytical services	$14,991	$6,529	$38,113	$17,645
Engineering & systems integration	1,944	1,408	7,820	4,951
Total revenue	16,935	7,937	45,933	22,596
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	5,251	7,266	16,508	15,816
Engineering & systems integration costs, excluding depreciation and amortization	2,536	5,387	12,020	8,754
Selling, general and administrative	18,713	40,674	58,988	57,979
Research and development	197	57	449	85
Depreciation and amortization	9,598	3,503	26,166	9,804
Satellite impairment loss	—	—	—	18,407
Operating loss	(19,360)	(48,950)	(68,198)	(88,249)
Gain (loss) on derivatives	7,135	3,813	10,629	(11,162)
(Loss) income on equity method investment	(776)	(170)	694	793
Interest income	486	—	664	—
Interest expense	(1,226)	(1,225)	(3,756)	(3,663)
Other expense, net	(14)	(365)	(54)	(147,735)
Loss before income taxes	(13,755)	(46,897)	(60,021)	(250,016)
Income tax (expense) benefit	—	—	—	—
Loss from continuing operations	(13,755)	(46,897)	(60,021)	(250,016)
Discontinued operations:
Gain (loss) from discontinued operations (including gain (loss) from disposal of Spaceflight Inc. of $707, $0, $707, and $(1,022) for the three and nine months ended September 30, 2022 and 2021, respectively)	707	—	707	(1,022)
Income tax (expense) benefit	—	—	—	—
Gain (loss) from discontinued operations, net of income taxes	707	—	707	(1,022)
Net loss	(13,048)	(46,897)	(59,314)	(251,038)
Other comprehensive income	—	541	—	—
Total comprehensive loss	$(13,048)	$(46,356)	$(59,314)	$(251,038)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(0.12)	$(0.67)	$(0.51)	$(4.29)
Gain (loss) from discontinued operations, net of income taxes	0.01	—	0.01	(0.02)
Net loss per share of common stock	$(0.11)	$(0.67)	$(0.50)	$(4.31)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$—	$(470,909)	$179,620
Stock-based compensation	—	—	10,862	—	—	10,862
Issuance of common stock upon exercise of stock options	404	—	17	—	—	17
Issuance of common stock upon vesting of restricted stock awards	129	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,816	1	—	—	—	1
Withholding of restricted stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(1,874)	—	(3,616)	—	—	(3,616)
Net loss	—	—	—	—	(19,988)	(19,988)
Balance as of March 31, 2022	117,927	12	657,781	—	(490,897)	166,896
Stock-based compensation	—	—	3,365	—	—	3,365
Issuance of common stock upon exercise of stock options	180	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock awards	27	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	520	—	—	—	—	—
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(201)	—	(444)	—	—	(444)
Net loss	—	—	—	—	(26,278)	(26,278)
Balance as of June 30, 2022	118,453	12	660,710	—	(517,175)	143,547
Stock-based compensation	—	—	3,423	—	—	3,423
Issuance of common stock upon exercise of stock options	54	—	12	—	—	12
Issuance of common stock upon vesting of restricted stock awards	22	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	633	—	—	—	—	—
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(241)	—	(491)	—	—	(491)
Repurchase and retirement of common stock	(15)	—	—	—	(30)	(30)
Net loss	—	—	—	—	(13,048)	(13,048)
Balance as of September 30, 2022	118,906	$12	$663,654	$—	$(530,253)	$133,413
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 1, 2021, as adjusted	34,692	$3	$191,168	$—	$(223,984)	$(32,813)
Stock-based compensation	—	—	508	—	—	508
Issuance of common stock due to Bridge Notes	20,029	2	103,722	—	—	103,724
Issuance of common stock upon exercise of stock options	468	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock awards	171	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,095	—	120	—	—	120
Other comprehensive income	—	—	—	1,389	—	1,389
Net loss	—	—	—	—	(168,556)	(168,556)
Balance as of March 31, 2021	56,455	5	295,519	1,389	(392,540)	(95,627)
Stock-based compensation	—	—	264	—	—	264
Issuance of common stock due to Bridge Notes Rights Offering	314	—	2,629	—	—	2,629
Issuance of common stock upon exercise of stock options	210	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock awards	130	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	34	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,930)	—	(1,930)
Net loss	—	—	—	—	(35,585)	(35,585)
Balance as of June 30, 2021	57,143	5	298,418	(541)	(428,125)	(130,243)
Stock-based compensation	—	—	28,493	—	—	28,493
Issuance of common stock upon exercise of stock options	290	—	93	—	—	93
Issuance of common stock upon exercise of warrants, inclusive of preferred stock warrants exercised then converted to common stock in connection with the merger	2,156	—	2,169	—	—	2,169
Issuance of common stock upon vesting of restricted stock awards	160	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	68					—
Conversion of bridge notes and accrued interest into common stock	7,736	1	77,096	—	—	77,097
Exercise of warrants in connection with merger	11,187	1	38,328	—	—	38,329
Issuance of Sponsor Shares	—	—	(17,659)	—	—	(17,659)
Reverse recapitalization, net	34,584	4	202,152	—	(1,282)	200,874
Other comprehensive income	—	—	—	541	—	541
Net loss	—	—	—	—	(46,897)	(46,897)
Balance as of September 30, 2021	113,324	$11	$629,090	$—	$(476,304)	$152,797

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,314)	$(251,038)
Gain (loss) from discontinued operations, net of income taxes	707	(1,022)
Loss from continuing operations	(60,021)	(250,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,166	9,804
Loss on debt extinguishment	—	75
Bad debt expense	13	4
Stock-based compensation expense	16,389	29,265
Loss on issuance of 2021 convertible Bridge Notes	—	96,476
Loss on issuance of 2021 convertible Bridge Notes Rights Offering	—	3,193
Issuance costs for derivative liabilities and debt carried at fair value	—	48,009
Amortization of debt discount and issuance costs	1,549	1,311
Gain on equity method investment	(694)	(793)
Loss on disposal of property and equipment	—	24
(Gain) loss on derivatives	(10,629)	11,162
Satellite impairment loss	—	18,407
Interest income	(373)	—
Other, net	106	—
Changes in operating assets and liabilities:
Accounts receivable	(2,485)	(2,010)
Contract assets	(4,237)	1,487
Prepaid expenses and other current assets	657	(4,428)
Other assets	(1,335)	(423)
Accounts payable and accrued liabilities	692	(15)
Other current liabilities	(581)	(2,195)
Contract liabilities - current and long-term	(2,774)	(1,960)
Liability for estimated contract losses	(4,088)	1,385
Other liabilities	2,216	2,496
Net cash used in operating activities	(39,429)	(38,742)
Cash flows from investing activities:
Purchase of property and equipment	(8,905)	(532)
Satellite procurement work in process	(25,421)	(48,951)
Purchase of short-term investments	(50,343)	—
Purchase of domain name	—	(7)
Proceeds from equity method investment	546	—
Net cash used in investing activities	(84,123)	(49,490)
Cash flows from financing activities:
Proceeds from recapitalization transaction, net of payment of equity issuance costs	—	245,222
Payments of transaction costs related to Sponsor Shares	—	(291)
Proceeds from issuance of debt	—	58,573
Proceeds from options exercised	37	100
Proceeds from warrants exercised	—	163
Capital lease payments	(2)	—
Debt payments	—	(22,198)
Payments for debt issuance costs	—	(6,238)
Withholding tax payments on vesting of restricted stock units	(4,551)	—
Net cash (used in) provided by financing activities	(4,516)	275,331
Net (decrease) increase in cash, cash equivalents, and restricted cash	(128,068)	187,099
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573
Cash, cash equivalents, and restricted cash – end of period	$40,036	$197,672

See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2022	2021

Cash and cash equivalents	$37,201	$194,942
Restricted cash	2,835	2,730
Total cash, cash equivalents, and restricted cash	$40,036	$197,672

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$398
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$4,329	$1,184
Capitalized stock-based compensation	1,261	—
Capitalized interest for property and equipment placed into service	220	735
Accretion of short-term investments' discounts and premiums	357	—
Repurchase and retirement of common stock	30	—
Equity costs accrued but not paid	—	388
Issuance of common stock due to Bridge Notes, net of issuance costs	—	106,353
Issuance of common stock warrants due to Bridge Notes	—	18,800
Net exercise of common stock warrants	—	210
Net exercise of common stock warrants in connection with merger	—	1,324
Conversion of Bridge Notes	—	77,097
Net exercise of Bridge Note warrants	—	38,329
Contingent liability for working capital adjustment and use taxes to M&Y Space Co. Ltd	707	1,022
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

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
As of September 30, 2022, BlackSky had 14 satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns less than 20%, as equity method investments (Note 6).

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
The Company’s unaudited condensed consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including equity warrants and other equity instruments classified as derivative liabilities, which are stated at fair value. The Company also incurred debt in the year ended December 31, 2021, which was stated at fair value and subsequently converted to equity in the Merger. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 31, 2022. In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included.

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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of September 30, 2022.

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

Engineering and Systems Integration Revenue
The Company develops and delivers advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts. The Company generally recognizes revenue over time using the cost-to-cost method to measure progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the EAC. The estimation of total estimated costs at completion is subject to many variables and requires judgment. The Company recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $2.0 million, respectively, of unfavorable cumulative adjustments to revenue directly from estimated cost increases on two engineering and systems integration contracts (Note 5). All, or a portion, of this cumulative adjustment will be recognized in future revenue as the percentage of completion increases over time. During the three and nine months ended September 30, 2021, the Company recognized a $1.6 million unfavorable impact to revenue attributable to changes in estimates for two engineering and systems integration contracts. During the three and nine months ended September 30, 2022, there was no revenue recognized from performance obligations satisfied in previous period~~s~~.

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

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
We have granted RSAs and we grant RSUs to certain employees, for which the grant date fair value is equal to the trading price fair value of the Class A common stock on the date of grant. In order to determine the fair value of its Class A common stock on the date of grant and prior to the Merger, Legacy BlackSky historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted options in the three and nine months ended September 30, 2022. The Company uses the following inputs when applying the Black-Scholes option pricing model:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. The Company currently has no plans to pay dividends on its Class A common stock.
Expected Volatility. The Company does not have enough historical share price history, therefore, the expected volatility was estimated based upon the historical share price volatility of guideline comparable companies.
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

Common Stock Repurchases and Retirements
The Company may repurchase common stock from employees or former employees and recognizes any excess of the repurchase price over the fair value of the instruments repurchased as additional compensation cost. Further, when that same common stock is retired, the excess is charged entirely to retained earnings. During the three and nine months ended September 30, 2022, the Company repurchased and retired 14,603 shares of common stock. The Company recorded $30 thousand to retained earnings in the unaudited condensed consolidated balance sheets as of September 30, 2022 and $18 thousand to stock-based compensation as part of selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.

Sponsor Shares
Osprey pre-Merger class B common shares were exchanged for the Company’s class A common shares upon the consummation of the merger (“Sponsor Shares”). The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2022. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain (loss) on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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

Accounting Standards Recently Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 “Leases”. The amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The guidance requires the use of the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The guidance was effective for public business entities for annual periods, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. As of September 30, 2022, the Company holds emerging growth company status and as such, it is permitted to present the impact of the new guidance in its annual statements as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of finalizing the adoption impact and expects the adoption of the standard to have a material impact to the unaudited condensed consolidated balance sheets since the Company will be required to report operating leases in the unaudited condensed consolidated balance sheets for the first time. Upon adoption, the Company estimates it will recognize between $3 million and $4 million of right-of-use (“ROU”) assets and lease liabilities for operating leases. The difference between the ROU assets and lease liabilities results from deferred rent liability balances that will be reclassified to ROU assets upon adoption. The Company currently has no finance leases.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this update are primarily for entities holding financial assets and net investment leases measured under an incurred loss impairment methodology. A new methodology must be adopted to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which would include losses on trade accounts receivable. This ASU requires modified retrospective application. The guidance is effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. The Company is currently in the planning stage and, as an emerging growth company, will adopt the guidance on January 1, 2023. The Company does not expect this guidance to have an impact on its consolidated financial statements upon adoption.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”. The amendments in this update are intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU can be applied on a retrospective, modified retrospective or prospective basis. The guidance is effective for all public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is also permitted. As of September 30, 2022, the Company holds emerging growth company status, as such it is permitted to present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company does not expect this guidance to have an impact on its consolidated financial statements upon adoption.

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

The following table disaggregates revenue by type of imagery and software analytical services and engineering and integration for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Imagery	$10,769	$2,773	$21,212	$5,621
Data, software and analytics	4,222	3,756	16,901	12,024
Engineering & integration	1,944	1,408	7,820	4,951
Total revenue	$16,935	$7,937	$45,933	$22,596
The approximate revenue based on geographic location of customers is as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
US	$14,996	$6,704	$38,580	$19,063
Middle East	969	607	2,345	1,987
Asia	10	343	3,588	1,113
Other	960	283	1,420	433
Total revenue	$16,935	$7,937	$45,933	$22,596
Revenue from significant customers for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
U.S. federal government and agencies	$14,858	$6,590	$38,083	$18,897
International government	1,822	—	7,309	2,352
Commercial and other	255	1,347	541	1,347
Total revenue	$16,935	$7,937	$45,933	$22,596
As of September 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
U.S. federal government and agencies	$1,919	$2,576
International government	3,062	76
Commercial and other	120	16
Allowance for doubtful accounts	—	(39)
Total accounts receivable	$5,101	$2,629

Backlog

Backlog represents the future sales we expect to recognize on firm orders received by the Company and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of September 30, 2022, the Company had $108.4 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to our backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $19.9 million, $57.4 million, and $31.2 million in the three months ending December 31, 2022, fiscal year 2023, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Contract assets - current
Unbilled revenue	$5,651	$788
Contract assets	264	890
Total contract assets - current	$5,915	$1,678

Contract assets - long-term
Unbilled revenue - long-term	$1,116	$—
Contract assets - long-term	216	—
Total contract assets - long-term(1)	$1,332	$—

Contract liabilities - current
Deferred revenue - short-term	$8,611	$11,082
Other contract liabilities	407	184
Total contract liabilities - current	$9,018	$11,266

Contract liabilities - long-term	$—	$—
Deferred revenue - long-term	42	568
Total contract liabilities - long-term	$42	$568
(1) Total contract assets - long term is included in other assets in our unaudited condensed consolidated balance sheets.
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

Changes in short-term and long-term contract assets and contract liabilities for the nine months ended September 30, 2022 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2022	$1,678	$11,834
Billings or revenue recognized that was included in the beginning balance	(788)	(9,152)
Changes in contract assets or contract liabilities, net of reclassification to receivables	6,767	3,329
Cumulative catch-up adjustment arising from changes in estimates to complete	—	2,536
Cumulative catch-up adjustment arising from contract modification	—	290
Changes in costs to fulfill and amortization of commission costs	(410)	—
Changes in contract commission costs	—	223
Balance on September 30, 2022	$7,247	$9,060

6. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the three and nine months ended September 30, 2022 or 2021. During the nine months ended September 30, 2022 and 2021, the Company remitted $22.1 million and $15.1 million, respectively, of payments to LeoStella for satellite manufacturing and satellite software development.
LeoStella's revenue from related parties was $3.0 million and $20.2 million for the three and nine months ended September 30, 2022, respectively and $1.6 million and $15.3 million for the three and nine months ended September 30, 2021, respectively. The Company had differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $3.7 million as of September 30, 2022 and $2.9 million as of December 31, 2021. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.
X-Bow
In 2017, the Company entered into a stock subscription and technology transfer agreement with X-Bow, whereby the Company assigned and transferred certain intellectual property rights owned by the Company to X-Bow in exchange for 13.5 million shares of X-Bow, a strategic investment in a space technology company specializing in additive manufacturing of solid rocket motors. As of September 30, 2022, the Company's interest in X-Bow was less than 20%.

The following tables present summarized financial information for the Company’s equity method investments as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.

	September 30,	December 31,
Summarized balance sheets	2022	2021
	(in thousands)
Current assets	$67,579	$60,652
Non-current assets	7,334	5,798
Total assets	$74,913	$66,450

Current liabilities	$35,265	$39,612
Noncurrent liabilities	2,858	706
Total liabilities	$38,123	$40,318

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized statements of operations	2022	2021	2022	2021
	(in thousands)
Revenue	$3,697	$3,494	$34,956	$24,212
Net (loss) income	(3,784)	(1,590)	(2,718)	570
Current assets of the Company’s equity method investees primarily consisted of cash of $35.2 million and $25.8 million as of September 30, 2022 and December 31, 2021, respectively. Total liabilities of the Company’s equity method investees primarily consisted of customer advances of $29.6 million and $35.2 million as of September 30, 2022 and December 31, 2021, respectively.

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
On February 9, 2022, the Company received an indemnification claim notice regarding certain collection and tax payments related to the Share Purchase Agreement dated as of January 31, 2020, among BlackSky Holdings, Inc., Spaceflight, Inc., and M&Y Space Co., Ltd. On October 21, 2022, the parties agreed to the framework for a global settlement of such indemnification claims, to include a settlement payment by the Company of $1.0 million and a holdback amount of $0.1 million subject to M&Y Space Co.’s ability to collect against certain receivables. As a result, we reduced our existing contingent liability by $707 thousand, which was recorded to the gain from discontinued operations in the three and nine months ended September 30, 2022. See Note 19: Subsequent Events for additional information.

The following summarizes the components of the gain (loss) from discontinued operations, net of income taxes, that the Company has reported in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized an unfavorable working capital adjustment of $1.0 million during the nine months ended September 30, 2021 primarily related to a potential shortfall in accounts receivable in the closing balance sheet delivered to M&Y Space.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Major classes of line items constituting loss from discontinued operations:
Revenue - launch services	$—	$—	$—	$—
Total operating costs and expenses	—	—	—	—
Operating loss	—	—	—	—
Loss from discontinued operations, before income taxes	—	—	—	—
Gain (loss) on disposal of discontinued operations	707	—	707	(1,022)
Total gain (loss) from discontinued operations, net of income taxes	707	—	707	(1,022)

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	September 30,	December 31,
	2022	2021
	(in thousands)
Satellites	$116,217	$93,709
Software	6,407	—
Software development in process	2,620	—
Computer equipment	2,002	1,372
Office furniture and fixtures	808	744
Other equipment	690	682
Site equipment	2,471	1,393
Ground station equipment	111	111
Total	131,326	98,011
Less: accumulated depreciation	(53,169)	(27,460)
Property and equipment — net	$78,157	$70,551
Depreciation of property and equipment from continuing operations was $9.5 million and $3.2 million, for the three months ended September 30, 2022 and 2021, respectively, and $25.7 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company disposed of property and equipment, which consisted of site equipment, furniture and ground station equipment of $36 thousand and $0.8 million, during the nine months ended September 30, 2022 and 2021, respectively, for a loss of $0 for the three and nine months ended September 30, 2022 and $0 and $24 thousand for the three and nine months ended September 30, 2021, respectively.

9. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	September 30,	December 31,
	2022	2021
	(in thousands)
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	74,126	74,126
Total long-term debt	74,126	74,126
Unamortized debt issuance cost	(1,170)	(2,718)
Outstanding balance	$72,956	$71,408
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
In connection with the Merger, all of the Company’s issued and outstanding Bridge Notes were converted into Legacy BlackSky class A common stock at a conversion price of 80% of the deemed value of a single Legacy BlackSky class A common share and, immediately thereafter, those Legacy BlackSky class A common shares were exchanged for Osprey class A common shares based on the class A common stock exchange ratio. As of December 31, 2021, the Company had no convertible Bridge Notes outstanding.
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
Fair Value of Debt
The estimated fair value of all of the Company’s outstanding long-term debt was $67.4 million and $76.1 million as of September 30, 2022 and December 31, 2021, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.
Compliance with Debt Covenants
As of September 30, 2022, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of September 30, 2022.

10. Equity Warrants Classified as Derivative Liabilities

Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the

Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (Note 16). In the nine months ended September 30, 2022, the Company's derivative liabilities were made up of only the equity warrants and the Sponsor Shares. In the nine months ended September 30, 2021, the Company's derivative liabilities included warrants, Consent Fees from the Bridge Notes (see Note 9), and Legacy BlackSky preferred stock warrants.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at September 30, 2022:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain in value for the nine months ended September 30, 2022	Fair Value at September 30, 2022
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$5,851	$2,846
Private Placement Warrants	4,163	$11.50	$18.00	9/9/2026	Liability	1,456	1,041
Private Placement Warrants	4,163	$20.00	$18.00	9/9/2026	Liability	416	583
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

11. Other (Expense) Income

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loss on issuance of Bridge Notes tranche one	$—	$—	$—	$(84,291)
Loss on issuance of Bridge Notes tranche two	—	—	—	(12,185)
Loss on issuance of Bridge Notes Rights Offering	—	—	—	(3,193)
Loss on debt extinguishment of Bridge Notes	—	(75)	—	(75)
Debt issuance costs expensed for debt carried at fair value	—	—	—	(47,718)
Transaction costs associated with derivative liabilities	—	(291)	—	(291)
Other	(14)	1	(54)	18
	$(14)	$(365)	$(54)	$(147,735)
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

12. Stockholders’ Equity

Class A Common Stock
As of September 30, 2022, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of September 30, 2022 consisted of 121.4 million and 118.9 million shares of Class A common stock, respectively. The par value of each share of the class A common stock is $0.0001 per share.
The Company had reserved shares of Class A common stock for issuance in connection with the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Common stock warrants (exercisable for class A common stock) treated as equity	1,770	1,770
Stock options outstanding	8,083	5,022
Restricted stock units outstanding	8,268	10,959
Public Warrants (exercisable for class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	8,325
Shares available for future grant	136,369	140,951
Total class A common stock reserved	178,628	182,840

The Company has approximately 2.4 million Sponsor Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock, and therefore are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of September 30, 2022 and December 31, 2021, the Company's derivative liabilities in the unaudited condensed consolidated balance sheets included Sponsor Shares of $1.8 million and $4.7 million, respectively. The Company recorded a $2.9 million gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022 related to the fair value adjustments of these Sponsor Shares. The Sponsor Shares have the following provisions:

Terms
Contractual Life	Seven years from the closing date of the Merger

Release Provision
Exactly half of the Sponsor Shares have a release provision ("Release") at such time that the volume weighted average price ("VWAP") is equal to, or greater than, $15.00 per share for ten of any twenty consecutive trading days. The remaining Sponsor Shares Release at such time that the VWAP is equal to, or greater than, $17.50 per share for ten of any twenty consecutive trading days. There is an additional provision for acceleration of the Release upon a defined change in control.

Forfeiture Provision	If, within the seven year period, the Sponsor Shares have not met the Release provisions, the Sponsor Shares will automatically forfeit and be cancelled.

13. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands except per share information)
Loss from continuing operations	$(13,755)	$(46,897)	$(60,021)	$(250,016)
Gain (loss) from discontinued operations	707	—	707	(1,022)
Net loss available to common stockholders	$(13,048)	$(46,897)	$(59,314)	$(251,038)

Basic and diluted net loss per share - continuing operations	$(0.12)	$(0.67)	$(0.51)	$(4.29)
Basic and diluted net gain (loss) per share - discontinued operations	0.01	—	0.01	(0.02)
Basic and diluted net loss per share	$(0.11)	$(0.67)	$(0.50)	$(4.31)

Shares used in the computation of basic and diluted net loss per share	118,582	69,975	117,403	58,297

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2022 and 2021.

	Three and nine months ended September 30,
	2022	2021
	(in thousands)
Restricted class A common stock	79	420
Common Stock warrants	1,770	1,770
Stock options	8,083	2,344
Restricted stock units	8,268	9,158
Public Warrants (exercisable for class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	8,325
Sponsor Shares	2,372	2,372

14. Stock-Based Compensation
The Company adopted two equity incentive plans in prior years. Legacy BlackSky issued equity and equity-based awards under its 2014 stock incentive plan (the “2014 Plan”) and 2011 stock incentive plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Plans”), which are now administered by the Company’s board of directors. The Plans are no longer active; however, outstanding awards granted under these Plans will not be affected. Both Plans allowed the board of directors to grant stock options, designated as incentive or nonqualified, and stock awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of September 30, 2022, the Company had 41 thousand and 1.5 million options outstanding, respectively, under the 2011 and 2014 Plans.
The stock-based compensation expense attributable to continuing operations was included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$259	$2,898	$1,364	$2,949
Engineering & systems integration costs, excluding depreciation and amortization	37	—	202	—
Selling, general and administrative	2,867	25,595	14,823	26,316
Total stock-based compensation expense	$3,163	$28,493	$16,389	$29,265
The stock-based compensation expense recorded for the RSUs during the three and nine months ended September 30, 2021 included a cumulative adjustment for service completed from the grant date to the close of the Merger as the result of a vested performance condition. Additionally, the Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.3 million and $0 during the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $0 during the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in property, plant, and equipment - net on the unaudited condensed consolidated balance sheets.

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
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. A summary of the weighted-average assumptions used by the Company is presented below for the nine months ended September 30, 2022; there were no stock options awarded during the nine months ended September 30, 2021:

Fair value per common share	$2.10 - $2.15
Weighted-average risk-free interest rate	3.20% - 3.38%
Volatility	33.90% - 34.20%
Expected term (in years)	8.0
Dividend rate	0%
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
A summary of the Company’s stock option activity under the Plans during the nine months ended September 30, 2022 is presented below:

	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - January 1, 2022	5,022	$4.4914
Granted	4,654	2.1468
Exercised	(638)	0.0565
Forfeited	(955)	7.3285
Outstanding - September 30, 2022	8,083	3.1558	9.11	$1,924
Exercisable - September 30, 2022	1,275	1.6698	6.79	1,221
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $1.7 million and $6.8 million, respectively. The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.6 million, respectively.
As of September 30, 2022, there was $6.7 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock Awards
During the year ended December 31, 2020, the Company granted restricted stock awards ("RSA")s, which vest based upon the individual award agreements and generally vest over a three to four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. The Company intends to settle the RSAs in stock, and the Company has the shares available to do so.
A summary of the Company’s nonvested RSA activity during the nine months ended September 30, 2022 is presented below:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	335	$0.0121
Vested	(178)	0.0121
Canceled	(78)	0.0121
Nonvested - September 30, 2022	79	0.0121
The Company has not granted any RSAs since 2020.
As of September 30, 2022, there was $1 thousand of total unrecognized compensation cost related to nonvested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 1.6 years. The total grant date fair value of shares vested during the nine months ended September 30, 2022 was $2 thousand.

Restricted Stock Units
The Company granted an aggregate of 4.2 million RSUs to certain employees and service providers during the nine months ended September 30, 2022 under the 2021 Plan. The general vesting provisions are that 25% will vest on the one-year anniversary of the vesting commencement date and 75% will vest ratably over twelve consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs. During March 2022, 155 thousand RSUs were granted with a different vesting schedule, whereby 50% will vest annually on the anniversary of the vesting commencement date and during September 2022, 419 thousand RSUs were granted whereby 100% of such RSUs will vest at the earlier of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting following the grant date.
A summary of the Company’s nonvested RSU activity during the nine months ended September 30, 2022 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	10,959	$6.7675
Granted	4,181	2.0595
Vested	(5,968)	6.9790
Canceled	(904)	5.2863
Nonvested - September 30, 2022	8,268	4.3961

A significant portion of the pre-Merger RSU grants vested in accordance with the vesting schedule of 180 days subsequent to the Merger. During the nine months ended September 30, 2022, 2.3 million of the vested RSUs were withheld to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $4.6 million. Unrecognized compensation costs related to nonvested restricted stock units totaled $20.7 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 2.5 years.

15. Related Party Transactions
A summary of the Company’s related party transactions during the nine months ended September 30, 2022 is presented below:

			Amount Due to Related Party as of
			September 30,	December 31,
			2022	2021
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$19,977	$19,977
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	54,149	54,149

					Amount Due to Related Party as of
			Total Payments in the nine months ended September 30,		September 30,	December 31,
	Nature of Relationship		2022	2021	2022	2021
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture	Design, development and manufacture of multiple satellites.	$22,067	$15,060	$1,667	$8,381
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of September 30, 2022, the Company had a less than 20% investment in X-Bow and had one Board seat. As described in Note 6, the Company has engaged X-Bow to develop a rocket for the Company.	—	1,865	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	417	—	—	83
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	8,170	4,400	—	—
Interest on the term loan facility is accrued and compounded annually. No significant interest payments were made in the nine months ended September 30, 2022 or 2021. The Company had interest due to related parties in the amount of $2.8 million as of September 30, 2022, which has been recorded as accrued interest.

16. Fair Value of Financial Instruments

Recurring basis
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, as well as indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

September 30, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,846	$—	$—
Private Placement Warrants	—	—	1,624
Sponsor Shares	—	—	1,826
	$2,846	$—	$3,450

December 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$8,697	$—	$—
Private Placement Warrants	—	—	3,496
Sponsor Shares	—	—	4,732
	$8,697	$—	$8,228
The carrying values of the following financial instruments approximated their fair values as of September 30, 2022 and December 31, 2021 based on their maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, leases payable and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2022 or 2021.
Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2021 of $16.1 million included the Bridge Notes, Private Placement Warrants, Sponsor Shares, Class A common stock warrants, Legacy BlackSky preferred stock warrants and Consent Fees. The following is a summary of changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2022:

	Sponsor Shares	Private Placement Warrants
	(in thousands)
Balance, January 1, 2022	$4,732	$3,496
Gain from changes in fair value	(2,906)	(1,872)
Balance, September 30, 2022	$1,826	$1,624

17. Commitments and Contingencies

Legal Proceedings
From time to time, we may become involved in various claims and legal proceedings arising in the ordinary course of business, which, by their nature, are inherently unpredictable. We are not currently a party to any material claims or legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
The Company has continued correspondence with the applicable authorities in an effort toward identifying a taxpayer-favorable resolution of the potential liabilities. As a result of this correspondence, the Company has updated its liability including interest and penalties based on its best estimate as of September 30, 2022.
The following table summarizes the estimated indirect tax liability activity during the nine months ended September 30, 2022:

(in thousands)
Balance, January 1, 2022	$737
Payments	(314)
Adjustment to Expense	(218)
Balance, September 30, 2022	$205
The Company continues to analyze the additional obligations it may have, if any, and it will adjust the liability accordingly.

Other Commitments
The Company has commitments for multi-launch and integration services with launch services providers. As of September 30, 2022, the Company had a commitment for one launch, to include up to 2 satellites at future estimated launch dates for $1.7 million. The terms of the arrangement also allow the Company to remanifest the satellites if significant delays in excess of 365 days or other inexcusable delays occur with the provider. Subsequent to remanifest efforts four months after the 365 days, the Company can request a refund of all recoverable costs. Payment terms are 15 days from invoice date.
The company entered into a commitment during the nine months ended September 30, 2022 to provide a minimum guarantee of $3.0 million to a vendor as part of a reseller agreement in exchange for a license to promote and distribute products and services. We did not enter into any other material commitments during the nine months ended September 30, 2022.

18. Concentrations, Risks, and Uncertainties
The Company maintains all cash and cash equivalents with one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash deposits.

For the three months ended September 30, 2022 and 2021, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $10.7 million and $3.2 million, respectively, and $23.9 million and $9.3 million, respectively, for the nine months ended September 30, 2022 and 2021. Accounts receivable related to these customers as of September 30, 2022 and December 31, 2021 was $1.0 million and $1.3 million, respectively.
Revenue from the U.S. federal government and agencies was $14.9 million and $6.6 million for the three months ended September 30, 2022 and 2021, respectively, and $38.1 million and $18.9 million for the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable related to U.S. federal government and agencies was $1.9 million and $2.6 million as of September 30, 2022 and December 31, 2021, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of September 30, 2022 and December 31, 2021, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible account.

19. Subsequent Events
On February 9, 2022, the Company received an indemnification claim notice regarding certain collection and tax payments related to the Share Purchase Agreement dated as of January 31, 2020, among BlackSky Holdings, Inc., Spaceflight, Inc., and M&Y Space Co., Ltd. On October 21, 2022, the parties agreed to the framework for a global settlement of such indemnification claims, to include a settlement payment by the Company of $1.0 million and a holdback amount of $0.1 million subject to M&Y Space Co.’s ability to collect against certain receivables. As a result, we reduced our existing contingent liability by $707 thousand, which was recorded to the gain from discontinued operations in the three and nine months ended September 30, 2022.
The Company evaluated subsequent events through November 8, 2022 and determined that there have been no other events that have occurred that would require adjustments to our disclosures or the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA of our Annual Report on Form 10-K. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

General Overview
On September 9, 2021, Osprey consummated the Merger with Legacy BlackSky. Immediately following the Merger, Osprey changed its name to “BlackSky Technology Inc.” Legacy BlackSky survived the Merger and is now a wholly owned subsidiary of BlackSky. As a special purpose acquisition company, Osprey had no pre-Merger operations other than to identify and consummate a merger. Therefore, BlackSky’s operations post-Merger are attributable to those of Legacy BlackSky and its subsidiaries, and references to “BlackSky” or the “Company” should be read to include BlackSky’s wholly owned subsidiaries. References in this report to Company actions, assets/liabilities, or contracts may be references to actions taken, assets/liabilities held, or contracts entered into by one or more Company current subsidiaries; however, the Company has distinguished between the actions taken by Legacy BlackSky or Osprey for certain time based, historical transactions.
The Company’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Merger.

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations on Earth where we believe approximately 90% of the global GDP occurs. With fourteen satellites in orbit as of September 30, 2022, our constellation is able to image certain locations every hour, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth every day and who, therefore, require hundreds of satellites to support their mission. Our focused approach enables us to deliver highly targeted and actionable intelligence with a smaller constellation that has the added benefit of greater operating and capital efficiencies.
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

Our next generation satellites (“Gen-3”), expected to be operational during late 2023, are designed to improve our imaging resolution even further and include advanced sensing technology for a broad set of imaging conditions, including nighttime, low-light, and a variety of weather conditions. We believe these advancements will expand the diversity and certainty of our analytics to continue to ensure our relevance to our customers. We believe the combination of our high-revisit, on-demand tasking small satellite constellation, our Spectra AI platform, and low constellation cost is disrupting the market for geospatial imagery and space-based data and analytics.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, primarily sales commissions, which are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.

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

•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Spectra AI platform, and for the unique and strategic development efforts to support our long-term strategy. In addition, we employ and classify third-party vendors who fulfill our unique and strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consists of customer relationships.
Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
The following table provides the components of results of operations for the three and nine months ended September 30, 2022 and 2021. Period to period comparisons are not necessarily indicative of future results.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$14,991	$6,529	$8,462	129.6%	$38,113	$17,645	$20,468	116.0%
Engineering & systems integration	1,944	1,408	536	38.1%	7,820	4,951	2,869	57.9%
Total revenue	16,935	7,937	8,998	113.4%	45,933	22,596	23,337	103.3%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	5,251	7,266	(2,015)	(27.7)%	16,508	15,816	692	4.4%
Engineering & systems integration costs, excluding depreciation and amortization	2,536	5,387	(2,851)	(52.9)%	12,020	8,754	3,266	37.3%
Selling, general and administrative	18,713	40,674	(21,961)	(54.0)%	58,988	57,979	1,009	1.7%
Research and development	197	57	140	245.6%	449	85	364	428.2%
Depreciation and amortization	9,598	3,503	6,095	174.0%	26,166	9,804	16,362	166.9%
Satellite impairment loss	—	—	—	—%	—	18,407	(18,407)	NM
Operating loss	(19,360)	(48,950)	29,590	60.4%	(68,198)	(88,249)	20,051	22.7%
Gain (loss) on derivatives	7,135	3,813	3,322	87.1%	10,629	(11,162)	21,791	195.2%
(Loss) income on equity method investment	(776)	(170)	(606)	(356.5)%	694	793	(99)	(12.5)%
Interest income	486	—	486	NM	664	—	664	NM
Interest expense	(1,226)	(1,225)	(1)	(0.1)%	(3,756)	(3,663)	(93)	(2.5)%
Other expense, net	(14)	(365)	351	96.2%	(54)	(147,735)	147,681	100.0%
Loss before income taxes	(13,755)	(46,897)	33,142	70.7%	(60,021)	(250,016)	189,995	76.0%
Income tax (expense) benefit	—	—	—	—%	—	—	—	—%
Loss from continuing operations	(13,755)	(46,897)	33,142	70.7%	(60,021)	(250,016)	189,995	76.0%
Discontinued operations:
Loss from discontinued operations	707	—	707	NM	707	(1,022)	1,729	169.2%
Income tax (expense) benefit	—	—	—	—%	—	—	—	—%
Gain (loss) from discontinued operations, net of income taxes	707	—	707	NM	707	(1,022)	1,729	169.2%
Net loss	$(13,048)	$(46,897)	$33,849	72.2%	$(59,314)	$(251,038)	$191,724	76.4%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$14,991	$6,529	$8,462	129.6%	$38,113	$17,645	$20,468	116.0%
% of total revenue	88.5%	82.3%			83.0%	78.1%

Engineering & systems integration revenue	1,944	1,408	536	38.1%	7,820	4,951	2,869	57.9%
% of total revenue	11.5%	17.7%			17.0%	21.9%

Total revenue	$16,935	$7,937	$8,998	113.4%	$45,933	$22,596	$23,337	103.3%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue significantly increased for the three and nine months ended September 30, 2022, as compared to the same period in 2021, driven by increased imagery and analytics orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers. In May 2022, we were awarded a subscription contract to deliver advanced high frequency imagery services with an initial contract value of $85.8 million, over a five-year base period, with future year options that, if exercised in full, would increase the contract value to over $1.0 billion and increase the contract term up to ten years. This contract is expected to have a material impact to future revenue. In the first half of 2022, we were awarded a multi-million dollar contract to provide on-demand satellite imagery and analytics for an international government, which significantly contributed to the increased revenue in the nine months ended September 30, 2022 compared to the same period in 2021. In addition, analytics revenue also increased primarily from fulfillment of recently awarded firm-fixed price delivery orders for economic activity monitoring. Expansion of our constellation after placing seven satellites into orbit in 2021, and the growing capabilities of our constellation also contributed to meeting increased customer demand for imagery and analytics orders.
Engineering and Systems Integration Revenue
Engineering and systems integration revenue increased for the three and nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in the percentage completion of two contracts, driven by achievement of critical design milestones and delivery of major components of the contract requirements.

Costs and Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$5,251	$7,266	$(2,015)	(27.7)%	$16,508	$15,816	$692	4.4%
Engineering & systems integration costs, excluding depreciation and amortization	2,536	5,387	(2,851)	(52.9)%	12,020	8,754	3,266	37.3%
Total costs	$7,787	$12,653	$(4,866)	(38.5)%	$28,528	$24,570	$3,958	16.1%

Imagery and Software Analytical Service Costs
Imagery and software analytical service costs decreased for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to lower stock-based compensation expense partially offset by increased data sourced from different sensors such as synthetic aperture radar, third-party service costs such as increased hosting costs due to increased data volumes and maintaining the growth of our satellite and ground stations networks, and third-party subcontractor costs to meet specific needs of new customer programs. We recorded $0.3 million and $1.4 million, respectively, of stock-based compensation expense during the three and nine months ended September 30, 2022 as compared to $2.9 million for the three and nine months ended September 30, 2021 primarily related to vesting of restricted stock units ("RSUs") triggered by the completion of the Merger.
Engineering and Systems Integration Costs
Engineering and systems integration costs decreased for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to a prior period significant net increase of $3.5 million in the estimate to complete on two contracts that did not recur this year. The estimation of total estimated costs to complete on long-term projects are subject to many variables and requires judgment and we may have future changes in estimates, which may have an impact on engineering and systems integration costs and associated revenues. The increase in engineering and systems integration costs for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily attributable to non-recurring engineering design costs and material procurement costs incurred for customer contracts associated with the Gen-3 satellites. The change was also due to an increase in the estimate to complete on two contracts, which, given the accounting treatment for customer supported projects, immediately increased engineering and systems integration costs by $1.2 million for the nine months ended September 30, 2022 as compared to the prior year period. For the three and nine months ended September 30, 2022, excluding the immediate forward loss related to these projects of $0.6 million and $4.2 million, respectively, engineering and systems integration costs would have been $2.0 million and $7.8 million, respectively.

Selling, General, and Administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$2,867	$25,595	$(22,728)	(88.8)%	$14,823	$26,316	$(11,493)	(43.7)%
Salaries and benefit costs	8,933	9,108	(175)	(1.9)%	25,539	19,028	6,511	34.2%
Development costs	371	249	122	49.0%	624	563	61	10.8%
Professional fees	1,317	1,355	(38)	(2.8)%	3,836	3,585	251	7.0%
Information technology, recruiting, and other administrative expenses	1,904	2,204	(300)	(13.6)%	4,519	3,987	532	13.3%
Selling and marketing	1,510	1,227	283	23.1%	4,129	2,466	1,663	67.4%
Rent expense(1)	677	477	200	41.9%	1,901	1,471	430	29.2%
Insurance	1,134	459	675	147.1%	3,617	563	3,054	542.5%
Selling, general and administrative	$18,713	$40,674	$(21,961)	(54.0)%	$58,988	$57,979	$1,009	1.7%
(1) - Includes expenses related to non-cancellable ground station service agreements.

Selling, general, and administrative expense decreased during the three months ended September 30, 2022 and increased during the nine months ended September 30, 2022, as compared to the same periods in 2021. For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, stock-based compensation expense decreased approximately $22.7 million and $11.5 million, respectively, related to the vesting of RSUs triggered by the successful execution of the Merger in the third quarter of 2021. Salaries and payroll-related benefits increased due to headcount growth in software engineers, sales, and administrative functions, which were partially offset by non-recurring public company readiness costs associated with the Merger in the three and nine months ended September 30, 2021. In addition, our public company insurance costs increased as a result of the Merger and selling and marketing increased due to more advertising, commissions, and trade show expenses.

The following is our forecast for total RSU expense as of September 30, 2022, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and engineering and systems integration costs:

(in thousands)
For the remainder of 2022	$3,346
For the years ending December 31,
2023	8,909
2024	4,214
2025	3,168
2026	1,017
$20,654

Research and Development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Research and development	$197	$57	$140	245.6%	$449	$85	$364	428.2%

Research and development expense increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. Much of our ongoing development efforts are either charged to engineering and systems integration costs, development costs in selling, general and administrative expenses or capitalized as internal-use software. The increase was driven by contracting third-party vendors who fulfill our unique and strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Depreciation of satellites	$8,811	$3,067	$5,744	187.3%	$24,579	$8,445	$16,134	191.0%
Depreciation of all other property and equipment	647	96	551	574.0%	1,166	339	827	244.0%
Amortization	140	340	(200)	(58.8)%	421	1,020	(599)	(58.7)%
Depreciation and amortization	$9,598	$3,503	$6,095	174.0%	$26,166	$9,804	$16,362	166.9%
Depreciation expense from satellites increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increases were driven by more satellites in service as of September 30, 2022 as compared to September 30, 2021.
Depreciation expense from all other property and equipment increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily driven by capitalization of software in 2022 and additional computer equipment that was placed into service.
Amortization expense decreased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily as a result of in-process research and development from a prior acquisition being fully amortized in 2021.

Satellite Impairment Loss
We recorded a satellite impairment loss for the nine months ended September 30, 2021 resulting from the loss of two of our satellites, which occurred on May 15, 2021 when a rocket carrying those satellites suffered a failure during flight. This resulted in an impairment loss of $18.4 million, the full carrying value of the satellites, recorded to earnings during the nine months ended September 30, 2021. The $18.4 million loss included satellite procurement, launch, shipping, launch support, and other associated costs. There were no satellite impairment losses in the three and nine months ended September 30, 2022.

Non-Operating Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(dollars in thousands)
Gain (loss) on derivatives	$7,135	$3,813	$3,322	87.1%	$10,629	$(11,162)	$21,791	195.2%
(Loss) income on equity method investment	(776)	(170)	(606)	(356.5)%	694	793	(99)	(12.5)%
Interest income	486	—	486	NM	664	—	664	NM
Interest expense	(1,226)	(1,225)	(1)	(0.1)%	(3,756)	(3,663)	(93)	(2.5)%
Other expense, net	(14)	(365)	351	96.2%	(54)	(147,735)	147,681	100.0%
•NM - Fluctuation in terms of percentage change is not meaningful.

Gain (loss) on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities and measure at fair value are significantly driven by our common stock price; these instruments generated a gain during the three and nine months ended September 30, 2022.
During the three months ended September 30, 2021, we recorded a gain on derivative liabilities primarily due to the change in our common stock price following the Merger. During the nine months ended September 30, 2021, we recorded a loss on derivative liabilities primarily related to the fluctuation of fair value of outstanding warrants to purchase Legacy BlackSky stock and consent fees related to the Intelsat and Seahawk secured term loan.
(Loss) income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella.
Interest income
Interest income increased during the three and nine months ended September 30, 2022 as a result of our short-term investments purchased in 2022.
Interest expense
Interest expense was consistent year over year.
Other expense, net
Other expenses were significantly higher during the three and nine months ended September 30, 2021 as compared to the same periods in 2022 primarily due to an initial loss of $99.7 million upon issuances of the Bridge Notes and Bridge Notes Rights Offering executed in the first half of 2021 as the fair value of these notes and the accompanying Legacy BlackSky common shares and Class A common stock warrants that were granted to certain investors was in excess of the proceeds received.
We also incurred $47.7 million in debt issuance costs in 2021 related to the Bridge Notes and the modification of existing debt arrangements. We expensed the debt issuance costs because the Bridge Notes were carried in the unaudited condensed consolidated balance sheets at fair value. Upon consummation of the Merger, the Bridge Notes and associated warrant liabilities were converted to equity and extinguished. We do not expect similar charges in future periods.
Included in other expense, net for the three and nine months ended September 30, 2022 is the forgiveness of non-trade receivables of $31 thousand and $106 thousand, respectively, related to payroll taxes.

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

The table below reconciles our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(13,048)	$(46,897)	$(59,314)	$(251,038)
Interest income	(486)	—	(664)	—
Interest expense	1,226	1,225	3,756	3,663
Depreciation and amortization	9,598	3,503	26,166	9,804
Loss on issuance of Bridge Notes, including debt issuance costs expensed for debt carried at fair value	—	—	—	147,387
Stock-based compensation expense	3,163	28,493	16,389	29,265
(Gain) loss on derivatives	(7,135)	(3,813)	(10,629)	11,162
Satellite impairment loss	—	—	—	18,407
(Gain) loss from discontinued operations, net of income taxes	(707)	—	(707)	1,022
Severance	56	—	761	—
Loss (income) on equity method investment	776	170	(694)	(793)
Forgiveness of non-trade receivable	31	—	106	—
Contingent legal liability	—	700	—	700
Transaction costs associated with derivative liabilities	—	291	—	291
Loss on debt extinguishment	—	75	—	75
Adjusted EBITDA	$(6,526)	$(16,253)	$(24,830)	$(30,055)
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

The table below reconciles our net cash used in operating activities to free cash flow for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(39,429)	$(38,742)
Purchase of property and equipment	(8,905)	(532)
Satellite procurement work in process	(25,421)	(48,951)
Free cash flow	$(73,755)	$(88,225)

Net cash used in investing activities	$(84,123)	$(49,490)
Net cash (used in) provided by financing activities	(4,516)	275,331

Liquidity and Capital Resources
As of September 30, 2022, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $37.2 million and $165.6 million as of September 30, 2022 and December 31, 2021, respectively, and our short-term investments totaled $50.7 million and $0 as of September 30, 2022 and December 31, 2021, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of September 30, 2022, we had an accumulated deficit of $530.3 million.
Our short-term liquidity as of September 30, 2022 was comprised of the following:

(in thousands)
Cash and cash equivalents	$37,201
Restricted cash(1)	2,835
Short-term investments(2)	50,699
$90,735
(1) Majority of restricted cash expires by March 31, 2023.
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

Funding Requirements
While our expenses may continue to exceed our revenues in the near term due to investments we are making in sales, marketing and products to increase our market share, we expect this difference to decline as we progress to becoming operating cash flow positive. We expect to continue to incur capital expenditures as we procure and launch satellites to increase image collection capacity, as well as investing in our Gen-3 satellites and Spectra AI software platform to significantly expand our product capabilities in the future.

Short-term liquidity requirements
As of September 30, 2022, our current assets were approximately $107.2 million, consisting primarily of cash and cash equivalents, restricted cash, short-term investments, trade receivables, prepaid expenses and other current assets, and contract assets.
As of September 30, 2022, our current liabilities were approximately $26.8 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Spectra AI platform and internal infrastructure that will enable us to scale the business efficiently and securely. We believe our current cash position, as well as a growing customer backlog, will be sufficient to cover forecasted capital needs and operating expenditures for the foreseeable future. We can also manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and, or, the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		$
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(39,429)	$(38,742)	$(687)
Net cash used in investing activities(1)	(84,123)	(49,490)	(34,633)
Net cash (used in) provided by financing activities	(4,516)	275,331	(279,847)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(128,068)	187,099	(315,167)
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573	157,531
Cash, cash equivalents, and restricted cash – end of period(2)	$40,036	$197,672	$(157,636)
(1) Includes purchase of $50.3 million of short-term investments not categorized as cash
(2) $50.7 million of short-term investments are not classified as cash, cash equivalents, and restricted cash. Our short-term liquidity at September 30, 2022 was $90.7 million

Operating activities
For the nine months ended September 30, 2022, net cash used in operating activities was approximately $39.4 million. The contributor to the slight increase in cash used during the nine months ended September 30, 2022 was the change in working capital. This was partially offset by a decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, and other non-cash items in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The operating loss decrease in the nine months ended September 30, 2022 was primarily due to increased imagery and analytics revenue.

Investing activities
We continue to have significant cash outflows for satellite procurement and launch related services. Cash paid for the procurement of satellites and other launch-related costs has decreased in the nine months ended September 30, 2022 as compared to the same period in 2021. Satellite capital expenditures decreased year over year by optimizing cash spend to meet our short and long-term operational needs. In addition, we continue to incur labor costs for internally developed capitalized software, as we add innovative new services and tools to our Spectra AI software platform. In the nine months ended September 30, 2022, net cash used in investing activities increased approximately $34.6 million, of which $50.3 million is the result of our investment in corporate debt and governmental securities.

Financing activities
The most significant impact in the change in cash flows from financing activities in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was related to the $245.2 million proceeds from the Merger, or recapitalization transaction, net of equity issuance costs, and the $58.6 million loan proceeds from the Bridge Notes, both of which occurred in the prior year.

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
We have largely moved towards granting RSAs and RSUs to certain employees, for which the grant date fair value is equal to the trading price fair value of the Class A common stock on the date of grant. For stock options, we use the following inputs under Black-Scholes as follows:
Fair Value of Class A Common Stock— Refer to the section entitled “Preferred Stock and Common Stock Valuation” in our Form 10-K for the year ended December 31, 2021 and filed by us with the SEC on March 31, 2022. Subsequent to the Merger, our Class A common stock has been valued based upon our trading price.
Expected Dividend Yield—The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. We currently have no plans to pay dividends on our Class A common stock and, accordingly, have assumed no dividend yield upon valuation of our stock options.
Expected Volatility—As there was no observable volatility with respect to our Legacy BlackSky Class A common stock and due to the lack of sufficient history of BlackSky Class A common stock, the expected volatility of our Legacy BlackSky and BlackSky Class A common stock was estimated based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate—The yield on actively traded, non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term—For options granted in 2021 and 2022, since there is not a history of option exercises as a public company, we considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants and Sponsor Shares as long-term liabilities in our unaudited condensed consolidated balance sheets as of September 30, 2022. Each liability was initially recorded at fair value on the date of the Merger. The Private Placement Warrants are recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares are recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain (loss) on derivatives on our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the expected stock volatility includes both BlackSky's common stock and public warrant historical volatility as well as the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(d) or 15d-15(d) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2022 by the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2022 through July 31, 2022	—	$—	—	$—
August 1, 2022 through August 31, 2022	14,603	2.03	—	—
September 1, 2022 through September 30, 2022	—	—	—	—
(1) All the Shares purchased represent shares surrendered to the Company, by certain prior Company employees, to offset tax withholding obligations, previously paid by the Company, arising from the exercise of equity-based awards.
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

November 8, 2022	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Vice President and Controller
(Principal Accounting Officer)