Form 10-K
period 2022-12-31
BlackSky Technology Inc.
filed 2023-03-23
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was approximately $266,366,137. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 20, 2023, there were 138,734,688 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

2

2

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2014, BlackSky is a leading provider of real-time geospatial intelligence. We deliver on-demand, high frequency imagery, monitoring and analytics of some of the most critical and strategic locations, economic assets, and events in the world. We design, own, and operate one of the industry’s leading low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellations, optimized to capture imagery cost-efficiently where and when our customers need it. Our Spectra AI software platform processes data from BlackSky's constellation and from other third-party sensors to develop the critical insights and analytics that provide our customers with the actionable intelligence they require to execute on important decisions. U.S. government, allied nations, commercial businesses, and organizations around the world rely on our products. Our vision is to define a new category of space-based products and services: real-time geospatial and analytics driven intelligence delivered through an easy-to-use platform designed to empower a variety of customers to make decisions.
In the last few years, the market has been shifting away from static, low-frequency satellite imagery and geospatial solutions toward dynamic and on-demand, high-frequency imagery and advanced analytics that together deliver real-time geospatial intelligence. During this time, we have seen the number of commercial sensors on orbit expand from a handful of large, expensive commercial satellites to now hundreds and soon to be thousands of space-based sensors that are changing the way we see and understand our world. To capitalize on this paradigm shift, BlackSky has deployed a proprietary satellite constellation providing high-frequency, high-resolution imagery and built a fully operational software platform capable of integrating our proprietary data with the data from this proliferation of sensors and other third-party information, such as millions of GPS-enabled terrestrial data sources and Internet of Things ("IOT") connected devices. Our proprietary software platform, Spectra AI, then applies artificial intelligence ("AI") and machine learning ("ML") techniques to transform these raw data feeds into real-time actionable intelligence that provides customers with a first-to-know advantage.
Our mission is to enable customers to improve their decision-making processes by incorporating on-demand imagery and AI-driven analytics into their daily operations through our modern, easy-to-use, software-as-a-service ("SaaS") customer experience. We can deliver our proprietary, on-demand imagery at a lower cost than legacy providers due to our scalable software platform, our capital efficient constellation design, and adaptable pricing models, among other things.
Our Vertically Integrated Strategic Assets
The need for real-time geospatial intelligence is more important than ever. Recent global events, like the war in Ukraine or the earthquakes in Turkey and Syria, have demonstrated what customers can expect from the real-time geospatial intelligence that space-based technology can deliver. BlackSky is changing the way space is used to deliver vital, actionable intelligence through our two key strategic assets: our high-revisit earth observation smallsat constellation and our AI-enabled software platform.
Our Satellite Constellation
We design, develop, manufacture, and operate a constellation of proprietary high-resolution, high-revisit LEO smallsats. Our constellation is optimized to provide reliable and dynamic hourly monitoring of among the most strategic, high-value locations and assets where we believe approximately 90% of the world's gross domestic product occurs. Our current constellation images most locations between the latitudes of 55 degrees North and 55 degrees South, on-demand, providing our customers with insights and situational awareness throughout the day and as events unfold. Historically BlackSky imagery was available from dawn to dusk; recently we have introduced a night-time monitoring capability. Our satellites have agile pointing capabilities that enable our customers to task our constellation on-demand to collect specific locations of interest. We believe that the focus of our constellation on critical, strategic, and economic infrastructure and software that enables customer tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth on a routine basis and who, therefore, require a larger or more expensive constellation to support their mission. BlackSky's unique architecture delivers highly valued imagery and intelligence with a smaller, more capital efficient, and agile constellation.

In 2022, we achieved a baseline satellite constellation of 14 LEO smallsats that are currently in operation. In the first half of 2023, we plan to launch two additional satellites to primarily replace the two initial satellites that were deployed in 2018, which have been in operation for more than four years and are approaching their end of life. As the majority of our constellation was launched within the past 18 months, we believe we have sufficient capacity to meet existing customer requirements and support our customer's needs in the future. Under optimal conditions and measured from dawn until dusk, our constellation achieves a peak revisit rate of up to 15 revisits a day and an average revisit rate of eight to ten revisits a day or approximately every 60-90 minutes, which allows us to collect thousands of images a day. As our satellite constellation grows, we expect our revisit rate to improve, thereby increasing the amount of data we are able to collect and providing incremental utility to customers.
Our current satellites ("Gen-2") are purpose-built to serve our mission and form the foundation of our Spectra AI platform. Weighing about 55 kilograms each, these compact, high-tech satellites are comparable in size to a miniature refrigerator. Each satellite is equipped with a modern, commercially-derived optical telescope that collects imagery with a resolution between 80-100 centimeters. Launched into a Low Earth Orbit approximately 450 kilometers above the surface of the Earth, our constellation is optimally distributed to provide maximum coverage for our customers. We have strategically located our ground stations around the world to further accelerate our delivery capabilities. Our satellite design is further complemented by our autonomous tasking, mission planning, command and control services, and satellite health and safety monitoring embedded within Spectra AI. With these design advantages, we can distinguish landscape features such as roads and buildings, and gauge commercial activities and patterns such as movements from ships in ports, progress at construction sites, and changes in production by estimating the number of cars in a parking lot. U.S. and allied militaries rely on our services for high-revisit monitoring of airfields, vehicle depots, troop movements, and other high-value locations to detect changes in pattern-of-life.
We have designed our next generation satellites (“Gen-3”) to include significantly enhanced capabilities, such as improved imaging resolution to between 35-50 centimeters and short-wave infrared imaging technology for expanded imaging capabilities in low-light or nighttime. We anticipate launching our first Gen-3 satellites in 2024. We believe these Gen-3 advancements will improve our analytics and increase the value we can deliver to our customers.
We are vertically integrated and manufacture our satellites through LeoStella, a 50%-owned satellite manufacturing joint venture with Thales Alenia Space. LeoStella has capacity to manufacture up to 40 satellites per year. This vertical integration enables BlackSky to control our satellites through the entire design, manufacturing, and operation process and optimize performance per unit cost. The LeoStella partnership further allows us to learn from and leverage their manufacturing expertise and commercial best practices.
While our constellation and ground station infrastructure enables us to capture imagery at higher cadences and lower costs than many of the legacy providers, our software platform, Spectra AI, enables us to provide actionable intelligence to our customers.

Our Software Platform
BlackSky’s Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, IoT connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary AI and ML techniques to process, analyze, and transform these data feeds into fully automated alerts, information, and insights for our customers. These critical insights provide customers with actionable intelligence that supports daily decision making.
Customers access Spectra AI’s data and analytics through an easy-to-use web interface on their desktops or mobile devices. Through Spectra AI, customers can task BlackSky's constellation, which uses proprietary mission operations software that optimizes revisit rates and collection capabilities, and receive high-resolution imagery and analytics in, on average, under 90 minutes. Importantly, customers can set-up alerts so that Spectra AI automatically generates and distributes images from BlackSky satellites and analytics upon the occurrence of certain conditions or changes, giving customers a first-to-know advantage. Understanding the flexibility needed to engage a wide range of customers, the Spectra AI software gives customers the ability to order imagery from other providers. Customers can also access BlackSky products through application programming interfaces ("APIs"), which are typically embedded with customers or certain reseller channels such as Palantir Technologies.
As we collect data, we establish a baseline view of important conditions around the world. Incremental data enables us to detect and understand changes to or deviations from the baseline. Spectra AI leverages this data, much of it proprietary, to accelerate its learning using neural networks. We believe that Spectra AI will benefit from a “flywheel learning effect” as we continuously expand and enrich our proprietary data repository.
Designed with security and scalability in mind, Spectra AI is built on the Amazon Web Services platform. Spectra AI offers a full software stack that includes a data and sensor integration layer, an extract, transform, load (“ETL”) layer, an analytics layer that hosts our AI and ML algorithms, an application layer for our customers, an API framework for developers, and our global intelligence database that captures sensor data.
Spectra AI has been operating for eight years and is continuously updated and refreshed. We have designed our software stack with a strong focus on API compatibility to enable developers to easily integrate our software with our customers’ information technology platforms. Our goal is for customers to be able to access Spectra AI with minimal incremental technology investment. Software development is an important focus for our future as Spectra AI is the key to turning our geospatial data into actionable intelligence that improves and enhances our customers’ business processes and decisions.
Our Key Services and Products
Our offerings support a broad range of applications including national and homeland security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. We generate revenue by selling imagery and software analytics services through our Spectra AI platform and by providing professional and engineering services to customers on a project-by-project basis.
Imagery and Software Analytical Services
•Imagery Services: We offer high-revisit, high-resolution, on-demand satellite imaging services. Through our Spectra AI platform, customers can directly task our constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options, including basic subscription plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity over a region of interest on a take or pay basis.
•Data, Software, and Analytics: Our analytics are also offered on a subscription basis and provide customers with access to our site monitoring, event monitoring, and global data services. We provide services related to object, change and anomaly detection; site monitoring; and enhanced analytics through which we can detect key pattern-of-life changes in critical locations. These critical locations include infrastructure such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory.

While we offer a variety of pricing and utilization options for our imagery and software analytical service offerings, most of our agreements are structured as subscription contracts, followed by usage-based pricing and transactional licenses. These options provide customers with flexibility to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer pricing tiers that enable the customer to manage collection priorities. For example, during critical events, customers may pay a premium to prioritize their monitoring and collection requirements, while at other times, customers can select lower priority collections to allow for more economical utilization.
Professional and Engineering Services
We develop and deliver advanced launch vehicle, satellite, and payload systems for strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. Launch vehicle, satellite, and payload systems are typically sold to government customers under fixed price contracts that provide BlackSky with funded research and development to offset our capital investments. These contracts provide the benefit of accelerating technological developments for our own satellites and building long-term customer relationships that are often expanded into agreements for our imagery and data software services.
We also provide professional service solutions to support customer-specific software feature requests and the integration, testing, and training of our imagery and software analytical services into a customer’s organizational processes and workflows. Finally, we offer software systems engineering development services to support the integration of high volume and mass quantities of data into customer's operating platforms.

(1) Included in imagery and software analytical services in our Consolidated Statements of Operations and Comprehensive Loss
(2) Included in professional and engineering services in our Consolidated Statements of Operations and Comprehensive Loss

Our Customers
Many of the most important and demanding government and commercial organizations in the world, including United States defense and intelligence agencies and international ministries of defense, rely on the actionable intelligence we provide. To compete effectively in today’s data-driven military battlefields and commercial market environments, governments and organizations of all sizes and industries face a growing need for timely and affordable geospatial intelligence and analytics to help shape critical decisions. To meet these customer demands, next generation geospatial intelligence platforms must have the ability to deliver situational awareness, location intelligence, and insights into events and activities as they unfold.

Our current customer base and market mix are weighted towards U.S. defense and intelligence customers, as we have a long history serving these agencies as a trusted mission partner. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our professional and engineering service offerings, to a broad set of domestic and international customers. Management classifies our customer base predominantly into three categories:
•U.S. Federal Government & agencies: We sell to multiple U.S. government agencies that span defense, intelligence, and federal and civilian agencies. Our intelligence customers include the National Reconnaissance Office (“NRO”) and the National Geospatial-Intelligence Agency ("NGA"). In 2022, NRO awarded our largest imagery contract to date, valued at up to $1 billion over a 10-year period. We provide analytic services to the NGA under a 5-year $60 million contract. We also have won contracts across a range of other governmental customers including Department of Defense customers such as the Air Force, Army, and the Intelligence Advanced Research Projects Agency (“IARPA”).
•International Governments and Organizations: We sell to multiple foreign governments, agencies, and organizations worldwide. For example, an Asian customer recently awarded us a $10 million follow-on subscription contract to provide on-demand, high-resolution imagery services to an Asian government ally.
•Commercial and Other: Currently, commercial and industrial customers represent a small but important emerging portion of our business. Our services and products can benefit customers in a variety of commercial and industrial infrastructure markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, supply chain management, agriculture, environmental monitoring, disaster and risk management, engineering and construction, retail, and consumer behavior.

Our Competitive Differentiation
We believe that we are well-positioned to compete with legacy satellite imaging providers and other emerging geospatial intelligence providers. Our strategy to combine a high-revisit satellite constellation with an AI-enabled SaaS platform has been validated by contract awards from the most demanding customers. Our unique approach removes three important barriers that we believe have hindered the legacy industry from achieving a broader market adoption including: low-costs, ease of use through a modern software interface and platform, and assured access to imaging services where, when, and at the frequency customers need it. Key elements of our competitive differentiation include the following:

•Low-cost imagery capture. Our constellation leverages the disruptive economics of small satellites to enable us to capture data in a more cost-effective manner than legacy satellite imagery providers and offer a variety of pricing models. Lower cost, more adaptable products allow us to expand the market for our services.
•High-revisit rate, dawn-to-dusk imagery collection. We have optimized our constellation to deliver high-revisit collection capability of critical, strategic, and economic assets and locations where we estimate about 90% of the world's GDP occurs. Under ideal conditions and measured from dawn until dusk, we are capable of revisiting specific locations on Earth up to 15 times per day.
•On-demand satellite tasking capabilities. Using our Spectra AI software platform, which can be accessed through a web-browser or via APIs, customers can easily task our constellation and receive high-resolution imagery and advanced analytics delivered to their email, in-house ERP system, or cloud environment in, on average, under 90 minutes. This first of its kind capability enables an expansion in the market for geospatial intelligence by eliminating the need for customers to deploy resources to design their own platform or employ geospatial analysts.
•Integration of proprietary and third-party sensor data. By combining proprietary and third party data sources, we can increase the value of our database of sensor-based information at low cost and serve as a full-service geospatial data solution provider.
•Continuously growing proprietary intelligence data repository. As our data repository grows, we expect to benefit from a flywheel effect whereby incremental data enhances our baseline understanding of the world, thereby enabling the delivery of increasingly valuable insights and analytics to our customers.
•Proprietary, cloud-based software stack. Our cloud-based software platform includes proprietary customer applications-such as an ETL layer, advanced AI/ML modules, and our API framework-that enhance Spectra AI's ability to scale quickly and efficiently deliver meaningful data.
•Vertical integration. We design our satellites and manufacture them at LeoStella, our satellite manufacturing joint venture. Control of the satellite production process from design through manufacturing enables us to upgrade our satellites during production and continuously improve our satellites’ capabilities, as well as build and maintain our optimal constellation size at a relatively low cost.
•API kit for developers to build geospatial intelligence into next gen applications. We support our customers with a robust, flexible API kit that enables them to integrate our capabilities into their existing platforms and applications with a low upfront financial and time investment.
Industry Overview
We operate in a large and growing geospatial market that includes both imaging services and analytic solutions. The industry has been evolving over time from a focus on static observation and mapping to a focus on dynamic, high-frequency monitoring capabilities that enable on-demand actionable intelligence. Geospatial intelligence is playing an increasingly critical role in decision-making for government agencies, commercial enterprises and organizations around the world. At the same time, a growing number of government defense and intelligence agencies are increasing their reliance on commercial satellite providers to complement their in-house geospatial data sources. According to Markets and Markets, an independent industry research firm, the global geospatial analytics market is projected to grow from about $67 billion in 2022 to about $120 billion by 2027, resulting in a compound annual growth rate of 12.2%.
Organizations like the U.S. Space Force, U.S. Army, and Space Development Agency are seeking to leverage commercial small satellite constellations for space-based defense and mission-critical intelligence, a priority in the U.S. defense budget. U.S. investments in space programs are outpacing broader defense spending and are viewed by those in government as vital to our country's national security and defense strategy. In late 2022, the U.S. Space Force and the Space Development Agency increased its fiscal year 2023 budget to over $26.3 billion, a 34% increase over fiscal year 2022 levels. We believe BlackSky's innovative architecture and operational capabilities are well aligned to support the U.S. government's space-based defense priorities.

The increase in demand for geospatial imaging and intelligence is coming at a time of limited supply growth. We believe that legacy satellite imaging providers may not be able to provide the capacity needed to meet the growing demand as their aging constellations are being replaced with lower capacity satellites. We believe the expansion of our capacity will be met by strong demand and that we are well positioned to capture a significant share of the growth in the space data and analytics market.
Compliance with Government Regulations

Our industry is highly regulated and our operations are subject to various foreign, federal, state, and local laws and regulations. We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. government and foreign government contracts. Changes to or additional government regulations or policies relating to our business could increase regulatory uncertainty and may have an adverse effect on our business, financial condition and results of operations. For example, our business requires licenses and permits from the Federal Communications Commission (the “FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense, the National Oceanic and Atmospheric Administration (“NOAA”) and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. Additional information about the government regulations affecting our business and the risks relating to government contracts appears in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Intellectual Property
We own an intellectual property (“IP”) portfolio that includes a significant amount of proprietary code and actively pursue internal development of proprietary software and other intellectual property. Our portfolio also includes trademarks, service marks, domain names, unpatented trade secrets, know-how, data, and software. While our IP rights in the aggregate are important to our operations, we do not believe that any particular trade secret, trademark, license, or other IP right is of such importance that its loss, expiration, or termination would have a material effect on our business.
Employees and Human Capital
As of December 31, 2022, we had 259 employees. BlackSky employs a highly technical workforce, with 58% of our employees working in engineering or operations functions and the remainder in our sales and general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense contractors, satellite manufacturers, other commercial and military aerospace and defense companies, and government agencies.
Since our inception, BlackSky has sought to recruit qualified and creative employees who possess diverse business capabilities and align with our core corporate values. Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants In addition to competitive salaries, the principal purposes of our cash and equity incentive plans are to attract, retain, and reward personnel through the granting of cash-based and stock-based incentive awards. We believe such plans increase stockholder value by motivating individuals to perform to the best of their abilities and achieve corporate objectives. As we move into the next stage of our growth, we are devoting more resources to our human capital, in particular sales talent; and are building the infrastructure necessary to support our workforce and promote communication, respect, and diversity across our team.
We are committed to a set of core corporate values. They include:
•People First. We operate with respect and transparency. We provide a rich environment for people to grow, fulfill their ambitions and achieve their full potential.
•Accountability. We are accountable to meeting and exceeding our commitments to customers and shareholders.
•Innovation. We are innovators and thought leaders. We are passionate and relentless about solving problems that matter.
•Integrity. We conduct ourselves ethically and honestly. Trust is paramount.

•Diversity. We believe that diversity of background and opinion are essential to the strength of our culture. We are committed to an equitable and inclusive environment.
•Positive Impact. We are here to contribute to a smarter and safer world. Our shared goal is to contribute to the good of society through the responsible use of our assets.
•Celebration. We celebrate our wins and recognize the individual and collective accomplishments of our teams.
Corporate Information
On September 9, 2021, our predecessor company Osprey Technology Acquisition Corp. (“Osprey”), consummated its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. (“Legacy BlackSky”). Immediately following the Merger, Osprey changed its name to BlackSky Technology Inc. Legacy BlackSky survived the Merger and is now a wholly owned subsidiary of BlackSky Technology Inc. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.
Our corporate headquarters is located at 13241 Woodland Park Road, Suite 300, Herndon, VA 20171. Our website is located at www.blacksky.com. The contents of our website are not incorporated into this Annual Report on Form 10-K.
Our Class A Common Stock (“Class A common stock”) and warrants are listed on the New York Stock Exchange (the “NYSE”) under the symbols “BKSY” and “BKSY.W”, respectively.
Available Information
Our investor relations website is https://ir.blacksky.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings at www.sec.gov. We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Additional risks and uncertainties that we are currently unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations. If any of the following risks occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Class A common stock, as more fully described below this summary. The principal factors and uncertainties that could adversely affect our business include, among others:

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

Although our revenue increased in 2022, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, increased regulatory burdens domestically or abroad, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts by our customers, and the maturation of our business, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

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

As a result of our long and unpredictable sales cycles, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue fell below our expectations in a particular period. In addition, our pricing model includes both subscription-based and fixed fee contracts, adding further variability to the timing of our revenue recognition across customer contracts.

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

We are dependent on a small number of customers for a large portion of our revenue. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In fiscal years 2022 and 2021, we had two and three customers, respectively, that each accounted for more than 10% of our total revenue and in the aggregate, accounted for 42% and 45% of our total net revenue, respectively. Customers in the defense market generally purchase our services in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our major enterprise or government customers, or if we experience a significant reduction in business from one or more major enterprise or government customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.

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

If we do not establish relationships with high-impact distributors and resellers, or if we fail to optimize relationships with existing members of our distribution channel, or if our distribution channel members suffer financial losses due to adverse economic conditions or otherwise, our ability to generate revenue will be adversely affected.

We expect our revenue derived from indirect channel sales to increase in the near future. Our ability to effectively distribute our products and services depends in part upon the financial and business condition of our distributor and reseller network. The robustness of our distributor and reseller network depends on our ability to establish relationships with high-impact distributors and resellers, our ability to structure products bundles, business terms, promote system integrations, and optimize the effectiveness of our distributor and reseller network. Distributors and resellers may not be highly capitalized and experience difficulties during times of economic contraction. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

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

The market for our products and services has not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our views of the total addressable market are based on a number of third-party reports and management estimates, which may or may not accurately reflect future market size and growth. As a result, our views of the total addressable market may prove to be incorrect.

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

We have incurred significant losses each year since our inception and we may never achieve or maintain profitability. As of December 31, 2022, we had an accumulated deficit of $545.1 million. As we continue to expand our business, and the breadth of our operations, upgrade our infrastructure, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization, and incur costs associated with general administration, including expenses related to being a public company and hiring additional employees, we expect that our costs of revenue and operating expenses will continue to increase. As we seek to grow our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price may be adversely affected and decline.

The global COVID-19 pandemic has created operational challenges that have negatively affected our business and operations.

As a result of the COVID-19 pandemic, our workforce has been operating in a hybrid environment. We are monitoring and evaluating the impacts on our operations and work force from the transition to a hybrid work environment, such as our ability to sustain productivity and the mental health of our workforce, to maintain and grow our culture in a hybrid environment, to comply with regulations and laws for workers we have hired in new states, to mitigate the physical and cybersecurity risks that stem from a decentralized work environment, and to manage the continued delays in the supply chain. The longer-term impacts of the various operational challenges associated with the transition to a hybrid work environment could continue to harm our business and results of operations.

Risks Related to Our Operations

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

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access or use, or tampering by both insider threats and external bad actors. In particular, as a defense contractor, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from state-sponsored and otherwise sophisticated actors, terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures and our service providers) face similar threats and growing requirements. Customer or partner proprietary, classified, or sensitive information stored on our networks is at risk. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. We have suffered incidents of physical intrusions to our facilities in the past. Any further incidents or other security breaches or incidents suffered by us or those on which we rely could lead to losses or unauthorized disclosure of sensitive information or capabilities; unauthorized access to infrastructure or equipment theft or loss of, or unauthorized access to, use of, or other processing of data; harm to personnel, infrastructure or products; regulatory actions; and/or financial liabilities. Further, any such event, or any perception any such event has occurred, could result in private claims, demands and litigation, regulatory investigations and other proceedings, fines, penalties, and other liabilities as well as potential damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.

Cyber and other security threats are continuously evolving and include, but are not limited to: malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, phishing and other social engineering attacks, and other physical and electronic security breaches and incidents that could lead to disruptions in mission critical systems; unauthorized release of confidential, personal or otherwise protected information (our information or that of our employees, customers or partners); corruption of data, networks or systems; harm to individuals; and loss of assets. Threats to and vulnerabilities in our systems and infrastructure and those of our partners may result from human error, fraud or malice on the part of our employees, third-party service providers and other partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. Any of these events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and other actions in response, and lead to loss of business and harm to our market position, regulatory investigations and proceedings, potential claims, litigation, and other proceedings, fines, penalties, and liability and other financial losses. We may face difficulties or delays in identifying, responding to, and otherwise mitigating security breaches and incidents, and in the event of any security event, we may be required or find it appropriate to expend increased financial and other resources in an effort to prevent and otherwise address security breaches and incidents.

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

These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications and other systems used in our business and operations may be vulnerable to cyber-attack, malicious intrusion, ransomware or other malicious software, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Further, with the COVID-19 pandemic having resulted in a significant number of people working remotely, the cybersecurity risks we face may be heightened by an increased attack surface across our business and those of our service providers and other third parties we work with. Additionally, in connection with Russia’s actions in Ukraine, cybersecurity researchers have warned of the potential for increases cybersecurity activity.

There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data, including data that may be subject to privacy or security laws or disrupt our information systems, devices or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events, or the perception any such event has occurred, could result in:

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

We may review the purchase of launch insurance on a case-by-case basis evaluating the launch history of our launch provider, number of satellites to be deployed on the launch vehicle, the status of our constellation, our ability to launch additional satellites in the near term, and the cost of insurance, among other factors. We will evaluate risks associated with our satellite business and strive to ensure that such risks are appropriately insured. In some instances, we may not maintain launch or in-orbit insurance coverage for our satellites.

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

In addition, our products and services integrate a wide variety of other elements, and our products and services must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our products and services, it may be difficult to identify the sources of these problems. The occurrence of software errors or errors in data, whether or not caused by our products and services, could delay or reduce market acceptance of our products and services and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. In addition, we may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain the compatibility of our products and services with our customers’ network and security infrastructures, our customers may not be able to fully adopt our offerings, and we may, among other consequences, experience reduced demand for our products and services, which could adversely affect our business, financial condition, and results of operations. Further, the incorrect or improper implementation or use of our software, our failure to train customers on how to benefit from full utilization of our platform, or our failure to provide support services to our customers may result in errors or loss of data and as a result, dissatisfied customers, negative publicity, and harm to our reputation and brand, or legal claims against us.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we identify material weaknesses in the future, or otherwise fail to develop and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected, which may adversely affect investor confidence in our company and the value of our Class A common stock.

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

We may discover control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods. If we are unable to successfully remediate any future material weakness and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A common stock could be materially and adversely affected. Similarly, if our remedial measures are insufficient to address any future material weakness on a timely basis, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

As of December 31, 2022, we had $53.1 million of tax-effected U.S. federal net operating loss carryforwards available to reduce future taxable income. It is possible that we will not generate sufficient taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of taxable income. Limitations under state law may differ. In addition, our federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership (by value) by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed our analysis of historical “ownership changes” for purposes of Section 382 and Section 383 of the Code and believe an immaterial portion of our cumulative federal net operating loss carryforwards will expire unutilized.

Risks Related to Our Government Contracts

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

We have contracts with the U.S. government, and we may enter into additional contracts with the U.S. government in the future, and this subjects a large part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”). These government contracts customarily contain provisions that give the government substantial, and sometime unilateral, rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. The FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provides for government audits and reviews of contract procurement, performance and administration.

For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for its convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

Government contracts often also contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•Terminate existing contracts for convenience with no prior notice;
•Reduce orders under or otherwise modify contracts unilaterally;
•For contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not current, accurate, and complete;
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
•financial and compliance audits that may result in potential liability or price adjustments, recoupment of government funds for misapplication or identification of costs, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•public disclosures of certain contract and company information;
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements; and
•requirements to procure certain materials, components and parts from specific countries or supply sources approved by the customer.

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
•Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process, re-evaluation and new award of the contract to another bidder. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long term revenue.
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

•A large portion of our contracts are with U.S. and international defense contractors or directly with the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the FAR regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage under the Federal Cost Accounting Standards (“CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain of our contracts has increased our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.
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

Our current primary research and development objectives focus on the development of our satellites and our products and services. We have limited operational experience with our satellites, and our Gen-3 satellites are still in development and may not be completed on time or at all and the costs associated with it may be greater than expected. While we estimate the gross costs associated with designing, building and launching our Gen-3 satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operations of our satellites and our products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

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

Satellites can experience malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. For example, we have previously experienced the loss of a satellite that never went into commercial operations as a result of an anomaly, as well as a launch failure in which we lost two satellites before getting to orbit. In addition, if a satellite experiences a malfunction, our backup satellite capacity may be insufficient to meet all of our customers’ needs or cause service interruptions, and we may need to potentially blackout or reduce service to certain customers, which would adversely affect our relationships with our customers and result in loss of revenue. Although we work closely with our satellite manufacturer to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent the impacts of anomalies in the future.

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

Delays in the construction of future satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite and/or significant impairment charges. For example, on May 15, 2021, a rocket carrying two of our satellites suffered a failure during flight, resulting in the loss of both satellites and, an impairment loss of $18.4 million. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from another source until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

If we suffer a partial or total loss of a deployed satellite, we could need a significant amount of time and could incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that would have otherwise been derived from that satellite. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it could significantly impact our business, prospects and profitability.

Currently we are dependent on LeoStella as the sole manufacturer of our satellites. Any significant disruption to LeoStella’s operations or facilities could have a material adverse effect on our business, financial condition, and results of operations.

In 2018, we formed LeoStella, a joint venture owned 50-50 between us and Thales Alenia Space US Investment LLC (“Thales”). LeoStella currently manufactures our Gen-2 and Gen-3 satellites, is assisting with the design of our Gen-3 satellites and has certain exclusivity and/or right of first refusal and right of last offer rights with respect to the supply of our satellites and certain related services to us, subject to certain exceptions. Our ability to execute our business strategy and grow our satellite constellation depends on efficient, proper, and uninterrupted operations at our satellite manufacturers. A significant disruption to our satellite manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on a limited number of vendors to provide certain key raw materials, supplied components, products or services, including launch transport and launch services. The inability of these key vendors to meet our needs could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on software and other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these platforms or to seek new licenses for existing or new platforms or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or other rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on reasonable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent or comparable technology can be identified, acquired, licensed, or developed, if at all, and integrated into our technologies, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our technologies of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products and services from offerings of our competitors and could inhibit our ability to provide the current level of service to existing customers.

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

Risks Related to Our Indebtedness and Financings

Our business is capital intensive, and we may not be able to adequately finance our capital needs through operations, or by raising capital, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand, cash generated from our existing and future operations and by raising additional capital by equity financings, supplemented, where necessary or advantageous, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. Our ability to increase our debt financing and/or renew our existing credit facility may be limited by our existing financial and non-financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangement contains certain restrictive financial and non-financial covenants that may impact our access to those facilities and significantly limit future operating and financial flexibility.

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

In addition, a material portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2022, we were in compliance with all covenants and restrictions associated with our existing loan agreement.

Changes in our credit ratings, adverse macroeconomic conditions or adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity and default, may negatively affect our liquidity, increase borrowing costs and limit our financing options.

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

Additionally, events involving limited liquidity or defaults in the financial services industry, or concerns or rumors about events of this kind, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. We subsequently diversified our cash and cash equivalent holdings across multiple banks. Although our ongoing cash management strategy is to maintain deposit accounts at multiple financial institutions, there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

Also, a recent ruling by the Delaware Court of Chancery introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required a separate vote of the holders of a majority of Osprey’s then-outstanding shares of Class A common stock to approve an amendment to our certificate of incorporation in connection with the merger. The Company's September 8, 2021 charter amendment received a majority of affirmative votes of each class of outstanding common stock, and the Company continues to believe that such vote is sufficient to approve an amendment of the Company's charter; however in order to resolve any potential uncertainty, we filed a petition under Section 205 of the DGCL with the Delaware Court of Chancery. If we are not successful in the Section 205 proceeding, our ability to pursue equity or debt financing transactions could be impacted, which may limit our financing options.

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

The rules and regulations of U.S. and foreign authorities, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. These changes in rules or regulatory policy may significantly affect our business. For example, the FCC recently adopted rules requiring the deorbiting of certain satellites – including those maintained by BlackSky – after five years to mitigate the risk of orbital debris. The FCC continues to consider the imposition of additional rules and reporting obligations that could affect us and our operations; in addition, some legislators have discussed vesting additional authority in NASA in certain areas related to our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. In addition, the U.S. government could in the future exercise “shutter control” authority – the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. government national security or foreign policy interests or international obligations – which, for example, could limit the resolution, collection or distribution of imagery over certain geographies. We cannot anticipate whether or under what circumstances the U.S. government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. government in such event.

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

We hold FCC licenses for our satellite constellation and earth stations (collectively, our “satellite system”) and, because our satellites have space-qualified photographic equipment installed, licenses from NOAA’s Commercial Remote Sensing Regulatory Affairs office. As we build out our satellite constellation, we will require new licenses from the FCC and NOAA or modifications to existing licenses. Changes to our satellite system may also require prior FCC and/or NOAA approval. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design. From time to time, we have filed or will need to file applications to replace or add satellites to our satellite constellation. The FCC has waived certain application processing rules for certain of the frequencies on which we operate but there is no guarantee that the FCC will continue to waive those rules. The FCC licenses are also subject to modification by the FCC. In addition, the FCC licenses require coordination with various entities, including other federal government agencies. There can be no assurance that the FCC or NOAA will renew the licenses we hold, modify the licenses we currently hold, grant new licenses, or that coordination conditions can continue to be met. If the FCC or NOAA revokes, modifies or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our products and services. In addition, the operation of ground station assets in non-U.S. jurisdictions may require either direct or indirect licensing from non-U.S. regulatory bodies.

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

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in August 2022 the United States enacted a 1% excise tax on stock buybacks, which could affect our common stock repurchases, and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

We collect and process customer data and other data relating to individuals, which may include personal data. Due to the sensitivity of the personal information and data we manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations both in the United States (such as the California Consumer Privacy Act, the California Privacy Rights Act, and similar laws proposed and enacted in other U.S. states, including legislation enacted in Virginia, Colorado, Utah and Connecticut) and abroad (such as the European Union’s General Data Protection Regulation or the United Kingdom’s version of the GDPR).These statutes and any other state, federal, or foreign legislation that is passed could increase our potential liability, add layers of complexity to compliance in the markets in which we operate, increase our compliance costs and adversely affect our business.

Any actual or perceived failure to comply with applicable laws or regulations relating to privacy, data protection, or information security, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, restrictions upon our operations, as well as harm to our reputation and market position.

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

In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of petroleum products or other hazardous substances on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. We could be subject to future liabilities under environmental laws at our current or former facilities, adjacent or nearby properties or offsite disposal locations if any such properties are discovered to be contaminated with hazardous substances.

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

Risks Relating to Ownership of Our Class A Common Stock

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, our stock price could decline. Pursuant to our resale registration statement on Form S-3 declared effective by the SEC in October 2022, certain stockholders may sell shares of our Class A common stock, subject to applicable limitations under Rule 144. Further, in March 2023 we completed a private placement, issuing an aggregate of 16,403,677 shares of our Class A common stock and accompanying warrants to purchase the same number of shares. We are obligated to file a resale registration statement with the SEC to register the 16,403,677 shares sold in the private placement, which shares will be eligible for resale following effectiveness of the resale registration statement, subject to applicable resale restrictions. Actual sales of our Class A common stock, or the perception that these sales might occur, pursuant to current or future resale registration statements may adversely affect the prevailing market prices of our securities.

If we sell shares of our Class A common stock in future financings, or existing warrant holders exercise warrants, you may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of Class A common stock and as a result our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing arrangements, including the issuance of debt securities, preferred stock or Class A common stock, including Class A common stock at a discount to prevailing market prices. For example, our shelf registration statement on Form S-3, declared effective in December 2022, provides for aggregate offerings of up to $200.0 million of our securities, inclusive of up to $75.0 million of shares of our Class A common stock through an at-the-market offering program. In addition, our private placement in March 2023 included the sale of warrants to purchase shares of our Class A common stock. As of March 20, 2023, the number of shares of our common stock outstanding was 138,734,688. This number does not include shares of our Class A common stock issuable upon the exercise of warrants. Until exercised, the shares issuable upon the exercise of warrants are not included in the number of our outstanding shares and the dilutive impact of such warrant exercises may be difficult to compute. If we issue Class A common stock, or securities convertible into our Class A common stock, in future financings, or if any of our outstanding warrants are exercised, our existing stockholders will experience dilution and our stock price may decline.

Intelsat has a right of first offer with respect to the sale of BlackSky Holdings, Inc., our main operating subsidiary, which might discourage, delay or prevent a sale of our operating subsidiary, and therefore, depress the trading price of our Class A common stock.

In October 2019, our subsidiary BlackSky Holdings, Inc. ("BlackSky Holdings") entered into a Right of First Offer Agreement with Intelsat (the “Right of First Offer Agreement”). Pursuant to the terms of the Right of First Offer Agreement, prior to commencing or engaging in a sale of our subsidiary, BlackSky Holdings is obligated to provide written notice of any such proposed sale to Intelsat and Intelsat will have the opportunity to submit a competing offer to purchase BlackSky Holdings (an “Intelsat Offer”). Pursuant to the terms of the Right of First Offer Agreement, if BlackSky Holdings does not accept an Intelsat Offer, BlackSky Holdings would be permitted to negotiate and enter into an alternative sale transaction, as long as the total enterprise value for BlackSky Holdings and its subsidiaries is greater than 110% of the value implied by any Intelsat Offer. The Right of First Offer Agreement expires on October 31, 2026.

The Right of First Offer Agreement may negatively impact our ability to undertake a sale of BlackSky Holdings and could deter potential acquirers of BlackSky Technology Inc., which could therefore limit the price that investors are willing to pay for shares of our Class A common stock.

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

Further, as a smaller reporting company we may take advantage of certain reduced disclosure requirements, such as, among others, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which the market value of our common stock held by non-affiliates is equal to or exceeds $250 million as of the end of that fiscal year’s second quarter, or, if the market value of our common stock held by non-affiliates is less than $700 million as of the end of that fiscal year’s second quarter, we will remain a smaller reporting company until our annual revenue is equal to or exceeds $100 million. To the extent we take advantage of reduced disclosure requirements available to smaller reporting companies, a comparison of our financial statements to those of other public companies may be difficult.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (3) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws (each, as in effect from time to time) or (4) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by applicable law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court lacks subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, provided that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to consent to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We cannot specify with certainty the particular uses of our assets, including cash that we received from our merger. Our management will have broad discretion in the use of our assets. Our management may spend a portion or all of BlackSky's cash or utilize BlackSky's assets in ways that our stockholders may not agree or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business financial condition, results of operations and prospects. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 23,728 square feet of office space in Herndon, Virginia for our U.S. administrative headquarters. The building also houses the majority of our sales and marketing support staff and other administrative personnel. The lease for the building expires on August 31, 2024.

We also lease approximately 37,472 square feet of office space in Seattle, Washington. The space serves as the primary satellite operations center and a secondary office space for employees. The lease for the building expires in March 2023. As a result, we entered into a subsequent lease for approximately 14,503 square feet in Seattle, Washington.

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

Holders of Common Stock

As of March 1, 2023, there were approximately 679 holders of record of our Class A common stock. Because many of the shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

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

None.

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

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations in the world. With fourteen satellites in orbit as of December 31, 2022, our constellation is able to image certain locations every 60 to 90 minutes, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from our competitors, who are dedicated primarily to mapping the entirety of the Earth on a routine basis and who, therefore, require up to hundreds of satellites or incrementally more expensive satellites to support their mission. Our differentiated approach to space enables us to deliver highly targeted and valuable intelligence with a smaller constellation fleet that has the added benefit of greater operating and capital efficiencies.
Our Spectra AI software platform can, among other things, process millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights that our customers receive, all fully automated. Customers can access Spectra AI's data and analytics through easy-to-use web services or through platform application programming interfaces.
Our next generation satellites (“Gen-3”), expected to launch in 2024, are designed to improve our imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime and low-light. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our Spectra AI platform, and low constellation cost is transforming the market for geospatial imagery and space-based data and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by our Spectra AI platform, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two strategic assets—our satellite constellation and our Spectra AI platform—are mutually reinforcing: as we capture ever more information about the world’s most important strategic and economic assets and locations, our proprietary database expands and increases its utility; enabling us to better detect, understand, and predict changes that matter most to our customers. Our business has a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.

Our current customer base and end market mix are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our professional and engineering service offerings, to a broad set of customers both domestically and internationally. In addition, our services and products can benefit customers in a variety of commercial markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, supply chain management, agriculture, environmental monitoring, disaster and risk management, engineering and construction, retail and consumer behavior.
We offer a variety of pricing and utilization options for our imagery and software analytical service offerings, with the majority of our agreements structured as subscription contracts, followed by usage-based pricing and transactional licenses. These options provide customers flexibility to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer a range of pricing tiers that enables the customer to manage collection priorities, when during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. We currently derive revenue from variable and fixed pricing plans that allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
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

As a public company, we are required to comply with Securities and Exchange Commission rules and regulations and New York Stock Exchange listing requirements.

Components of Operating Results
Revenue
Our revenue is generated by selling imagery and software analytics services through our Spectra AI platform and by providing professional and engineering services to strategic customers on a project basis.
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
◦Data, Software, and Analytics: Our analytics services are also offered on a subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. We leverage our proprietary AI and ML algorithms to analyze data coming from both our proprietary sensor network and third-party space sources in real-time to provide data, insights, and analytics for our customers. We provide services related to object, change and anomaly detection, site monitoring, and enhanced analytics through which we can detect key pattern of life changes in critical locations. These critical locations can include strategic locations and infrastructure such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory.
We expect continued imagery and software analytical services revenue growth in the year ending December 31, 2023, as compared to the prior year, as a result of increases in our sales orders driven by stronger customer demand.
•Professional and Engineering Services Revenue—We develop and deliver advanced launch vehicle, satellite and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often bundled with our imagery services offerings. In certain cases, we retain rights to intellectual property for developed technology of certain systems, and this paid effort offsets some of our product development effort.
We also provide technology enabled professional service solutions to support customer-specific feature request and to support the integration, testing, and training of our imagery and software analytical services into the customers organizational processes and workflows. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms. We expect continued meaningful contribution from our professional and engineering services revenue.
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, primarily sales commissions, which are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
•Professional and engineering service costs primarily include the cost of internal labor for design and engineering in support of long-term development contracts for launch vehicle, satellite, and payload systems as well as subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. In addition, we also recognize internal labor costs and external subcontract labor costs for our customer-centric software service solutions. We recognize stock-based compensation expense for those employees who provide professional and engineering services support to customers, under professional and engineering service costs, excluding depreciation and amortization.
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
•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Spectra AI platform, and for the strategic development efforts to support our long-term strategy. In addition, we employ and classify third-party vendors who fulfill our strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consists of customer relationships.
Results of Operations for the Years Ended December 31, 2022 and 2021
Effective January 1, 2022, the Company reorganized its captions on the consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the year ended December 31, 2021, the amounts presented to reflect the impact of the reorganization have been recasted. This resulted in a $9.7 million reclassification between imagery & software analytical services revenue and professional & engineering services revenue and an $8.5 million reclassification between imagery & software analytical service costs, excluding depreciation and amortization and professional & engineering service costs, excluding depreciation and amortization in the Company's consolidated statements of operations and comprehensive loss. Period to period comparisons are not necessarily indicative of future results. The following table provides the components of results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$47,415	$15,365	$32,050	208.6%
Professional & engineering services	17,935	18,720	(785)	(4.2)%
Total revenue	65,350	34,085	31,265	91.7%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	14,462	13,013	1,449	11.1%
Professional & engineering service costs, excluding depreciation and amortization	21,365	21,735	(370)	(1.7)%
Selling, general and administrative	79,672	86,655	(6,983)	(8.1)%
Research and development	739	112	627	559.8%
Depreciation and amortization	35,661	14,306	21,355	149.3%
Satellite impairment loss	—	18,407	(18,407)	NM
Operating loss	(86,549)	(120,143)	33,594	28.0%
Gain on debt extinguishment	—	4,059	(4,059)	NM
Gain on derivatives	11,812	23,885	(12,073)	(50.5)%
Income on equity method investment	2,087	1,027	1,060	103.2%
Interest income	1,116	—	1,116	NM
Interest expense	(5,426)	(5,165)	(261)	(5.1)%
Other income (expense), net	2,081	(147,656)	149,737	101.4%
Loss before income taxes	(74,879)	(243,993)	169,114	69.3%
Income tax (expense) benefit	—	—	—	—%
Loss from continuing operations	(74,879)	(243,993)	169,114	69.3%
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	707	(1,650)	2,357	142.8%
Income tax (expense) benefit	—	—	—	—%
Gain (loss) from discontinued operations, net of income taxes	707	(1,650)	2,357	142.8%
Net loss	$(74,172)	$(245,643)	$171,471	69.8%
•NM – Fluctuation in terms of percentage change is not meaningful.

Revenue

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$47,415	$15,365	$32,050	208.6%
% of total revenue	72.6%	45.1%

Professional & engineering services revenue	17,935	18,720	(785)	(4.2)%
% of total revenue	27.4%	54.9%

Total revenue	$65,350	$34,085	$31,265	91.7%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue significantly increased for the year ended December 31, 2022, as compared to the same period in 2021, driven by increased imagery and analytics orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers. In May 2022, we were awarded a subscription contract to deliver advanced high frequency imagery services with an initial contract value of $85.8 million, over a five-year base period, with future year options that, if exercised in full, would increase the contract value to over $1.0 billion and increase the contract term up to ten years. This contract is expected to have a material impact to future revenue. In addition, we were awarded a multi-million dollar contract to provide on-demand satellite imagery and analytics for an international government, which significantly contributed to the increased revenue in the year ended December 31, 2022 compared to the same period in 2021. In addition, analytics revenue also increased primarily from the fulfillment of recently awarded firm-fixed price delivery orders for economic activity monitoring. Expansion of our constellation after placing seven satellites into orbit in 2021 and the growing capabilities of our constellation also contributed to meeting increased customer demand for imagery and analytics orders.
Professional and Engineering Services Revenue
Professional and engineering services revenue decreased slightly for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to fewer active contracts in 2022, partially offset by increases in the percentage completion of two engineering services contracts, driven by achievement of critical design milestones and delivery of major components of the contract requirements.

Costs and Expenses

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$14,462	$13,013	$1,449	11.1%
Professional & engineering service costs, excluding depreciation and amortization	21,365	21,735	(370)	(1.7)%
Total costs	$35,827	$34,748	$1,079	3.1%

Imagery and Software Analytical Service Costs
Imagery and software analytical service costs increased for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to increased data sourced from different sensors such as synthetic aperture radar, third-party service costs such as increased hosting costs due to increased data volumes and maintaining the growth of our satellite and ground stations networks, and third-party subcontractor costs to meet specific needs of new customer programs partially offset by lower stock-based compensation expense. We recorded $0.6 million of stock-based compensation expense during the year ended December 31, 2022 as compared to $1.8 million for the year ended December 31, 2021 primarily related to vesting of restricted stock units (“RSUs”) triggered by the completion of the Merger.
Professional and Engineering Service Costs
Professional and engineering service costs decreased slightly for the year ended December 31, 2022 as compared to the same period in 2021, primarily due to fewer active contracts in 2022, partially offset by an increase of $1.3 million in the estimate to complete on two contracts in 2022 as compared to the prior year. The estimation of total estimated costs to complete on long-term projects are subject to many variables and requires judgment and we may have future changes in estimates, which may have an impact on professional and engineering service costs and associated revenues.
Selling, General, and Administrative

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$18,131	$38,450	$(20,319)	(52.8)%
Salaries and benefit costs	36,517	27,323	9,194	33.6%
Development costs	826	1,419	(593)	(41.8)%
Professional fees	5,082	6,061	(979)	(16.2)%
Information technology, recruiting, and other administrative expenses	6,290	5,823	467	8.0%
Selling and marketing	5,553	3,817	1,736	45.5%
Rent expense	2,821	1,958	863	44.1%
Insurance	4,452	1,804	2,648	146.8%
Selling, general and administrative	$79,672	$86,655	$(6,983)	(8.1)%

Selling, general, and administrative expenses decreased during the year ended December 31, 2022 as compared to the same period in 2021. Stock-based compensation expense decreased approximately $20.3 million related to the cumulative vesting of RSUs triggered by the successful execution of the Merger in the third quarter of 2021. Salaries and payroll-related benefits increased due to headcount growth in sales, software engineers, and administrative functions. In addition, our public company insurance costs increased during the year ended December 31, 2022 as a result of increased time as a public company caused by the Merger in the third quarter of 2021 and selling and marketing increased due to more advertising, commissions, and trade show expenses.

The following is our forecast for total RSU expense as of December 31, 2022, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2023	$9,043
2024	4,384
2025	3,352
2026	1,200
$17,979
Research and Development

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Research and development	$739	$112	$627	559.8%

Research and development expense increased for the year ended December 31, 2022 as compared to the same period in 2021. The increase was driven by contracting third-party vendors who fulfill our strategic projects as research and development expense.

Depreciation and Amortization

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Depreciation of satellites	$33,053	$12,493	$20,560	164.6%
Depreciation of all other property and equipment	2,047	455	1,592	349.9%
Amortization	561	1,358	(797)	(58.7)%
Depreciation and amortization	$35,661	$14,306	$21,355	149.3%
Depreciation expense from satellites increased for the year ended December 31, 2022 as compared to 2021. The increase was driven by six satellites placed in service in the last quarter of 2021 and two satellites placed in service in the first half of 2022.
Depreciation expense from all other property and equipment increased for the year ended December 31, 2022 as compared to 2021, primarily driven by capitalization of software in 2022 and additional computer equipment that was placed into service.
Amortization expense decreased for the year ended December 31, 2022 as compared to 2021 primarily as a result of in-process research and development from a prior acquisition being fully amortized in 2021.

Satellite Impairment Loss
We recorded a satellite impairment loss for the year ended December 31, 2021 resulting from the loss of two of our satellites, which occurred on May 15, 2021 when a rocket carrying those satellites suffered a failure during flight. This resulted in an impairment loss of $18.4 million, the full carrying value of the satellites, recorded to earnings during the year ended December 31, 2021. The $18.4 million loss included satellite procurement, launch, shipping, launch support, and other associated costs. There were no satellite impairment losses in the year ended December 31, 2022.

Non-Operating Expenses

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Gain on debt extinguishment	$—	$4,059	$(4,059)	NM
Gain on derivatives	11,812	23,885	(12,073)	(50.5)%
Income on equity method investment	2,087	1,027	1,060	103.2%
Interest income	1,116	—	1,116	NM
Interest expense	(5,426)	(5,165)	(261)	(5.1)%
Other income (expense), net	2,081	(147,656)	149,737	101.4%
•NM – Fluctuation in terms of percentage change is not meaningful.

Gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities and measure at fair value are significantly driven by our common stock price; these instruments generated a gain during the year ended December 31, 2022.
During the year ended December 31, 2021, we recorded a gain on derivative liabilities primarily due to the change in our common stock price following the Merger.
Income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella.
Interest income
Interest income increased during the year ended December 31, 2022 as a result of our short-term investments purchased in 2022.
Interest expense
Interest expense was consistent year over year.
Other income (expense), net
For the year ended December 31, 2022, other income (expense), net primarily included $2.0 million of proceeds from an earnout payment from Spaceflight, Inc.
For the year ended December 31, 2021, we incurred an initial loss of $99.7 million upon issuances of the Bridge Notes and Bridge Notes Rights Offering executed in the first half of 2021 as the fair value of these notes and the accompanying Legacy BlackSky common shares and Class A common stock warrants that were granted to certain investors was in excess of the proceeds received.
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

Gain (loss) from discontinued operations, net of income taxes

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(dollars in thousands)
Gain (loss) from discontinued operations, net of income taxes	$707	$(1,650)	$2,357	142.8%
On June 12, 2020, we completed the sale of 100% of our interests in Spaceflight to M&Y Space for a final purchase price of $31.6 million. During the year ended December 31, 2021, we recorded a liability for a potential working capital adjustment primarily related to target accounts receivable amount in accordance with the sale.

During the year ended December 31, 2022, the Company received an indemnification claim notice regarding certain collection and tax payments related to the Share Purchase Agreement among BlackSky Holdings, Inc., Spaceflight, Inc., and M&Y Space Co., Ltd. The parties agreed to the framework for a global settlement of such indemnification claims, to include a settlement payment by the Company of $1.0 million and a holdback amount of $0.1 million subject to M&Y Space Co.’s ability to collect against certain receivables. As a result, we reduced our existing contingent liability by $707 thousand.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, realized loss on conversion of Bridge Notes, stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, satellite impairment loss, proceeds from an earnout payment, gain on debt extinguishment, (gain) loss from discontinued operations, net of income taxes, severance, income on equity method investment, transaction-related legal settlements, and transaction costs associated with equity instruments accounted for as derivative liabilities. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our Net loss to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(74,172)	$(245,643)
Interest income	(1,116)	—
Interest expense	5,426	5,165
Depreciation and amortization	35,661	14,306
Loss on issuance of Bridge Notes, including debt issuance costs expensed for debt carried at fair value	—	147,387
Stock-based compensation expense	20,025	42,571
Gain on derivatives	(11,812)	(23,885)
Satellite impairment loss	—	18,407
Proceeds from earn-out payment	(2,000)	—
(Gain) loss from discontinued operations, net of income taxes	(707)	1,650
Severance	1,196	—
Income on equity method investment	(2,087)	(1,027)
Forgiveness of non-trade receivables	106	—
Contingent legal liability	—	399
Transaction costs associated with derivative liabilities	—	291
Gain on debt extinguishment	—	(4,059)
Adjusted EBITDA	$(29,480)	$(44,438)
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

The table below reconciles our net cash used in operating activities to free cash flow for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(44,456)	$(53,872)
Purchase of property and equipment	(11,677)	(1,266)
Satellite procurement work in process	(32,385)	(62,643)
Free cash flow	$(88,518)	$(117,781)

Net cash used in investing activities	$(81,579)	$(63,614)
Net cash (used in) provided by financing activities	(5,053)	275,017

Liquidity and Capital Resources
As of December 31, 2022, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $34.2 million and $165.6 million as of December 31, 2022 and December 31, 2021, respectively, and our short-term investments totaled $38.0 million and $0 as of December 31, 2022 and December 31, 2021, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of December 31, 2022, we had an accumulated deficit of $545.1 million.
Our short-term liquidity as of December 31, 2022 was comprised of the following:

(in thousands)
Cash and cash equivalents	$34,181
Restricted cash(1)	2,835
Short-term investments(2)	37,982
$74,998
(1) We expect that $1.0 million of restricted cash will transfer to cash and cash equivalents by June 30, 2023.
(2) Short-term investments are included in cash flows from investing activities in the consolidated statements of cash flows.

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
On March 8, 2023, the Company completed the closing of a private placement where the Company issued 16,403,677 shares of the Company’s Class A common stock (the “Shares”) and warrants to purchase up to an additional 16,403,677 shares of Common Stock.
The purchase price of each Share and associated warrant was $1.79. The aggregate gross proceeds to the Company from the private placement were approximately $29.5 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the private placement for general corporate purposes, including working capital.
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bank, N.A., where depositors would have full access to their money beginning immediately. We believe that the impact to our operations, vendors and customers is immaterial to our liquidity.
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

Funding Requirements
While our expenses may continue to exceed our revenues in the near term due to investments we are making in sales, marketing and products to increase our market share, we expect this difference to decline as we progress to becoming operating cash flow positive. We expect to continue to incur capital expenditures as we procure and launch satellites to increase image collection capacity, as well as investing in our Gen-3 satellites and our Spectra AI platform to significantly expand our product capabilities in the future.

Short-term liquidity requirements
As of December 31, 2022, our current assets were approximately $88.5 million, consisting primarily of cash and cash equivalents, restricted cash, short-term investments, trade receivables, prepaid expenses and other current assets, and contract assets.
As of December 31, 2022, our current liabilities were approximately $26.9 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Spectra AI platform and internal infrastructure that will enable us to scale the business efficiently and securely. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and, or, the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		$
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(44,456)	$(53,872)	$9,416
Net cash used in investing activities(1)	(81,579)	(63,614)	(17,965)
Net cash (used in) provided by financing activities	(5,053)	275,017	(280,070)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(131,088)	157,531	(288,619)
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573	157,531
Cash, cash equivalents, and restricted cash – end of period(2)	$37,016	$168,104	$(131,088)
(1) Includes purchase of $50.3 million of short-term investments not categorized as cash
(2) $38.0 million of short-term investments are not classified as cash, cash equivalents, or restricted cash. Our short-term liquidity at December 31, 2022 was $75.0 million

Operating activities
For the year ended December 31, 2022, net cash used in operating activities was approximately $44.5 million. The contributor to the decrease in cash used during the year ended December 31, 2022 was the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, and other non-cash items in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The operating loss decrease in the year ended December 31, 2022 was primarily due to increased imagery and analytics revenue. This was partially offset by an increase in our unbilled contract assets.

Investing activities
We continue to have significant cash outflows for satellite procurement and launch related services. Cash paid for the procurement of satellites and other launch-related costs decreased in the year ended December 31, 2022 as compared to 2021. Satellite capital expenditures decreased year over year by optimizing cash spend to meet our short and long-term operational needs. In addition, we purchased $50.3 million of short-term investments in corporate debt and governmental securities, which was partially offset by $13.0 million of proceeds from the investments.

We also continue to incur labor costs for internally developed capitalized software as we add innovative new services and tools to our Spectra AI platform.

Financing activities
The most significant impact in the change in cash flows from financing activities in the year ended December 31, 2022 as compared to the year ended December 31, 2021 was related to the $244.9 million proceeds from the Merger, or recapitalization transaction, net of equity issuance costs, and the $58.6 million loan proceeds from the Bridge Notes, both of which occurred in the prior year.

Contractual Obligations and Commitments
As of December 31, 2022, we have a debt facility from related parties with an outstanding principal amount of $77.1 million and $1.2 million of accrued interest, which matures in October 2024. Please see Note 22 for further information on this facility. We have operational commitments for the next several years related to office leases and remote ground station service arrangements of $6.3 million and $1.5 million, respectively. Please see Note 24 for further information.
We have commitments for launch and integration services with a launch services provider. As of December 31, 2022, we have a commitment for one launch to include up to two satellites totaling an amount of $1.7 million with options for additional launches. The terms of the arrangement also allow for us to re-manifest the satellites if there are delays in excess of 365 days or other inexcusable delays occur with the provider. If re-manifest efforts fail, we can request a refund of all recoverable costs after 487 days from original launch date. The launch service provider invoices are based on time-based milestone payments from estimated launch dates. Payment terms are 15 days from invoice date. In addition, we entered into various other operational commitments for the next several years totaling $9.8 million as of December 31, 2022.

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
We primarily generate revenue from the sale of imagery, data, software, and analytics, as well as, professional and engineering services.
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
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.

Determination of and Allocation of Transaction Price
Each customer purchase order sets forth the transaction price for the products and services purchased under the arrangement. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. We may adjust the transaction price over time for any estimated constraints that become probable based on service level provisions within some of our customer purchase orders. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management typically uses the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service. We also sell standard products or services with observable standalone revenue transactions. In these situations, the observable standalone revenue transactions are used to determine the standalone selling price.
Determination of when Performance Obligations are Satisfied
Imagery revenue is recognized ratably over the subscription period or at the point in time the customer receives access to the imagery. Software analytical services revenue derived from data, software, and analytics is recognized from the rendering of analytical and monitoring services over time on a firm-fixed price, or at the point in time the customer receives access to an analytic product. Professional and engineering services revenue is generated from both time and materials basis contracts and firm-fixed price service solutions contracts and firm-fixed price long-term engineering and construction contracts. Due to the long-term nature of our engineering and construction contracts, we generally recognize revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires judgment. We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
As there was not a market for Legacy BlackSky equity, valuations of Legacy BlackSky equity instruments require the application of significant estimates, assumptions, and judgments. These valuations impact various amounts and accounting conclusions reflected in our consolidated financial statements, inclusive of the recognition of equity-based compensation, debt discounts when debt issuances were accompanied by the issuance of equity (e.g., warrants), and the evaluation of whether beneficial conversion features existed within our convertible financial instruments. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the preferred stock and common stock that comprised our capital structure prior to the Merger. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
Legacy BlackSky issued equity and equity-based awards under our 2021 Equity Incentive Plan (“2021 Plan”), 2014 stock incentive plan, and 2011 stock incentive plan. Awards issued include stock options, restricted stock awards (“RSAs”), and RSUs. Awards under these Plans were approved by the board of directors, and awards that have been canceled, forfeited, or expired are available for issuance in connection with our 2021 Plan.
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
Stock Option and Class A Common Stock Warrant Valuations
We use the Black-Scholes option-pricing model to value all options and Class A common stock warrants. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires the application of significant assumptions, such as the fair value of our Class A common stock, the estimated term of the options, risk-free interest rates, the expected volatility of the price of our Class A common stock, and an expected dividend yield. Each of these assumptions is subjective, requires significant judgement, and is based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation related to future awards may differ significantly, as compared with awards previously granted.
We have largely moved towards granting RSAs and RSUs to the bulk of our employees, for which the grant date fair value is equal to the trading price fair value of the Class A common stock on the date of grant. For stock options, which are primarily granted to certain management employees, we use the following inputs under Black-Scholes as follows:
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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants and Sponsor Shares as long-term liabilities in our consolidated balance sheets as of December 31, 2022 and December 31, 2021. Each liability was initially recorded at fair value on the date of the Merger. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain on derivatives on our consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the expected stock volatility includes both BlackSky’s Class A common stock and public warrant historical volatility as well as the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

Goodwill Impairment
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is tested annually for impairment as of October 1st, or more frequently if events or circumstances indicate the carrying value may be impaired. A significant amount of judgement is involved in determining if an indicator of impairment has occurred. Such indicators may include (a) a significant decline in our common stock value; (b) a significant decline in our expected future cash flows; (c) a significant adverse change in legal factors or the business climate; (d) unanticipated competition; or (e) slower growth rates. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We performed an annual qualitative goodwill assessment over the balance of goodwill we held related to the BlackSky reporting unit as of October 1, 2022. We also determined that no triggering events occurred during the year ended December 31, 2022 that would require a quantitative assessment. We determined that it is more likely than not that the fair value of the BlackSky reporting unit sufficiently exceeds its carrying value, including goodwill. Although we have a history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, as of the October 1, 2022 analysis, the fair value was greater than 34% in excess of the carrying value for BlackSky. As of December 31, 2022, we believe that the estimated fair values of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired.

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
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 on this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in our definitive proxy statement for our 2023 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 14 by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. and 2. Financial Statements and Financial Statement Schedules
The consolidated financial statements and financial statement schedules of BlackSky required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on Page F-1.
3. Exhibits
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	S-3	333-267889	4.1	October 14, 2022
4.2	Form of Indenture	S-3	333-267889	4.3	October 14, 2022
4.3	Specimen Warrant Certificate	S-1	333-234180	4.2	October 11, 2019
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.4	November 5, 2019
4.5	Description of Securities					X
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between Osprey Technology Acquisition Corp. and Osprey Sponsor II, LLC	8-K	001-39113	10.4	November 5, 2019
10.2+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.3+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.4+	BlackSky Technology Inc. Outside Director Compensation Policy					X
10.5+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.6	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.7	Sponsor Support Agreement, dated as of February 17, 2021	8-K	001-39113	10.3	February 22, 2021
10.8	Form of Stockholder Support Agreement	424(b)(3)	333-256103	Annex H	August 11, 2021
10.9	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.10	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.11+	Executive Employment Agreement for Brian O’Toole	S-4/A	333-256103	10.15	June 25, 2021
10.12+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.13+	Offer Letter from BlackSky Holdings Inc. to Johan Broekhuysen, dated August 18, 2021	8-K	001-39113	10.2	August 18, 2021
10.14+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.15+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.16+	Transition and Consulting Agreement from BlackSky Holdings Inc. to Brian Daum, dated August 18, 2021	8-K	001-39113	10.5	August 18, 2021
10.17	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021
10.18	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021
10.19	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.20	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.21	Palantir Subscription Agreement, dated as of September 13, 2021, by and between BlackSky Holdings, Inc. and Palantir Technologies, Inc.	8-K	001-39113	99.2	September 1, 2021
10.22	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K	001-39113	10.3	February 22, 2021
10.23	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	8-K	001-39113	10.5	September 15, 2021
10.24	BlackSky HQ Lease Agreement	S-1	333-260458	10.25	October 25, 2021
10.25+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A	8-K	001-39113	10.6	August 18, 2021
10.26+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.27+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.28+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.29+	2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.30+	Spaceflight, Inc. Amended and Restated 2011 Equity Incentive Plan Assumed by Spaceflight Industries and forms of agreements thereunder	S-8	333-261778	4.9	December 20, 2021
10.31+	Form of Restricted Stock Award Agreement	S-8	333-261778	4.6	December 20, 2021
10.32+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.33+	2022 Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.34+	Separation Agreement and Release, by and between Johan Broekhuysen and BlackSky Technology Inc., dated June 14, 2022	10-Q	001-39113	10.3	August 10, 2022
10.35+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.36†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.37	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.38	Form of Securities Purchase Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.1	March 9, 2023
10.39	Form of Registration Rights Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
16.1	Letter from Marcum LLP to the SEC, dated September 14, 2021	8-K	001-39113	16.1	September 15, 2021
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________
+    Indicates management contract or compensatory plan.
† Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
 * The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

ITEM 16A. SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2023	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Brian O’Toole, Henry Dubois, and Tracy Ward, and each one of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated on behalf of the registrant.

Signature	Title	Date
/s/ Brian E. O’Toole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 23, 2023
Brian O’Toole
/s/ Henry Dubois	Chief Financial Officer (Principal Financial Officer)	March 23, 2023
Henry Dubois
/s/ Tracy Ward	Vice President and Controller (Principal Accounting Officer)	March 23, 2023
Tracy Ward
/s/ Magid Abraham	Director	March 23, 2023
Magid Abraham
/s/ David DiDomenico	Director	March 23, 2023
David DiDomenico
/s/ Susan Gordon	Director	March 23, 2023
Susan Gordon
/s/ Timothy Harvey	Director	March 23, 2023
Timothy Harvey
/s/ William Porteous	Director	March 23, 2023
William Porteous
/s/ James Tolonen	Director	March 23, 2023
James Tolonen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BlackSky Technology Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BlackSky Technology Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP

McLean, VA
March 23, 2023
We have served as the Company's auditor since 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACKSKY TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,181	$165,586
Restricted cash	2,835	2,518
Short-term investments	37,982	—
Accounts receivable, net of allowance of $0 and $39, respectively	3,112	2,629
Prepaid expenses and other current assets	4,713	6,264
Contract assets	5,706	1,678
Total current assets	88,529	178,675
Property and equipment - net	71,584	70,551
Operating lease right of use assets - net	3,586	—
Goodwill	9,393	9,393
Investment in equity method investees	5,285	4,002
Intangible assets - net	1,918	2,480
Satellite procurement work in process	50,954	40,102
Other assets	2,841	560
Total assets	$234,090	$305,763
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,368	$10,837
Amounts payable to equity method investees	3,728	5,613
Contract liabilities - current	6,783	11,266
Other current liabilities	2,048	2,819
Total current liabilities	26,927	30,535
Liability for estimated contract losses	714	6,054
Long-term contract liabilities	109	568
Operating lease liabilities	3,132	—
Derivative liabilities	5,113	16,925
Long-term debt - net of current portion	76,219	71,408
Other liabilities	2	653
Total liabilities	112,216	126,143
Commitments and contingencies (Note 24)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 121,938 and 117,160 shares; outstanding, 119,508 shares and 114,452 shares as of December 31, 2022 and 2021, respectively.	12	11
Additional paid-in capital	666,973	650,518
Accumulated deficit	(545,111)	(470,909)
Total stockholders’ equity	121,874	179,620
Total liabilities and stockholders’ equity	$234,090	$305,763

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenue
Imagery & software analytical services	$47,415	$15,365
Professional & engineering services	17,935	18,720
Total revenue	65,350	34,085
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	14,462	13,013
Professional & engineering service costs, excluding depreciation and amortization	21,365	21,735
Selling, general and administrative	79,672	86,655
Research and development	739	112
Depreciation and amortization	35,661	14,306
Satellite impairment loss	—	18,407
Operating loss	(86,549)	(120,143)
Gain on debt extinguishment	—	4,059
Gain on derivatives	11,812	23,885
Income on equity method investment	2,087	1,027
Interest income	1,116	—
Interest expense	(5,426)	(5,165)
Other income (expense), net	2,081	(147,656)
Loss before income taxes	(74,879)	(243,993)
Income tax (expense) benefit	—	—
Loss from continuing operations	(74,879)	(243,993)
Discontinued operations:
Gain (loss) from discontinued operations	707	(1,650)
Income tax (expense) benefit	—	—
Gain (loss) from discontinued operations, net of income taxes	707	(1,650)
Net loss	(74,172)	(245,643)
Other comprehensive income	—	—
Total comprehensive loss	$(74,172)	$(245,643)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(0.64)	$(3.37)
Gain (loss) from discontinued operations, net of income taxes	0.01	(0.02)
Net loss per share of common stock	$(0.63)	$(3.39)

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Year Ended December 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$(470,909)	$179,620
Stock-based compensation	—	—	21,477	—	21,477
Issuance of common stock upon exercise of stock options	709	—	47	—	47
Issuance of common stock upon vesting of restricted stock awards	200	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	6,728	1	—	—	1
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(2,566)	—	(5,069)	—	(5,069)
Repurchase and retirement of common stock	(15)	—	—	(30)	(30)
Net loss	—	—	—	(74,172)	(74,172)
Balance as of December 31, 2022	119,508	$12	$666,973	$(545,111)	$121,874

	Year Ended December 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021, as adjusted	34,692	$3	$191,168	$(223,984)	$(32,813)
Stock-based compensation	—	—	42,582	—	42,582
Issuance of common stock due to Bridge Notes	20,343	2	106,351	—	106,353
Issuance of common stock upon exercise of stock options	1,044	—	130	—	130
Issuance of common stock upon exercise of warrants, inclusive of preferred stock warrants exercised then converted to common stock in connection with the merger	3,251	—	2,289	—	2,289
Issuance of common stock upon vesting of restricted stock awards	546	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	111	—	—	—	—
Conversion of bridge notes and accrued interest into common stock	7,736	1	77,096	—	77,097
Exercise of warrants in connection with merger	11,187	1	38,328	—	38,329
Issuance of sponsor earn-out shares	—	—	(17,659)	—	(17,659)
Reverse recapitalization, net (Note 4)	34,584	4	202,195	(1,282)	200,917
Issuance of common stock upon settlement of promissory notes	958	—	8,038	—	8,038
Net loss	—	—	—	(245,643)	(245,643)
Balance as of December 31, 2021	114,452	$11	$650,518	$(470,909)	$179,620

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(74,172)	$(245,643)
Gain (loss) from discontinued operations, net of income taxes	707	(1,650)
Loss from continuing operations	(74,879)	(243,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	35,661	14,306
Operating lease right of use assets amortization	1,640	—
Gain on debt extinguishment	—	(4,059)
Bad debt (recovery) expense	(22)	58
Stock-based compensation expense	20,025	42,571
Loss on issuance of 2021 convertible Bridge Notes	—	99,669
Issuance costs for derivative liabilities and debt carried at fair value	—	48,009
Amortization of debt discount and issuance costs	1,805	1,807
Income on equity method investment	(2,087)	(1,027)
Loss on disposal of property and equipment	—	24
Gain on derivatives	(11,812)	(23,885)
Satellite impairment loss	—	18,407
Interest income	(656)	—
Other, net	106	—
Changes in operating assets and liabilities:
Accounts receivable	(461)	216
Contract assets - current and long-term	(5,996)	2,118
Prepaid expenses and other current assets	1,413	(5,207)
Other assets	(12)	(309)
Accounts payable and accrued liabilities	(74)	2,543
Other current liabilities	(1,180)	(2,680)
Contract liabilities - current and long-term	(4,942)	(5,262)
Liability for estimated contract losses	(5,340)	(198)
Other liabilities	2,355	3,020
Net cash used in operating activities	(44,456)	(53,872)
Cash flows from investing activities:
Purchase of property and equipment	(11,677)	(1,266)
Satellite procurement work in process	(32,385)	(62,643)
Purchase of short-term investments	(50,343)	—
Proceeds from maturities of short-term investments	13,000	—
Purchase of domain name	—	(7)
Proceeds from equity method investment	804	302
Cash flows used in investing activities - continuing operations	(80,601)	(63,614)
Cash flows used in investing activities - discontinued operations	(978)	—
Net cash used in investing activities	(81,579)	(63,614)
Cash flows from financing activities:
Proceeds from recapitalization transaction, net of payment of equity issuance costs	—	244,880
Payments of transaction costs related to Sponsor Shares	—	(291)
Proceeds from issuance of debt	—	58,573
Proceeds from options exercised	47	130
Proceeds from warrants exercised	—	163
Capital lease payments	—	(2)
Debt payments	—	(22,198)
Payments for deferred offering costs	(31)	—
Payments for debt issuance costs	—	(6,238)
Withholding tax payments on vesting of restricted stock units	(5,069)	—
Net cash (used in) provided by financing activities	(5,053)	275,017
Net (decrease) increase in cash, cash equivalents, and restricted cash	(131,088)	157,531
Cash, cash equivalents, and restricted cash – beginning of year	168,104	10,573
Cash, cash equivalents, and restricted cash – end of period	$37,016	$168,104
See notes to consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021

Cash and cash equivalents	$34,181	$165,586
Restricted cash	2,835	2,518
Total cash, cash equivalents, and restricted cash	$37,016	$168,104

	Years Ended December 31,
	2022	2021
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$378
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$6,455	$5,222
Capitalized stock-based compensation	1,470	11
Capitalized interest for property and equipment placed into service	220	620
Accretion of short-term investments' discounts and premiums	640	—
Repurchase and retirement of common stock	30	—
Equity issuance costs accrued but not paid	491	—
Issuance of common stock due to Bridge Notes, net of issuance costs	—	106,353
Issuance of common stock warrants due to Bridge Notes	—	18,800
Issuance of common stock upon settlement of promissory notes	—	8,038
Net exercise of common stock warrants	—	210
Net exercise of common stock warrants in connection with merger	—	1,324
Conversion of Bridge Notes	—	77,097
Net exercise of Bridge Note warrants	—	38,329
Contingent liability for working capital adjustment and use taxes to M&Y Space Co. Ltd	—	1,650
Increase of debt principal for paid-in-kind interest	3,006	2,889
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
As of December 31, 2022, BlackSky had 14 satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns less than 20%, as equity method investments (Note 7).
The Company made two disclosures related to 2021 that were previously undisclosed. The first relates to a supplemental cash flow disclosure on the paid-in-kind interest on a loan. The second relates to payments made to Thales Alenia Space in the FN 22 – Related Party Transactions. The Company believes both disclosures are immaterial to the 2021 consolidated financial statements.

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
Effective January 1, 2022, the Company reorganized its captions on the consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the year ended December 31, 2021, the amounts presented to reflect the impact of the reorganization have been recasted. This resulted in a $9.7 million reclassification between imagery & software analytical services revenue and professional & engineering services revenue and an $8.5 million reclassification between imagery & software analytical service costs, excluding depreciation and amortization and professional & engineering service costs, excluding depreciation and amortization in the Company's consolidated statements of operations and comprehensive loss.
Effective January 1, 2022, we adopted Accounting Standards Codification (ASC) Topic 842, "Leases" ("ASC 842") (Note 3). The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-K.
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

Accounts Receivable - net
Accounts receivable are customer obligations due to the Company under normal trade terms. The majority of the Company's sales are with U.S. federal government and agencies, which limits uncollectible accounts receivable. The Company performs continuing credit evaluations on each customer’s financial condition and reviews accounts receivable on a periodic basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an accounts receivable balance have failed, the accounts receivable balance is written off against the allowance for doubtful accounts. The Company assessed all existing accounts receivable and recorded an allowance for doubtful accounts of $0 and $39 thousand as of December 31, 2022 and 2021, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses are advance payments made in the ordinary course of business and are amortized on a straight-line basis over the period of benefit. Other current assets consist primarily of non-trade receivables.

Investments
In May 2022, we began investing a portion of our cash and cash equivalents in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. Our investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of December 31, 2022 and 2021, the Company’s short-term investments had a carrying value of $38.0 million and $0, respectively, which represents amortized cost, and an aggregate fair value of $37.9 million and $0, respectively. The gross unrecognized holding losses as of December 31, 2022 and 2021 was $134 thousand and $0, respectively; there were not any gross unrecognized holding gains as of December 31, 2022 or 2021.

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated useful life of the related asset to its residual value.
The estimated useful lives are as follows:

Estimated useful lives-years
Satellites	3
Computer equipment and software	3
Site and other equipment	2 - 5
Office furniture and fixtures	5
Leasehold improvements	shorter of useful life or remaining lease term
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

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2033. We determine whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease at contract inception.
The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the consolidated balance sheets.
ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. For leases where the rate is not determinable, the Company determines the incremental borrowing rate. We do not recognize a ROU asset and a lease liability for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. Many of the Company’s lease agreements contain incentives for tenant improvements. For tenant improvement incentives received, if the incentive is determined to be a leasehold improvement owned by the lessee, the Company generally records the incentives as a reduction to the ROU asset, which reduces rent expense over the lease term. For these lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use. Finance leases are not material to our consolidated financial statements and the Company is not a lessor in any material arrangements. We do not have any material restrictions or covenants in our lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

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

Revenue Recognition
The Company generates revenue from the sale of imagery and software analytical services and professional and engineering services. Imagery and software analytical services revenue includes imagery, data, software, and analytics. This revenue is recognized from services rendered under non-cancellable subscription order agreements or variable not-to-exceed purchase orders. Professional and engineering services revenue is generated from both time and materials basis contracts and firm fixed price service solutions contracts and firm fixed price long-term engineering and construction contracts.
The Company generates revenue primarily through contracts with government agencies. Some of the fixed price contracts include multiple promises, which are generally separated as distinct performance obligations. The Company allocates the transaction price to each performance obligation based on the relative standalone selling prices using observable sales transactions where applicable.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of December 31, 2022.

Imagery & Software Analytical Services Revenue
Imagery
Imagery services include imagery delivered from the Company’s satellites in orbit via our Spectra AI platform and in limited cases directly uploaded to certain customers. Customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery revenue is recognized ratably over the subscription period or at the point in time the customer receives access to the imagery.

Data, Software, and Analytics
The Company leverages proprietary AI and ML algorithms to analyze data coming from both the Company’s proprietary sensor network and third-party space and terrestrial sources to provide hard-to-get data, insights, and analytics for customers. The Company continues to integrate and enhance its offerings by performing contract development, while retaining the intellectual property rights. The Company also offers services related to object, change and anomaly detection, site monitoring, and enhanced analytics, through which the Company can detect key pattern of life changes in critical locations such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain information.
Our analytics services are also offered on a subscription or consumption basis and provide customers with access to our site monitoring, event monitoring and global data services. Software analytical services revenue derived from data, software, and analytics is recognized from the rendering of analytical and monitoring services over time on a firm fixed price, or at the point in time the customer receives access to an analytic product.

Professional and Engineering Services Revenue
The Company provides technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company uses system engineers to support customer efforts to manage mass quantities of data. For firm fixed price professional service contracts, the Company recognizes revenue using total estimated costs to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation’s EAC includes all direct costs such as labor, materials, subcontract costs and overhead. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on contracts, as and when known. For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

The Company also develops and delivers advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts. The Company generally recognizes revenue over time using the cost-to-cost method to measure progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the EAC. The estimation of total estimated costs at completion is subject to many variables and requires judgment. The Company recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the year ended December 31, 2022, the Company recognized $2.3 million of unfavorable cumulative adjustments to revenue directly from estimated cost increases on two professional and engineering services contracts (Note 6). All, or a portion, of this cumulative adjustment will be recognized in future revenue as the percentage of completion increases over time. During the year ended December 31, 2021, the Company recognized a $4.6 million unfavorable impact to revenue attributable to changes in estimates for two professional and engineering services contracts. During the year ended December 31, 2022, there was no revenue recognized from performance obligations satisfied in previous period~~s~~.

Imagery and Software Analytical Service and Professional and Engineering Service Costs
Imagery and software analytical service costs primarily include internal labor to support the ground station network and space operations, third-party data and imagery, and cloud computing and hosting services. The Company recognizes stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization. For those employees who provide these services to support customer-based programs, the stock-based compensation expense is classified under imagery and software analytical services costs.

Professional and engineering service costs primarily include the cost of internal labor for design and engineering in support of long-term development contracts for launch vehicle, satellite, and payload systems, as well as subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. In addition, we also recognize internal labor costs and external subcontract labor costs for our customer-centric software service solutions. We recognize stock-based compensation expense for those employees who provide professional and engineering services support to customers, under professional and engineering service costs, excluding depreciation and amortization.

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

Advertising Costs
Advertising costs are expenses associated with promoting the Company’s services and products. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, advertising costs were $1.3 million and $1.1 million, respectively.

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
The Company measures deferred tax assets based on the amount that the Company believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including reversals of existing taxable temporary differences, tax-planning strategies, and historical results of recent operations. In evaluating the objective evidence that historical results provide, the Company considers three trailing years of cumulative operating income or loss. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2022 and 2021. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future.
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

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards ("RSAs") and grants restricted stock units ("RSUs") to certain employees, for which the grant date fair value is equal to the trading price fair value of the Class A common stock on the date of grant. In order to determine the fair value of its Class A common stock on the date of grant and prior to the Merger, Legacy BlackSky historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted options in the year ended December 31, 2022. The Company uses the following inputs when applying the Black-Scholes option pricing model:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. The Company currently has no plans to pay dividends on its Class A common stock.
Expected Volatility. The Company does not have enough historical share price history; therefore, the expected volatility was estimated based upon the historical share price volatility of guideline comparable companies.
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

Common Stock Repurchases and Retirements
The Company may repurchase common stock from employees or former employees and recognizes any excess of the repurchase price over the fair value of the instruments repurchased as additional compensation cost. Further, when that same common stock is retired, the excess is charged entirely to retained earnings. During the year ended December 31, 2022, the Company repurchased and retired 14,603 shares of common stock. The Company recorded $30 thousand to retained earnings in the consolidated balance sheets as of December 31, 2022 and $18 thousand to stock-based compensation as part of selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

Sponsor Shares
Osprey pre-Merger class B common shares were exchanged for the Company’s class A common shares upon the consummation of the merger (“Sponsor Shares”). The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2022. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Transaction Costs
Transaction costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs related directly to the Reverse Recapitalization. As a reverse recapitalization transaction between a private operating company and a public shell company that had cash on its balance sheet and that was accounted for as the issuance of equity by Legacy BlackSky for the cash of the shell company, the transaction costs incurred by Legacy BlackSky were permitted to be charged directly to equity. Upon the closing of the Merger, $19.2 million of transaction costs that had been incurred by Legacy BlackSky, inclusive of amounts that previously had been capitalized as other assets prior to the closing of the Merger, were recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity (deficit) and consolidated balance sheets, and as a reduction to proceeds from the transaction in the consolidated statements of cash flows. The transaction costs of $0.3 million related to the Sponsor Shares were expensed.

Deferred Offering Costs
Offering costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs that are directly related to the Company’s future equity offering(s) and will be charged to additional paid in capital upon the completion of the applicable future transaction. During the year ended December 31, 2022 the Company incurred offering costs of $0.5 million, which are included in other assets in the Company's consolidated balance sheets as of December 31, 2022; there were no deferred offering costs capitalized as of December 31, 2021.

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
Effective January 1, 2022, the Company adopted ASC 842. The amendments in this update required the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The Company adopted ASC 842 using the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-K. Upon adoption, the Company recognized operating lease ROU assets of $3.6 million, current operating lease liabilities of $530 thousand and long-term operating lease liabilities of $3.1 million, respectively in its consolidated balance sheets. There were no material impacts to the consolidated statements of operations and comprehensive loss or consolidated statements of cash flows.

Effective January 1, 2022, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”. The amendments in this update are intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU was applied on a prospective basis. There were no material impacts to the consolidated financial statements upon adoption.

Accounting Standards Recently Issued But Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this update are primarily for entities holding financial assets and net investment leases measured under an incurred loss impairment methodology. A new methodology must be adopted to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which would include losses on trade accounts receivable. This ASU requires modified retrospective application. The guidance is effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods therein. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. The Company will adopt this guidance as of January 1, 2023 and we do not expect this guidance will materially impact the Company.

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
•21.4 million shares of Osprey class A common stock were redeemed by Osprey pre-Merger public shareholders. The price paid in excess of the pro-rata portion of additional paid-in capital was recorded in accumulated deficit in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity (deficit) as of and for the year ended December 31, 2021.
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

5. Revenue
Disaggregation of Revenue
The Company earns revenue through the sale of imagery and software analytical services and professional and engineering services. The Company’s management primarily disaggregates revenue as follows: (i) imagery; (ii) data, software and analytics; and (iii) professional and engineering services. This disaggregation allows the Company to evaluate market trends in certain imagery and software analytical services and professional and engineering services. These offerings currently have both recurring and non-recurring price attributes, particularly the professional and engineering services offerings.

The following table disaggregates revenue by type for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
Imagery	$34,242	$8,648
Data, software and analytics	13,173	6,717
Engineering services	9,372	9,039
Professional services	8,563	9,681
Total revenue	$65,350	$34,085
The approximate revenue based on geographic location of customers is as follows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
North America	$54,052	$29,557
Middle East	3,459	2,661
Asia	6,246	1,300
Other	1,593	567
Total revenue	$65,350	$34,085
Revenue from significant customers for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
U.S. federal government and agencies	$53,186	$29,382
International governments	11,375	4,102
Commercial and other	789	601
Total revenue	$65,350	$34,085
As of December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
U.S. federal government and agencies	$2,540	$2,576
International government	261	76
Commercial and other	311	16
Allowance for doubtful accounts	—	(39)
Total accounts receivable	$3,112	$2,629
Backlog
Backlog represents the future sales we expect to recognize on firm orders received by the Company and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of December 31, 2022, the Company had $259.4 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to our backlog, of which a portion is recorded in deferred revenue in the consolidated balance sheets, of $63.0 million, $28.5 million, and $167.9 million in the fiscal year 2023, 2024, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
Contract assets - current
Unbilled revenue	$5,706	$788
Contract assets	—	890
Total contract assets - current	$5,706	$1,678

Contract assets - long-term
Unbilled revenue - long-term	$1,287	$—
Contract assets - long-term	681	—
Total contract assets - long-term(1)	$1,968	$—

Contract liabilities - current
Deferred revenue - short-term	$6,783	$11,082
Other contract liabilities - short-term	—	184
Total contract liabilities - current	$6,783	$11,266

Deferred revenue - long-term	—	568
Other contract liabilities - long-term	109	—
Total contract liabilities - long-term	$109	$568
(1) Total contract assets - long term is included in other assets in the consolidated balance sheets.
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

Changes in short-term and long-term contract assets and contract liabilities for the year ended December 31, 2022 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2022	$1,678	$11,834
Billings or revenue recognized that was included in the beginning balance	(788)	(10,576)
Changes in contract assets or contract liabilities, net of reclassification to receivables	6,992	2,317
Cumulative catch-up adjustment arising from changes in estimates to complete	—	2,778
Cumulative catch-up adjustment arising from contract modification	—	614
Changes in costs to fulfill and amortization of commission costs	(208)	—
Changes in contract commission costs	—	(75)
Balance on December 31, 2022	$7,674	$6,892

7. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the years ended December 31, 2022 or 2021; the Company received distributions of $0.8 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company remitted $28.0 million and $19.3 million, respectively, of payments to LeoStella for satellite manufacturing and satellite software development.
LeoStella's revenue from related parties was $26.1 million and $46.2 million for the years ended December 31, 2022 and 2021, respectively. The Company had differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $2.6 million and $2.9 million as of December 31, 2022 and 2021, respectively. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.
X-Bow
In 2017, the Company entered into a stock subscription and technology transfer agreement with X-Bow, whereby the Company assigned and transferred certain intellectual property rights owned by the Company to X-Bow in exchange for 13.5 million shares of X-Bow, a strategic investment in a space technology company specializing in additive manufacturing of solid rocket motors. As of December 31, 2022, the Company's interest in X-Bow was less than 20%.

The following tables present summarized financial information for the Company’s equity method investments as of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022 and 2021.

	December 31,	December 31,
Summarized balance sheets	2022	2021
	(in thousands)
Current assets	$61,473	$60,652
Non-current assets	10,308	5,798
Total assets	$71,781	$66,450

Current liabilities	$35,695	$39,612
Noncurrent liabilities	2,642	706
Total liabilities	$38,337	$40,318

	Years Ended December 31,
Summarized statements of operations	2022	2021
	(in thousands)
Revenue	$41,668	$61,802
Net (loss) income	(6,000)	6,540
Current assets of the Company’s equity method investees primarily consisted of cash of $30.5 million and $25.8 million as of December 31, 2022 and 2021, respectively. Total liabilities of the Company’s equity method investees primarily consisted of customer advances of $29.2 million and $35.2 million as of December 31, 2022 and 2021, respectively.

8. Discontinued Operations
On June 12, 2020, the Company completed the sale of 100% of its equity interests in Spaceflight to M&Y Space. Under a transition services agreement that ended in March 2022, the Company provided post-closing transition services to Spaceflight, including, but not limited to, the sublease of the Company’s office facility in Seattle, Washington and common area maintenance fees related to the sublease.
Settlement Arrangement for the Sale of Spaceflight
On March 30, 2021, the Company settled certain disputes with respect to the purchase price in the total amount of $6.8 million, which was accrued as a liability as of December 31, 2020. The Company paid the settlement amount in two tranches—(i) $2.0 million on April 1, 2021 and (ii) the remaining $4.8 million was triggered at the closing of the Merger. In April 2021, the Company also terminated a launch arrangement with Spaceflight and, as agreed upon by the parties, offset the amount due to M&Y Space with a contractual refund of $3.9 million, of which the net amount of $819 thousand was settled for cash in September 2021. As a result, the Company recorded a reduction to the accrued liability and a reduction to satellite procurement in the consolidated balance sheet as of December 31, 2021.
On February 9, 2022, the Company received an indemnification claim notice regarding certain collection and tax payments related to the Share Purchase Agreement dated as of January 31, 2020 among BlackSky Holdings, Inc., Spaceflight, and M&Y Space. On October 21, 2022, the parties agreed to the framework for a global settlement of such indemnification claims, to include a settlement payment by the Company of $1.0 million and a holdback amount of $0.1 million subject to M&Y Space Co.’s ability to collect against certain receivables. As a result, we reduced our existing contingent liability by $0.7 million, which was recorded as a gain from discontinued operations in the year ended December 31, 2022.

The following summarizes the components of the gain (loss) from discontinued operations, net of income taxes, that the Company has reported in the consolidated statements of operations and comprehensive loss. The Company recognized an unfavorable working capital adjustment of $1.7 million during the year ended December 31, 2021 primarily related to a potential shortfall in accounts receivable in the closing balance sheet delivered to M&Y Space.

	Years Ended December 31,
	2022	2021
	(in thousands)
Major classes of line items constituting loss from discontinued operations:
Revenue - launch services	$—	$—
Total operating costs and expenses	—	—
Operating loss	—	—
Loss from discontinued operations, before income taxes	—	—
Gain (loss) on disposal of discontinued operations	707	(1,650)
Total gain (loss) from discontinued operations, net of income taxes	707	(1,650)

9. Property and Equipment - net
The following summarizes property and equipment - net as of:

	December 31,	December 31,
	2022	2021
	(in thousands)
Satellites	$116,219	$93,709
Software	8,503	—
Software development in process	2,942	—
Computer equipment	1,996	1,372
Office furniture and fixtures	674	744
Other equipment	631	682
Site equipment	2,558	1,504
Total	133,523	98,011
Less: accumulated depreciation	(61,939)	(27,460)
Property and equipment — net	$71,584	$70,551
Depreciation of property and equipment from continuing operations was $35.1 million and $12.9 million for the years ended December 31, 2022 and 2021, respectively.
The Company disposed of property and equipment, which consisted of site equipment, furniture and ground station equipment of $0.6 million and $2.9 million, during the years ended December 31, 2022 and 2021, respectively, for a loss of $0 and $24 thousand for the years ended December 31, 2022 and 2021, respectively.
On May 15, 2021, a rocket carrying two of the Company's satellites suffered a failure during flight, resulting in the loss of both satellites. This resulted in the total carrying value of $18.4 million being impaired in the second quarter of 2021. The $18.4 million includes satellite procurement, launch, shipping, launch support and other associated costs. There was no impairment for the year ended December 31, 2022.

10. Goodwill and Intangible Assets

Goodwill
The Company performed an annual qualitative goodwill assessment of the goodwill held related to the BlackSky reporting unit as of October 1, 2022. The Company determined that no triggering events occurred that would require the Company to quantitatively test goodwill for impairment during the year ended December 31, 2022. As of December 31, 2022, the Company believes that the estimated fair values of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired. To the extent this reporting unit realizes actual operating results in the future below forecasted results, or realizes decreases in forecasted results as compared to previous forecasts or, in the event the estimated fair value of the reporting unit decreases (as a result, among other things, of changes in market capitalization, including further declines in the stock price), the Company may incur goodwill impairment charges in the future. Goodwill was as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Gross carrying amount	$9,393	$9,393
Accumulated impairment losses	—	—
Net carrying value of goodwill	$9,393	$9,393

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Gross carrying amount	$6,530	$6,530
Accumulated amortization	(4,612)	(4,050)
Net carrying amount (1)	$1,918	$2,480
(1) For the years ended December 31, 2022 and 2021, the net carrying amount of intangible assets was made up entirely of customer relationships.

For the years ended December 31, 2022 and 2021, amortization expense related to intangible assets was $0.6 million and $1.4 million, respectively. These amounts were included in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it will have the following amortization expense for the future periods indicated below:

For the years ending December 31:	(in thousands)
2023	$561
2024	561
2025	561
2026	235
Total	$1,918

11. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Accounts payable	$2,421	$1,723
Accrued payroll	6,127	4,089
Accrued professional services, legal, and other general and administrative	3,040	2,043
Accrued cost of goods sold and other expenses	2,780	2,982
Total accounts payable and accrued liabilities	$14,368	$10,837

12. Other Current Liabilities
The components of other current liabilities were as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Other current liabilities	$256	$324
Accrued interest	1,176	—
Current portion of capital lease	—	49
Operating lease right-of-use liabilities	530	—
Contingent liability	86	761
Working capital liability	—	1,685
Total other current liabilities	$2,048	$2,819

13. Employee Benefit Plan
The Company has a 401(k) savings plan. Eligible employees may voluntarily contribute a percentage of their compensation to their 401(k) account. The Company provides a 401(k) employer match of 50% of the first 6% of the employee’s salary contribution. The benefit vests over a five-year period beginning 90 days after the employee’s date of hire. For the years ended December 31, 2022 and 2021, the 401(k) employer match expense was $0.9 million and $0.6 million, respectively, for continuing operations.

14. Income Taxes
The Company's consolidated effective income tax rate from continuing operations for the years ended December 31, 2022 and 2021 was 0.0%. The Company's provision for income taxes from continuing operations for the years ended December 31, 2022 and 2021 is as follows:

Years Ended December 31,
	2022	2021
(in thousands)
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—

Deferred:
Federal	—	—
State	—	—
Total deferred	$—	$—

Total provision for income taxes	$—	$—
The Company’s operations are domestically located and therefore, the Company is not subject to tax in foreign jurisdictions. Income tax (benefit) expense differed from the amount computed by applying the federal statutory income tax rate of 21% to loss before income taxes due to the following items for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
Tax benefit at federal statutory rate	$(15,725)	$(51,673)
Non-deductible compensation	(1,092)	4,431
State tax, net of federal benefit	(3,227)	(3,296)
Valuation allowance	18,834	25,631
Shortfall of stock compensation deduction	3,190	—
Non-deductible interest	—	21,715
Non-taxable warrants	(2,481)	(5,016)
Uncertain tax position	—	8,449
Other	501	(241)
Income tax (expense) benefit	$—	$—
The income tax (expense) benefit as of December 31, 2022 and 2021 was $0. The tax benefits associated with losses generated by the consolidated group have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than-not that the losses will be utilized.

Deferred tax assets and liabilities as of December 31, 2022 and 2021, consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$54,892	$45,181
Sec. 163(j) carryforward	7,741	6,414
Accruals and reserves	1,613	2,359
Deferred revenue	271	778
Capital loss carryforward	3,919	3,689
Section 174 - research expenditures	6,238	—
Other deferred tax assets	6,385	3,631
Total deferred tax assets	81,059	62,052
Valuation allowance	(80,137)	(61,460)
Total net deferred tax assets	922	592
Deferred tax liabilities
Basis difference in intangibles	(468)	(588)
Other deferred tax liabilities	(454)	(4)
Total deferred tax liabilities	(922)	(592)

Net deferred tax liabilities	$—	$—
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
Below is a summary of the Company's estimated loss and tax credit carryforwards. In the year ended December 31, 2022, the Company performed a historic ownership change analysis and concluded that $1.5 million of federal net operating loss carryforward pre-tax attributes were subject to limitations, as defined by the Internal Revenue Code Sections 382 and 383.

	Tax Effected	Expiration
	(in thousands)
Federal net operating loss (“NOL”) carryforward	$7,966	2033-2036
Federal NOL carryforward	45,122	Indefinite
Federal capital loss carryforward	3,919	2025
State NOL carryforwards	1,804	2037-2042
At December 31, 2022 and 2021 the Company had $252.8 million and $213.9 million of net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. U.S. federal tax NOL carryforwards generated prior to 2018 of $37.9 million will expire, if unused, between 2033-2036. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2022, the Company had $214.9 million of NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of its taxable income annually.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. Tax years 2014-2021 remain open for examination.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2022	2021
	(in thousands)
Unrecognized tax benefits - January 1	$8,443	$—
Gross increase - tax positions in current period	—	8,443
Gross increase - tax positions in prior period	563	—
Unrecognized tax benefits - December 31	$9,006	$8,443
The majority of the unrecognized tax benefits as of the year ended December 31, 2022 is from the valuation of guaranteed incentives shares issued for SVB guarantors. The balance of unrecognized tax benefits as of December 31, 2022 and 2021, if recognized, would not affect our effective tax rate and would result in adjustments to other tax accounts, primarily deferred tax assets and the net operating loss carry forward.

15. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	December 31,	December 31,
	2022	2021
	(in thousands)
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	77,132	74,126
Total long-term debt	77,132	74,126
Unamortized debt issuance cost	(913)	(2,718)
Outstanding balance	$76,219	$71,408
The outstanding debt was solely comprised of loans from related parties with effective interest rates of 7.41% to 8.00% and a maturity date of October 31, 2024.
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2023	—
2024	77,132
Total outstanding	$77,132
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
In connection with the Merger, all of the Company’s issued and outstanding Bridge Notes were converted into Legacy BlackSky class A common stock at a conversion price of 80% of the deemed value of a single Legacy BlackSky class A common share and, immediately thereafter, those Legacy BlackSky class A common shares were exchanged for Osprey class A common shares based on the class A common stock exchange ratio. As of December 31, 2022 and 2021, the Company had no convertible Bridge Notes outstanding.
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

Loans from Related Parties
After the Merger, the Company’s primary debt (and its sole secured debt) consists of its amended and restated loan and security agreement dated October 31, 2019, as amended or modified from time to time, with Intelsat Jackson Holdings SA (“Intelsat”) and Seahawk SPV Investment LLC (“Seahawk”). Interest accrues on the amounts outstanding under this facility at a fixed rate of 9% until October 31, 2023 and 10% from November 1, 2023 to the maturity date of October 31, 2024. Interest is payable in cash semi-annually in arrears commencing on May 1, 2023. This facility is secured by substantially all of the Company’s assets, is guaranteed by the Company’s subsidiaries, and contains customary covenants and events of default. There are no covenants tied to financial metrics.
Fair Value of Debt
The estimated fair value of all of the Company’s outstanding long-term debt was $73.2 million and $76.1 million as of December 31, 2022 and December 31, 2021, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.
Compliance with Debt Covenants
As of December 31, 2022, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of December 31, 2022.

16. Equity Warrants Classified as Derivative Liabilities

Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying consolidated statements of operations and comprehensive loss (Note 23). In the year ended December 31, 2022, the Company's derivative liabilities were made up of only the equity warrants and the Sponsor Shares. In the year ended December 31, 2021, the Company's derivative liabilities included warrants, Consent Fees from the Bridge Notes (see Note 15), and Legacy BlackSky preferred stock warrants.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at December 31, 2022:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain in value for the year ended December 31, 2022	Fair Value at December 31, 2022
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$6,600	$2,097
Private Placement Warrants	4,163	$11.50	$18.00	9/9/2026	Liability	1,623	874
Private Placement Warrants	4,163	$20.00	$18.00	9/9/2026	Liability	541	458
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s consolidated balance sheets.

17. Other (Expense) Income

	Years Ended December 31,
	2022	2021
	(in thousands)
Loss on issuance of Bridge Notes tranche one	$—	$(84,291)
Loss on issuance of Bridge Notes tranche two	—	(12,185)
Loss on issuance of Bridge Notes Rights Offering	—	(3,193)
Debt issuance costs expensed for debt carried at fair value	—	(47,718)
Transaction costs associated with derivative liabilities	—	(291)
Proceeds from earn-out payment	2,000	—
Other	81	22
	$2,081	$(147,656)
In the year ended December 31, 2022, performance on an earn-out condition within the Share Purchase Agreement dated as of January 31, 2020 among BlackSky Holdings, Inc., Spaceflight, and M&Y Space was met and thus, the Company received payment of $2.0 million.
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

18. Stockholders’ Equity

Class A Common Stock
As of December 31, 2022, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of December 31, 2022 consisted of 121.9 million and 119.5 million shares of Class A common stock, respectively. The par value of each share of the class A common stock is $0.0001 per share.

The Company had reserved shares of Class A common stock for issuance in connection with the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
Common stock warrants (exercisable for class A common stock) treated as equity	1,770	1,770
Stock options outstanding	8,641	5,022
Restricted stock units outstanding	7,854	10,959
Public Warrants (exercisable for class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	8,325
Shares available for future grant	135,645	140,951
Total class A common stock reserved	178,048	182,840
The Company has approximately 2.4 million Sponsor Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock, and therefore are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of December 31, 2022 and December 31, 2021, the Company's derivative liabilities in the consolidated balance sheets included Sponsor Shares of $1.7 million and $4.7 million, respectively. The Company recorded a $3.0 million gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 related to the fair value adjustments of these Sponsor Shares. The Sponsor Shares have the following provisions:

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

Forfeiture Provision	If, within the seven year period, the Sponsor Shares have not met the Release provisions, the Sponsor Shares will automatically forfeit and be cancelled.

19. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Years Ended December 31,
	2022	2021
	(in thousands except per share information)
Loss from continuing operations	$(74,879)	$(243,993)
Gain (loss) from discontinued operations	707	(1,650)
Net loss available to common stockholders	$(74,172)	$(245,643)

Basic and diluted net loss per share - continuing operations	$(0.64)	$(3.37)
Basic and diluted net gain (loss) per share - discontinued operations	0.01	(0.02)
Basic and diluted net loss per share	$(0.63)	$(3.39)

Shares used in the computation of basic and diluted net loss per share	117,821	72,462
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
	(in thousands)
Restricted class A common stock	57	335
Common Stock warrants	1,770	1,770
Stock options	8,641	5,022
Restricted stock units	7,854	10,959
Public Warrants (exercisable for class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for class A common stock) treated as liability	8,325	8,325
Sponsor Shares	2,372	2,372

20. Stock-Based Compensation
The Company adopted two equity incentive plans in prior years. Legacy BlackSky issued equity and equity-based awards under its 2014 stock incentive plan (the “2014 Plan”) and 2011 stock incentive plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Plans”), which are now administered by the Company’s board of directors. The Plans are no longer active; however, outstanding awards granted under these Plans will not be affected. Both Plans allowed the board of directors to grant stock options, designated as incentive or nonqualified, and stock awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of December 31, 2022, the Company had 41 thousand and 1.4 million options outstanding, respectively, under the 2011 and 2014 Plans.

The stock-based compensation expense attributable to continuing operations is included in the consolidated statements of operations and comprehensive loss as indicated in the table below. Effective January 1, 2022, the Company reorganized its captions on the consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the year ended December 31, 2021, the amounts presented to reflect the impact of the reorganization have been recasted. This resulted in a $2.3 million reclassification of stock compensation expense between imagery & software analytical service costs, excluding depreciation and amortization and professional & engineering service costs, excluding depreciation and amortization in the Company's consolidated statements of operations and comprehensive loss.

	Years Ended December 31,
	2022	2021
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$553	$1,824
Professional & engineering service costs, excluding depreciation and amortization	1,341	2,297
Selling, general and administrative	18,131	38,450
Total stock-based compensation expense	$20,025	$42,571
The stock-based compensation expense recorded for the RSUs during the year ended December 31, 2021 included a cumulative adjustment for service completed from the grant date to the close of the Merger as the result of a vested performance condition. Additionally, the Company recorded stock-based compensation related to capitalized internal labor for software development activities of $1.5 million and $11 thousand during the years ended December 31, 2022 and 2021, respectively. These amounts are included in property, plant, and equipment - net in the consolidated balance sheets.

Stock Options
Following the Merger, the outstanding stock options issued under the 2011 Plan and the 2014 Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of class A common stock equal to the number of shares of Legacy BlackSky class A common stock, as adjusted for the common stock exchange ratio, subject to the same terms and conditions as were applicable to such Legacy BlackSky stock option (each an “Assumed Company Stock Option”). The exercise price per share of each Assumed Company Stock Option was equal to the quotient obtained by dividing the exercise price per share applicable to such Legacy BlackSky stock option by the common stock exchange ratio.
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. A summary of the weighted-average assumptions used by the Company is presented below:

	Years Ended December 31,
	2022	2021
Fair value per common share	$2.06 - $2.15	$5.40
Weighted-average risk-free interest rate	3.20% - 4.72%	1.44%
Volatility	33.90% - 41.10%	33.40%
Expected term (in years)	7.63	8.00
Dividend rate	0%	0%
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
A summary of the Company’s stock option activity under the Plans during the year ended December 31, 2022 is presented below:

	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - January 1, 2022	5,022	$4.49
Granted	5,305	2.14
Exercised	(709)	0.07
Forfeited	(977)	7.21
Outstanding - December 31, 2022	8,641	3.10	8.68	$1,868
Exercisable - December 31, 2022	1,898	2.73	6.15	1,333
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1.8 million and $7.1 million, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $1.2 million and $0.9 million, respectively.
As of December 31, 2022, there was $6.6 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Awards
During the year ended December 31, 2020, the Company granted RSAs, which vest based upon the individual award agreements and generally vest over a three to four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. The Company intends to settle the RSAs in stock, and the Company has the shares available to do so.
A summary of the Company’s nonvested RSA activity during the year ended December 31, 2022 is presented below:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	335	$0.01
Vested	(200)	0.01
Canceled	(78)	0.01
Nonvested - December 31, 2022	57	0.01
The Company has not granted any RSAs since 2020.
As of December 31, 2022, there was $1 thousand of total unrecognized compensation cost related to nonvested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 1.7 years. The total grant date fair value of shares vested during the year ended December 31, 2022 was $2 thousand.

Restricted Stock Units
The Company granted an aggregate of 4.6 million RSUs to certain employees and service providers during the year ended December 31, 2022 under the 2021 Plan. The general vesting provisions are that 25% will vest on the one-year anniversary of the vesting commencement date and 75% will vest ratably over twelve consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs. During March 2022, 155 thousand RSUs were granted with a different vesting schedule, whereby 50% will vest annually on the anniversary of the vesting commencement date and during September 2022, 419 thousand RSUs were granted whereby 100% of such RSUs will vest at the earlier of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting following the grant date.
A summary of the Company’s nonvested RSU activity during the year ended December 31, 2022 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2022	10,959	$6.77
Granted	4,558	2.06
Vested	(6,728)	6.92
Canceled	(935)	5.36
Nonvested - December 31, 2022	7,854	4.08
A significant portion of the pre-Merger RSU grants vested in accordance with the vesting schedule of 180 days subsequent to the Merger. During the year ended December 31, 2022, 2.6 million of the vested RSUs were withheld to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $5.1 million. Unrecognized compensation costs related to nonvested restricted stock units totaled $18.0 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 2.5 years.

21. Leases
Total Lease Cost
As described in Note 3, effective January 1, 2022, we adopted ASC 842 using the optional transition method. We did not recast the prior period consolidated financial statements and all prior period amounts and disclosures are presented under ASC Topic 840, "Leases".
The components of rent expense, which are included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss, were as follows:

Year Ended December 31, 2022
(in thousands)
Operating lease expense	$1,861
Variable lease expense	960
Short-term lease expense	127
Sublease income	(127)
Total rent expense	$2,821

Supplemental Balance Sheet Information
Supplemental operating lease balance sheet information consists of the following:

As of December 31, 2022
(in thousands)
Operating lease right of use assets - net	$3,586

Other current liabilities	530
Operating lease liabilities	3,132
Total operating lease liabilities	$3,662
Other Supplemental Information
Other supplemental operating lease information consists of the following for the year ended December 31, 2022:

Operating cash flows for operating leases (in thousands)	$1,771
ROU assets obtained in exchange for new lease liabilities (in thousands)	$5,225
Weighted average remaining lease term (in years)	9.36
Weighted average discount rate	10.95%

22. Related Party Transactions
A summary of the Company’s related party transactions during the year ended December 31, 2022 is presented below:

			Amount Due to Related Party as of
			December 31,	December 31,
			2022	2021
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$20,787	$19,977
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	56,345	54,149

					Amount Due to Related Party as of
			Total Payments in the year ended December 31,		December 31,	December 31,
	Nature of Relationship		2022	2021	2022	2021
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture	Design, development and manufacture of multiple satellites.	$28,042	$19,257	$3,728	$8,381
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of December 31, 2022, the Company had a less than 20% investment in X-Bow and had one Board seat. As described in Note 7, the Company has engaged X-Bow to develop a rocket for the Company.	900	1,865	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	583	809	—	83
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	11,388	6,050	693	—
In January 2023, the Company finalized a settlement agreement with LeoStella whereby the Company agreed to pay certain outstanding invoices of $1.4 million and LeoStella agreed to purchase certain customer satellite equipment from the Company for $1.0 million. The net amount due from the Company of $0.4 million was paid to LeoStella in February 2023. As a result of the agreement, as of December 31, 2022, the Company accrued for the proceeds from the sale of the equipment as a reduction in the amounts owed to LeoStella and reduced professional & engineering service costs, excluding depreciation and amortization for the year ended December 31, 2022.
Interest on the term loan facility is accrued and compounded annually. No significant interest payments were made in the years ended December 31, 2022 or 2021. The Company had interest due to related parties of $1.2 million, included in other current liabilities as of December 31, 2022, and $0.5 million included in other liabilities as of December 31, 2021. In February 2021, in connection with the Bridge Notes, the Company agreed to pay Consent Fees of $2.5 million to Intelsat and Seahawk, which were settled for cash at the closing of the Merger (Note 15).
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

23. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

December 31, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,097	$—	$—
Private Placement Warrants	—	—	1,332
Sponsor Shares	—	—	1,684
	$2,097	$—	$3,016

December 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$8,697	$—	$—
Private Placement Warrants	—	—	3,496
Sponsor Shares	—	—	4,732
	$8,697	$—	$8,228
The carrying values of the following financial instruments approximated their fair values as of December 31, 2022 and December 31, 2021 based on their maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, leases payable and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the years ended December 31, 2022 or 2021.
Changes in the fair value of the Level 3 liabilities during the year ended December 31, 2021 of $3.4 million included the Bridge Notes, Private Placement Warrants, Sponsor Shares, Class A common stock warrants, Legacy BlackSky preferred stock warrants, and Consent Fees. The following is a summary of changes in the fair value of the Level 3 liabilities during the year ended December 31, 2022:

	Sponsor Shares	Private Placement Warrants
	(in thousands)
Balance, January 1, 2022	$4,732	$3,496
Gain from changes in fair value	(3,048)	(2,164)
Balance, December 31, 2022	$1,684	$1,332

24. Commitments and Contingencies

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2033. Future minimum lease payments under non-cancellable office leases as of December 31, 2022 are as follows:

(in thousands)
For the years ending December 31,
2023	$604
2024	889
2025	475
2026	489
2027	504
Thereafter	3,303
Total lease payments	6,264
Less: imputed interest	(2,602)
Present value of lease liabilities	$3,662
As of December 31, 2022, the Company has approximately $149 thousand of commitments for an office space lease that has not yet commenced. The lease commenced in January 2023 with a lease term of 4 years.

Ground Station Services
The Company has purchase commitments for ground station services to be performed by third-parties subsequent to December 31, 2022. Future purchase commitments under non-cancellable ground station service contracts as of December 31, 2022 are as follows:

(in thousands)
For the years ending December 31,
2023	$619
2024	443
2025	298
2026	125
$1,485

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
The Company has continued correspondence with the applicable authorities in an effort toward identifying a taxpayer-favorable resolution of the potential liabilities. As a result of this correspondence, the Company has updated its liability including interest and penalties based on its best estimate as of December 31, 2022.
The following table summarizes the estimated indirect tax liability activity during the year ended December 31, 2022:

(in thousands)
Balance, January 1, 2022	$737
Payments	(504)
Adjustment to Expense	(146)
Balance, December 31, 2022	$87
The Company continues to analyze the additional obligations it may have, if any, and it will adjust the liability accordingly.

Other Commitments
The Company has a commitment for launch and integration services with a launch services provider. As of December 31, 2022, the Company had a commitment for one launch, to include up to two satellites at a future estimated launch date for $1.7 million. The terms of the arrangement also allow the Company to remanifest the satellites if significant delays in excess of 365 days or other inexcusable delays occur with the provider. Subsequent to remanifest efforts four months after the 365 days, the Company can request a refund of all recoverable costs. Payment terms are 15 days from invoice date.
In addition, we have various other operational commitments for the next several years totaling $9.8 million as of December 31, 2022.

25. Concentrations, Risks, and Uncertainties
The Company maintains all cash and cash equivalents with one financial institution. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash deposits.
For the years ended December 31, 2022 and 2021, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $27.3 million and $15.4 million, respectively. Accounts receivable related to these customers as of December 31, 2022 and 2021 was $0 and $1.3 million, respectively.
Revenue from the U.S. federal government and agencies was $53.2 million and $29.4 million for the years ended December 31, 2022 and 2021, respectively. Accounts receivable related to U.S. federal government and agencies was $2.5 million and $2.6 million as of December 31, 2022 and 2021, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of December 31, 2022 and 2021, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible account.

26. Subsequent Events
On March 8, 2023, the Company completed the closing of a private placement whereby the Company issued 16,403,677 shares of the Company’s Class A common stock and warrants to purchase up to an additional 16,403,677 shares of Common Stock.
The purchase price of each share and associated warrant was $1.79. The aggregate gross proceeds to the Company from the private placement were approximately $29.5 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the private placement for general corporate purposes, including working capital.
The warrants have an exercise price of $2.20 per share of common stock, and are exercisable beginning on September 8, 2023 until September 8, 2028. The warrants issued in the private placement provide that a holder of warrants will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that each holder may increase or decrease the beneficial ownership limitation by giving notice to the Company; but not to any percentage in excess of 9.99%.