Form 10-K/A
period 2022-12-31
BlackSky Technology Inc.
filed 2023-03-31
CIK 1753539

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
(Address of principal executive offices, including zip code)

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

As of March 30, 2023, there were 139,256,081 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
BlackSky Technology Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2023 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

ii

Part III

Item 10.        Directors, Executive Officers and Corporate Governance
Our Directors
Our business and affairs are managed under the direction of our board of directors (the “Board”). Our Board currently consists of seven directors, five of whom are independent under the listing standards of the New York Stock Exchange, or the NYSE.
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
The following table sets forth the names, ages as of March 1, 2023 and certain information for each of our directors. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Class	Age	Position(s)	Director of Osprey Technology Acquisition Corp.	Director of BlackSky	Current Term Expires
Magid Abraham(2) (3)	I	64	Director	—	September 2021 - Present	2025
David DiDomenico	I	52	Director	July 2019 - September 2021	September 2021 - Present	2025
Susan Gordon(3)	II	64	Director	—	September 2021 - Present	2023
Timothy Harvey(1) (2)	II	66	Director	—	September 2021 - Present	2023
Brian O'Toole	III	59	Director	—	September 2021 - Present	2024
William Porteous(1) (2)	II	50	Director, Chair	—	September 2021 - Present	2023
James Tolonen(1) (3)	III	73	Director	—	September 2021 - Present	2024

(1)    Member of the audit committee
(2)     Member of the compensation committee
(3)     Member of the nominating and corporate governance committee

Dr. Magid Abraham has served on our Board since September 2021. Dr. Abraham is founder and CEO of Neurawell Therapeutics, a pharmaceutical company developing mental health treatments. He was founding CEO of comScore for 14 years, which he took public in 2007, focusing on innovation and industry leadership. He was founder and CEO of Paragren Technologies, producing CRM systems. He was president of IRI, a major international research company, which he led through sustained growth and innovation. He became a Visiting Scholar at Stanford in 2016, where he taught for 3 years at the Graduate School of Business. He serves on a number of commercial and institutional boards.

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

Dr. Abraham was selected to serve as a member of our Board due to his significant executive experience and expertise on market research, consumer modeling and information systems.

David DiDomenico has served on our Board since September 2021 and served on the board of directors of Osprey Technology Acquisition Corp. (“Osprey”) from July 2019 until the closing of the business combination (the “merger”) between Osprey and BlackSky Holdings, Inc. (“Legacy BlackSky”). Mr. DiDomenico has been a Partner of JANA Partners, an investment advisor based in New York City, since 2010. Mr. DiDomenico previously served as Osprey's Chief Executive Officer and President from June 2019 until the closing of the merger. He previously served as a Co-Portfolio Manager of JANA’s hedge fund strategies. Prior to joining JANA Partners LLC in 2010, Mr. DiDomenico was a Managing Director of New Mountain Capital and the Portfolio Manager of the New Mountain Vantage Fund (2005-2010). He was previously an Associate Portfolio Manager at Neuberger Berman (2002-2005). From 1999-2002, Mr. DiDomenico was a member of the Acquisitions Team at Starwood Capital Group where he focused on corporate and real estate transactions. From 1998-1999, he was an Analyst at Tiger Management. From October 2019-June 2021, Mr. DiDomenico served on the board of directors of KAR Auction Services, Inc. (NYSE: KAR), a provider of car auction services in North America and the United Kingdom. He holds an MBA from the Stanford University Graduate School of Business and an AB from Harvard College.

Mr. DiDomenico was selected to serve as a member of our Board due to his experience investing in and analyzing technology and technology-related companies for over 20 years, which we believe provides us with access to his extensive and unique expertise in fundamental business analysis, as well as given his broad professional relationships with technologists and investors.

Hon. Susan Gordon has served on our Board since September 2021. The Honorable Susan Gordon is a highly respected intelligence professional, visionary leader, and trusted strategic advisor on a broad spectrum of complex issues, including cybersecurity, emerging and disruptive technologies, artificial intelligence, and information operations. Ms. Gordon is the former principal deputy director of national intelligence, the nation’s highest-ranking career intelligence officer. In that capacity, Ms. Gordon managed the operations of the intelligence community and was a key advisor to the President and National Security Council. Prior to her role as principal deputy director of national intelligence, Ms. Gordon served as deputy director of the National Geospatial-Intelligence Agency (NGA). In this position, she provided leadership to the agency and managed the National System of Geospatial Intelligence. Prior to the NGA, she served 27 years at the Central Intelligence Agency (CIA). At the CIA, Ms. Gordon rose to senior executive positions in each of the Agency’s four directorates: operations, analysis, science and technology, and support. Over the course of her career, Ms.

Gordon led the establishment of In-Q-Tel, the CIA’s venture arm, and ultimately became the Director’s senior advisor on cyber issues.

Ms. Gordon is the founder and principal of GordonVentures, LLC, a technology, strategy and risk consultancy and currently serves as a consultant and advisor on technology and global risk. Among other endeavors, she is a member of the board of directors of CACI, SecurityScorecard, OneWeb Technologies, and Freedom Consulting. Ms. Gordon also serves as a Trustee of the Mitre Corporation and is the Vice Chairperson of the National Intelligence University Foundation. Ms. Gordon previously served on the board of directors of Avantus Federal (2020 – 2022). She also serves on several technology advisory boards and consults with Microsoft Corporation. Ms. Gordon is a fellow at Duke and Harvard Universities and she continues to support Defense Department and Intelligence Community study activities. She holds a Bachelor of Science degree in zoology (biomechanics) from Duke University.

Ms. Gordon was selected to serve as a member of our Board due to her expertise and experience with an exemplary history of leadership in the intelligence community.

Timothy Harvey has served on our Board since September 2021. Mr. Harvey has been the Executive Chairman of VTS, Inc., a leasing and asset management platform, since April 2017. Prior to that, from December 2014 to April 2017, he served as President of Commercial Solutions at BAE Systems Plc (“BAE”), a leading global defense, aerospace and security company. Mr. Harvey joined BAE as a result of BAE’s December 2014 acquisition of SilverSky, a provider of security software and managed services, where he served as CEO and was responsible for the growth and sale of the business to BAE. Mr. Harvey currently serves on the boards of OpenWeb, a social engagement platform, NoFraud, an all-in-one fraud prevention solution, Electric, an information technology company that helps businesses manage their IT security, and Keyfactor, a provider of secure digital identity management solutions. Mr. Harvey graduated with a degree in Finance from the University of Florida and served four years as an officer in the United States Marine Corps.

Mr. Harvey was selected to serve as a member of our Board due to his successful track record of leading market growth coupled with his extensive service on the boards of companies of similar size and scale as BlackSky.

Brian O’Toole has served as President, Chief Executive Officer and a member of our Board since September 2021. Mr. O’Toole became Legacy BlackSky’s President in November 2018 and also assumed chief executive officer duties for BlackSky Global in January 2019 and served in both capacities through the closing of the merger. Prior to serving as Legacy BlackSky’s President, Mr. O’Toole served as its Chief Technology Officer from June 2016 to November 2018. In addition, Mr. O’Toole served as a member of Legacy BlackSky’s board of directors from January 2019 through the closing of the merger. Mr. O’Toole founded and served as the Chief Executive Officer of OpenWhere, Inc., a startup delivering global scale geospatial intelligence solutions to public and private sector customers, from July 2013 to June 2016, when the Company acquired OpenWhere, Inc. Prior to that, Mr. O’Toole served as the Chief Technology Officer of GeoEye Inc. from August 2008 to June 2013 where he led strategic efforts for developing and expanding technology, products, and solutions in geospatial intelligence and location-based services. Mr. O’Toole’s earlier roles include serving as the Vice President of Product Development at Overwatch Systems, founding and serving as the President of ITspatial, and serving as Technical Director and Systems Engineer at GE

Aerospace for nine years. Mr. O’Toole received a B.S. in Computer Science from Clarkson University and a M.S. in Computer Engineering from Syracuse University.

Mr. O’Toole was selected to serve as a member of our Board due to his experience and the operational insight he brings as our Chief Executive Officer and President and director on Legacy BlackSky’s board and due to his extensive experience building and growing companies in the geospatial intelligence industry.

Will Porteous has served on our Board since September 2021 and served on Legacy BlackSky’s board of directors from February 2015, and specifically as Chairman of Legacy BlackSky’s board of directors from December 2018, until the closing of the merger. Mr. Porteous is a General Partner with RRE Ventures and also serves as RRE Ventures’ Chief Operating Officer. During his 20-year career as an investor, Mr. Porteous has served on the boards of more than 20 companies. In addition to serving on our board, Mr. Porteous also currently serves as a director of Nanit, Paperless Post, Pattern, Pilot Fiber, Spire, Ursa Space Systems, and Wave. From 2010 to 2021, Mr. Porteous also served as a director of Buzzfeed. Mr. Porteous is also Chairman of the Dockery Farms Foundation, which he founded. From 2003 to 2018, Mr. Porteous served as an Adjunct Professor at Columbia Business School where he taught a course on venture capital. Mr. Porteous holds an M.B.A. from Harvard University, an M.S. from the London School of Economics, and a B.A. with Honors from Stanford University.

Mr. Porteous was selected to serve as a member of our Board due to his experience at RRE Ventures and his extensive service on the boards of other technology companies.

James Tolonen has served on our Board since September 2021. Mr. Tolonen served as the Senior Group Vice President and Chief Financial Officer of Business Objects, S.A., an enterprise software solutions provider, where he was responsible for its finance and administration commencing in January 2003 until its acquisition by SAP AG in January 2008. He remained with SAP AG until September 2008. Mr. Tolonen served as the Chief Financial Officer and Chief Operating Officer and a member of the board of directors of IGN Entertainment Inc., an Internet media and service provider, from October 1999 to December 2002. He served as President and Chief Financial Officer of Cybermedia, a PC user security and performance software provider, from April 1998 to September 1998, where he also served as a member of the board of directors from August 1996 to September 1998. Mr. Tolonen served as Chief Financial Officer of Novell, Inc., an enterprise software provider, from June 1989 to April 1998.

Mr. Tolonen previously served on the boards of directors and audit committees of MobileIron, Inc. (2014—2020), Imperva, Inc., (2012—2019), Blue Coat Systems, Inc. (2008—2012), and Taleo Corporation (2010—2012). Mr. Tolonen also previously served on the board of directors of New Relic, Inc. and as the chair of the audit committee and a member of the compensation committee (2016—2022). Mr. Tolonen holds a B.S. in Mechanical Engineering and an M.B.A. from the University of Michigan. Mr. Tolonen is also a Certified Public Accountant, inactive, in the State of California.

Mr. Tolonen was selected to serve as a member of our Board due to his background in accounting, his extensive experience as chief financial officer for a number of publicly-held companies, including at several software companies, as well as his involvement on numerous public company audit committees.

Our Executive Officers

The following table sets forth certain information about our executive officers as of March 1, 2023. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Brian O'Toole	59	Chief Executive Officer, President and Director
Henry Dubois	61	Chief Financial Officer
Christiana Lin	53	General Counsel and Chief Administrative Officer

Brian O’Toole. Please see “Our Directors” above for biographical information about Mr. O’Toole.

Henry Dubois has served as our Chief Financial Officer since June 2022. Prior to serving as Chief Financial Officer, Mr. Dubois served as our Chief Development Officer from September 2021 to June 2022 and as Legacy BlackSky’s Chief Development Officer from August 2021 through the closing of the merger after having served as an advisor to Legacy BlackSky’s CEO and board of directors since September 2018. Before joining us, from February 2009 to August 2021, Mr. Dubois was managing director at HED Consulting, a consulting firm that specializes in planning and implementing viable, sustainable household energy interventions, where he advised companies, including Legacy BlackSky, on strategic initiatives, operating improvements and financial activities. From April 2013 to May 2018 Mr. Dubois also served as Chief Executive Officer and President of Hooper Holmes Inc., a national provider of biometric screenings and comprehensive health and wellness programs, leading its turn-around by refocusing its business lines to high growth opportunities in the healthcare industry, shedding under-performing business lines and adding new capabilities through acquisitions. In August 2018, after Mr. Dubois’ tenure as the Chief Executive Officer of Hooper Holmes, the company filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 18-23302). Pursuant to a plan of liquidation filed by Hooper Holmes and its subsidiaries, the Hooper Holmes Liquidating Trust was formed to administer the final liquidation of the company's assets and a trustee was appointed to dissolve the company. Mr. Dubois also has experience serving as an executive at two geospatial companies and he brings proven experience in growth strategies, deal sourcing and integration. For instance, from February 2005 to December 2012, Mr. Dubois served as CFO and an executive advisor at GeoEye, a commercial satellite imagery company, where he helped grow revenues from $30 to $350 million. Similarly, at DigitalGlobe, a vendor of space imagery and geospatial content and operator of civilian remote sensing spacecraft, Mr. Dubois held several executive positions including President, Chief Financial Officer and Chief Operating Officer. Mr. Dubois was also Chief Executive Officer of an Asian telecom company, PT Centralindo Panca Sakti. He brings extensive domestic and international experience leading telecom and satellite imaging companies through periods of growth, merger and acquisition activity. Mr. Dubois previously served on the board of directors of Endurance Acquisition Corporation (2021—2022). Mr. Dubois received a Masters of Management, Finance, Marketing and Accounting at Northwestern University’s Kellogg School of Management as well as a B.A. in Mathematics at College of the Holy Cross.

Christiana Lin has served as our General Counsel and Chief Administrative Officer since February 2022, and prior to that, as our General Counsel and Corporate Secretary since the closing of the merger in September 2021. Ms. Lin also served as Legacy BlackSky’s General Counsel and Corporate Secretary from August 2021 through the closing of the merger. Ms. Lin brings over two decades of experience working with business, government and legal teams during growth and innovation cycles. Before joining us, from July 2018 to August 2021, Ms. Lin served as General Counsel and Chief Privacy and Administrative Officer at Rakuten Marketing, a digital advertising and data company, where she helped restructure legacy business lines to increase profitability and built the foundation for accelerating the growth of emerging businesses. Previous to that, from May 2017 to August 2021, Ms. Lin served as Venture Partner at NextGen Partner Ventures, a venture capital firm, as a partner with Outside GC, serving as virtual general counsel to startup technology companies. From February 2001 to February 2017, Ms. Lin served as Executive Vice President, General Counsel, Chief Privacy Officer and Corporate Secretary at comScore, a pioneer in media measurement and analytics. While at comScore, Ms. Lin helped grow the business from an early-stage start-up to a $450 million-dollar public market capitalization company with teams across Europe, APAC and the Americas. Ms. Lin received a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.

Code of Business Conduct

Our Board adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer. Our code of business conduct is a “code of ethics” within the meaning of Item 406(b) of Regulation S-K.
The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://ir.blacksky.com/governance/governance-documents. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.
Role of Our Board of Directors in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our Board, as a whole and assisted by its committees, has responsibility for the oversight of risk management. Our board reviews strategic and operational risk in the context of discussions, question and answer sessions, and reports from the management team at each regular board meeting, receives reports on all significant committee activities at each regular board meeting, and evaluates the risks inherent in significant transactions.

Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. Our audit committee is responsible for overseeing the management of risks associated with our financial reporting, accounting and auditing matters, our compensation committee oversees the management of risks associated with our compensation policies and programs, and our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines.

Our Board believes its current leadership structure supports the risk oversight function of the Board.

Committees of the Board of Directors

Our Board has established the following standing committees of the board: audit committee; compensation committee; and nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below.

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

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board in overseeing and monitoring (i) the quality and integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, (iv) the performance of our internal audit function and (v) the performance of our independent registered public accounting firm.

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

Our Board adopted a written charter for the audit committee, which is available on our website. During 2022, our audit committee held 10 meetings.

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

The purpose of the compensation committee is to assist our Board in discharging its responsibilities relating to (i) setting our compensation program and compensation of our executive officers and directors, (ii) monitoring our incentive and equity-based compensation plans and (iii) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our Board adopted a written charter for the compensation committee, which is available on our website. During 2022, our compensation committee held 11 meetings.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Abraham, Ms. Gordon and Mr. Tolonen. Dr. Abraham serves as chairperson of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in: (i) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (ii) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (iii) identifying members of the Board qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (iv) reviewing and recommending to the Board corporate governance principles applicable to us, (v) overseeing the evaluation of the Board and (vi) handling such other matters that are specifically delegated to the committee by the Board from time to time.

Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our website. During 2022, our nominating and corporate governance committee held four meetings.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers that serves as a member of our Board or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2022, all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that one Form 4 was inadvertently filed late on June 15, 2022 on behalf of Henry Dubois, our Chief Financial Officer in connection with a grant of RSUs and options on June 10, 2022.

Item 11.        Executive Compensation

Our named executive officers for the year ended December 31, 2022, consisting of our principal executive officer, our next two most highly compensated executive officers other than our principal executive officer, and our former executive officer who would have constituted one of the next two most highly compensated executive officers had he remained an executive officer through the end of our 2022 fiscal year, were:
•Brian O’Toole, President and Chief Executive Officer;
•Henry Dubois, Chief Financial Officer;
•Christiana Lin, General Counsel and Chief Administrative Officer; and
•Johan Broekhuysen, former Chief Financial Officer.
Summary Compensation Table
The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2022, and December 31, 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Option Awards ($)(4)	Stock Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Brian O’Toole President and Chief Executive Officer	2022	465,000		646,350	857,116	936,998	1,727	2,907,191
	2021	408,125	520,000	290,444		17,128,801	9,298	18,356,668
Henry Dubois(6) Chief Financial Officer	2022	400,000		484,273	1,076,976	1,336,102	6,211	3,303,562
	2021	603,522	250,000	111,290	663,110	2,285,640	400	3,913,962
Christiana Lin(7) General Counsel and Chief Administrative Officer	2022	375,000		246,000	686,060	750,000	5,431	2,062,491
Johan Broekhuysen(8) Former Chief Financial Officer	2022	254,052					710,105	964,157
	2021	141,701		142,823	1,326,221	2,371,388	1,618	3,983,751
________________________
(1)For Mr. Broekhuysen, the 2022 amount includes amounts for accrued but unused personal time off earned in 2022 that were paid to Mr. Broekhuysen in connection with his separation from the Company on August 11, 2022. For Mr. Dubois, the 2021 amount includes salary received as a consultant to the Company prior to becoming an executive officer.
(2)Consists of bonus payments paid in connection with the closing of the merger.
(3)For 2022, the amounts reported represent the amounts paid or to be paid under our Executive Incentive Compensation Plan in 2023. See “2022 Executive Bonus Program” below.
(4)Amounts represent the aggregate grant date fair value of the awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The actual value that a named executive officer will realize on each award will depend on the price per share of our common stock at the time shares underlying the awards are sold. Accordingly, these amounts do not necessarily correspond with the actual value recognized or that may be recognized by our named executive officers. The valuation assumptions used in determining such amounts are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(5)For Mr. O’Toole, (i) the 2022 amount reflects $560 in mobile phone and data allowances and $1,167 in employer 401(k) plan contributions and (ii) the 2021 amount reflects $7,380 in expense reimbursement for legal fees in connection with negotiating his employment agreement, $980 in mobile phone and data allowances, and $938 in employer 401(k) plan contributions. For Mr. Dubois, (i) the 2022 amount reflects $400 in mobile phone and data allowances and $5,811 in employer 401(k) plan contributions and (ii) the 2021 amount reflects $400 in mobile phone and data allowances. For Ms. Lin, the 2022 amount reflects $1,200 in mobile phone and data allowances and $4,231 in employer 401(k) plan contributions. For Mr. Broekhuysen, (i) the 2022 amount reflects $700 in mobile phone and data allowances, $4,405 in employer 401(k) plan contributions, $385,000, which equals one year of base salary pursuant to the terms of the Separation Agreement and Release, by and between Johan Broekhuysen and the Company, dated June 14, 2022 (the “Separation Agreement”) and $320,000 for a 2022 prorated target bonus pursuant to the terms of the Separation Agreement and (ii) the 2021 amount reflects $400 in mobile phone and data allowances and $1,218 in employer 401(k) plan contributions.
(6)Mr. Dubois was appointed Chief Financial Officer on June 10, 2022.
(7)Ms. Lin was not a named executive officer in 2021.
(8)Mr. Broekhuysen joined the Company in 2021. Mr. Broekhuysen departed the Company in 2022. In connection with his separation from the Company in August 2022, Mr. Broekhuysen forfeited all of his equity awards.

Components of Executive Officer Compensation

For 2022, the key elements of the compensation program for our named executive officers consisted of a base salary, target cash incentive bonus awards and grants of equity awards. Base salary was set at a level that the compensation committee determined was commensurate with the executive’s respective duties and authorities, contributions, prior experience and sustained performance.

Equity awards granted in 2022 to our named executive officers were made in the form of options and RSUs under the 2021 Equity Incentive Plan (the “2021 Plan”).

Executive Compensation Arrangements

Brian O’Toole – President and Chief Executive Officer: Employment Agreement

In connection with the merger, Legacy BlackSky entered into a confirmatory employment letter with Mr. O’Toole, our President and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Mr. O’Toole is an at-will employee. As set forth in the confirmatory employment letter, Mr. O’Toole’s annual base salary is $465,000 (the “O'Toole Base Salary”), and he was eligible for a target annual cash bonus opportunity for 2022 equal to 100% of the O’Toole Base Salary.

Mr. O’Toole’s confirmatory employment letter provides that Mr. O’Toole is eligible to receive annual equity awards under the Company’s equity incentive plans, and to receive annual target equity awards consisting of (i) restricted stock units (“RSUs”) having a value of $937,500 (based on our share price on the date of grant), which will generally vest with respect to 25% of the RSUs on the first anniversary of the vesting commencement date and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and (ii) an option to purchase a number of shares of our Class A common stock equal to twice the number of shares subject to the RSU award for the applicable year, which will generally vest with respect to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date). However, the actual annual equity awards granted to Mr. O’Toole (if any) and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.

Mr. O’Toole participates in the Executive Severance Plan, as described further below, as a Tier 1 participant.

Henry Dubois – Chief Financial Officer: Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Mr. Dubois, effective August 18, 2021, to serve as the Company’s Chief Development Officer. Pursuant to his executive offer letter, Mr. Dubois’s annual base salary is $400,000 (the “Dubois Base Salary”), and he is eligible to participate in the Company’s annual incentive bonus program with an annual bonus target of not less than 75% of the Dubois Base Salary.

Mr. Dubois is eligible to receive annual equity awards under the Company’s equity incentive plans consisting of (i) an annual award of RSUs having a value of $875,000 (based on our share price on the date of grant), and (ii) an option to purchase a number of shares of our Class A common stock equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Mr. Dubois (if any) and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.

On June 10, 2022, the Company entered into an amendment to the executive offer letter with Mr. Dubois in connection with his appointment as the Company’s Chief Financial Officer. Pursuant to such amendment, Mr. Dubois' annual bonus target was increased for the period from June 10, 2022 through December 31, 2022, to be 100% of the Dubois Base Salary. The amendment also provided for the grants of an option to purchase 294,228 shares and RSUs covering 219,573 shares, which were granted to Mr. Dubois on June 10, 2022.

Mr. Dubois participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

Christiana Lin – General Counsel and Chief Administrative Officer: Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Ms. Lin, effective August 18, 2021, to serve as Legacy BlackSky’s General Counsel. Ms. Lin receives an annual base salary of $375,000 and is eligible to participate in the Company’s annual incentive bonus program, with an annual bonus target of not less than 50% of her annual base salary.

Ms. Lin is eligible to receive annual equity awards under the Company’s equity incentive plans consisting of (i) an annual award of RSUs having a value of $750,000, based on our share price on the date of grant, and (ii) an option to purchase a number of shares of our Class A common stock equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Ms. Lin and the terms of such equity awards will be in the sole discretion of the equity incentive plan’s administrator.

Ms. Lin participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

Johan Broekhuysen – Former Chief Financial Officer: Separation Agreement and Release

On June 9, 2022, Mr. Broekhuysen stepped down from his role as Chief Financial Officer, but remained an employee of BlackSky through August 11, 2022 to assist with transition efforts (the “Transition Period”). In connection with Mr. Broekhuysen’s departure from BlackSky, he entered into a separation and release agreement pursuant to which he continued to receive his annual base salary during the Transition Period and was paid $705,000 following his separation from BlackSky for one year of base salary and a prorated target bonus pursuant to the terms of the Separation Agreement.

2022 Executive Bonus Program

For 2022, the compensation committee approved a bonus program under the terms of our Executive Incentive Compensation Plan in which each named executive officer participated, provided that Mr. Broekhuysen’s participation ceased in connection with his transition during June 2022 from his role as Chief Financial Officer. The 2022 bonus program required the achievement of certain corporate objectives, and in the case of Mr. Dubois and Ms. Lin, certain corporate objectives and individual objectives. For 2022, the performance metrics for Mr. O’Toole, Mr. Dubois and Mr. Broekhuysen (in the case of Mr. Broekhuysen, during his participation in the program), were Company revenue and cash balance with each of the performance metrics weighted 50% for purposes of their bonus calculations.

For 2022, the performance metrics for Mr. Dubois were (i) for the period from January 1, 2022, through June 9, 2022, Company revenue and cash balance and individualized MBOs, with the Company revenue and cash balance performance metrics each weighed at 40% and the individualized MBOs weighted at 20% for purposes of his bonus calculation, and (ii) for the period from June 10, 2022, through December 31, 2022, Company revenue and cash balance with each of the performance metrics weighted 50% for purposes of his bonus calculation. Mr. Dubois’ individualized MBOs were based on the achievement of certain pipeline development objectives and strategic initiatives. For 2022, the performance metrics for Ms. Lin were Company revenue and cash balance and individualized MBOs, with the Company revenue and cash balance performance metrics each weighed at 40% and the individualized MBOs weighted at 20% for purposes of her bonus calculation. Ms. Lin's individualized MBOs were based on the achievement of certain legal, operational, and personnel-related objectives. For the portion of each named executive officer’s bonus based on the Company revenue and cash balance performance metrics, the maximum payout was 200% of the target amount. For the portion of each of Mr. Dubois’ and Ms. Lin’s bonus based on their respective individualized MBOs, the maximum payout was 100% of the target amount.

Pursuant to the Company’s Executive Incentive Compensation Plan, the Board (or other committee administering such plan) retains the authority to increase, reduce or eliminate any bonus award under it, based on any factors that the Board (or other administrator, as applicable) determines to be relevant. To earn a bonus award under such plan, participants generally must remain employed with the Company through the date the bonus is paid.

Following the end of the 2022 year, the compensation committee assessed the Company’s performance against the performance metrics, and with respect to each of Mr. Dubois and Ms. Lin, performance by the executive against his or her individualized MBOs. For 2022, our named executive officers exceeded the targets set pursuant to the revenue and cash balance performance metrics, and each of Mr. Dubois and Ms. Lin met the applicable targets for such executive's individualized MBOs, which resulted in annual cash awards under our Executive Incentive Compensation Plan for Mr. O’Toole, Mr. Dubois and Ms. Lin being paid out above target in respect of 2022. Also for 2022 as noted further above, a prorated 2022 bonus was paid to Mr. Broekhuysen pursuant to the Separation Agreement in connection with his departure as our Chief Financial Officer during the year. As also noted further above, Mr. Dubois’s bonus was adjusted to account for the amendment to his offer letter in connection with his appointment as Chief Financial Officer in June 2022. Bonus eligibility requires the named executive officer’s continued employment through the date of payment.

Executive Change in Control and Severance Plan

Legacy BlackSky adopted the BlackSky Technology Inc. Executive Change in Control and Severance Plan (the “Executive Severance Plan”), effective August 16, 2021, to provide enhanced severance benefits for a select group of management or highly compensated employees (within the meaning of ERISA) who are designated by the plan administrator as participants and who have executed a participant agreement. Participants may be designated to receive different levels of benefits under the Executive Severance Plan as a Tier 1, 2 or 3 participant, as determined by the plan administrator and set forth in their applicable Participation Agreements. Mr. O’Toole has been designated as a Tier 1 participant under the Executive Severance Plan, and the other named executive officers have been designated as Tier 2 participants.

Upon a participant’s “involuntary termination” (generally defined as a termination of employment (x) by the Company without Cause, as defined in the Executive Severance Plan, and other than due to the participant’s death or disability, or (y) by the participant in a Good Reason Termination, as defined in the Executive Severance Plan, and such involuntary termination is not within a “change in control period” as defined below), the participant shall receive: (i) a lump sum payment equal to 150% (for a Tier 1 participant), 100% (for a Tier 2 participant), or 50% (for a Tier 3 participant) of his or her base salary, (ii) a prorated target bonus for the year of termination (and any prior year bonus to the extent earned but not yet paid), and (iii) payment of COBRA premiums (or cash in lieu of) for a period of up to 18 months (for a Tier 1 participant), 12 months (for a Tier 2 participant) or six months (for a Tier 3 participant).

Upon a participant’s involuntary termination during the period beginning three months prior to a change in control (as defined in the Executive Severance Plan) and ending 18 months after the change in control (the “change in control period”), the participant shall receive: (i) a lump sum payment equal to 200% (for a Tier 1 participant), 150% (for a Tier 2 participant), or 100% (for a Tier 3 participant) of base salary, (ii) prorated target bonus for year of termination (and any prior year bonus to the extent earned but not yet paid), (iii) payment of COBRA premiums (or cash in lieu of) for a period of up to 24 months (for a Tier 1 participant), 18 months (for a Tier 2 participant), or 12 months (for a Tier 3 participant), and (iv) full vesting of time-based equity awards.

All payments under the Executive Severance Plan are contingent on the participant’s execution of a separation agreement and release of claims in favor of BlackSky. In the event any payments would constitute

“parachute payments” under Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and would be subject to the excise tax under Section 4999 of the Code, the participant is entitled to receive either the full amount of such payments, or an amount reduced to the extent necessary to avoid imposition of the excise tax, determined on a “best net after-tax” basis to the participant.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers for the fiscal year ended December 31, 2022.

	Option Awards(1)					Stock Awards(1)
Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Brian O’Toole	9/10/2022	—	871,626(3)	2.15	09/10/2032	—	—
	9/10/2022	—	—	—	—	435,813(4)	671,152
	2/17/2021(5)	—	—	—	—	769,487 (6)	1,185,010
Henry Dubois	9/10/2022	—	813,952(3)	2.15	09/10/2032	—	—
	9/10/2022	—	—	—	—	406,976(4)	626,743
	6/10/2022	—	294,228(7)	2.10	06/10/2032	—	—
	6/10/2022	—	—	—	—	219,573(8)	338,142
	12/21/2021	137,233	301,913 (9)	7.97	09/10/2031	—	—
	12/21/2021	—	—	—	—	150,957(10)	232,474
Christiana Lin	9/10/2022	—	697,674(3)	2.15	09/10/2032	—	—
	9/10/2022	—	—	—	—	348,837(4)	537,209
	12/21/2021	117,628	258,782(9)	7.97	09/10/2031	—	—
	12/21/2021	—	—	—	—	129,391(10)	199,262
Johan Broekhuysen (11)	—	—	—	—	—	—	—
_____________________

(1)Stock options and RSU awards are subject to accelerated vesting upon a named executive officer’s involuntary termination within the change in control period, as provided by the Executive Severance Plan. See “—Executive Change in Control and Severance Plan.”
(2)The market value is based on the closing price of our common stock on December 30, 2022, of $1.54 per share.
(3)One fourth (1/4th) of the award is scheduled to vest on the September 10, 2023, and thereafter, one forty-eighth (1/48th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(4)One-fourth (1/4th) of the RSUs are scheduled to vest on September 10, 2023, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(5)The RSU award granted on February 17, 2021, was granted pursuant to the BlackSky 2014 Equity Incentive Plan (the “2014 Plan”).
(6)50% of the shares vested 180 days after the merger and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(7)One fourth (1/4th) of the award is scheduled to vest on the June 10, 2023, and thereafter, one forty-eighth (1/48th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(8)One-fourth (1/4th) of the RSUs are scheduled to vest on June 10, 2023, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(9)One fourth (1/4th) of the award vested on the September 10, 2022, and thereafter, one forty-eighth (1/48th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(10)One-fourth (1/4th) of the RSUs vested on September 10, 2022, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10,

September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(11)Mr. Broekhuysen departed the Company in 2022. In connection with his separation from the Company in August 2022, Mr. Broekhuysen forfeited all of his equity awards.

Director Compensation

In September 2021 in connection with the closing of the merger, our Board adopted an outside director compensation policy (the “Outside Director Compensation Policy”). The Outside Director Compensation Policy is designed to align the interests of the non-employee directors with the interests of stockholders through equity awards and to attract and retain high quality non-employee directors by providing competitive compensation. On March 6, 2023, our Board adopted an amended outside director compensation policy (the “Amended Outside Director Compensation Policy”) to permit directors to elect to receive their annual cash retainer in BlackSky stock instead of cash. All compensation paid to our non-employee directors for fiscal year 2021 and 2022 was pursuant to the Outside Director Compensation Policy adopted at the time of the merger.

Cash Compensation

The Outside Director Compensation Policy provides for an annual cash retainer of $90,000, which is payable quarterly in arrears on a prorated basis. There are no additional retainers for service as a member (or chairperson) of a committee of our Board, as chairperson of our Board, or as lead director and no per-meeting attendance fees for attending meetings of our Board or any of our committees. Pursuant to our Amended Outsider Director Compensation Policy, beginning in the third quarter of 2023, directors who elect to receive the annual retainer in shares of our Class A common stock, instead of cash, will begin receiving such retainer in shares of our stock.

Equity Compensation

Initial Award. Pursuant to the Outside Director Compensation Policy, each individual who becomes a non-employee director will receive, on the first trading day on or after the date that the individual first becomes a non-employee director, an initial award (the “Initial Award”) of restricted stock units with a grant date fair value equal to $300,000. The Initial Award will be scheduled to vest as to one-third of the shares subject to the Initial Award on each of the one-, two-, and three-year anniversaries of the Initial Award’s grant date, subject to continued service through the applicable vesting dates. If the person was a member of the BlackSky Board and also an employee, becoming a non-employee director due to termination of employment will not entitle the individual to an Initial Award.

Annual Award. Pursuant to the Outside Director Compensation Policy, each non-employee director automatically will receive, on the first trading day immediately after the date of each annual meeting of our stockholders, an annual award (the “Annual Award”) of restricted stock units covering a number of shares of our common stock having a grant date fair value of $150,000, provided that such individual, as of the date of an annual meeting of our stockholders, has served as a non-employee director for at least six months. Each Annual Award will be scheduled to vest as to all of the shares subject to the Annual Award on the one-year anniversary of the Annual Award’s grant date, or if earlier, the day of the next annual meeting of stockholders that occurs after the grant date of the Annual Award, subject to continued service through such vesting date.

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

Director Compensation Limits. The Outside Director Compensation Policy provides that in any fiscal year, a non-employee director may not be granted equity awards, the value of which will be based on their grant date fair value determined in accordance with U.S. Generally Accepted Accounting Principles, and be provided any other compensation (including without limitation any cash retainers or fees) in amounts that, in any fiscal year, in the aggregate, exceed $500,000, provided that in the fiscal year of the individual’s initial service as a non-employee director, such amount will be increased to $800,000. Equity awards granted or other compensation provided to an individual for his or her services as employee, or for his or her services as a consultant (other than as a non-employee director), will not count toward this annual limit.

Director Compensation for Fiscal Year 2022

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our Board, for the fiscal year ended December 31, 2022. Directors who are also our employees receive no additional compensation for their service as directors. During 2022, Mr. O'Toole was an employee and executive officer of the Company and therefore, did not receive compensation as a director. See “Executive Compensation” for additional information regarding Mr. O'Toole’s compensation.

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
William Porteous	90,000	149,999	—	—	—	239,999
Magid Abraham	90,000	149,999	—	—	—	239,999
David DiDomenico	90,000	149,999	—	—	—	239,999
Susan Gordon	90,000	149,999	—	—	—	239,999
Timothy Harvey	90,000	149,999	—	—	—	239,999
James Tolonen	90,000	149,999	—	—	—	239,999

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2022:

Name	Number of Shares Underlying Outstanding Stock Awards	Number of Shares Underlying Outstanding Options
William Porteous	94,987	—
Magid Abraham	94,987	—
David DiDomenico	69,767	—
Susan Gordon	94,987	—
Timothy Harvey	94,987	—
James Tolonen	94,987	—

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2022.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (2)	12,581,234	$ 3.66	14,746,026
Equity compensation plans not approved by security holders (3)	—	—	—
Total	12,581,234	$ 3.66	14,746,026

(1)    Restricted stock units, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)    Equity compensation plans approved by our stockholders include the Omnibus Incentive Plan and the ESPP.
(3)    Each of the 2014 Plan and the 2011 Plan was adopted by Legacy BlackSky prior to the business combination, and no additional awards will be granted pursuant to the 2014 Plan or the 2011 Plan. However, we assumed certain equity awards granted pursuant to each of the 2014 Plan and 2011 Plan in connection with the business combination. As of December 31, 2022, the number of securities to be issued upon exercise, or vesting, of outstanding equity awards pursuant to each of the 2014 Plan and 2011 Plan was 3,872,655 and 41,275, respectively, and the weighted-average exercise price of the outstanding options was $0.28 and $1.97, respectively.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 1, 2023, by:
•each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our outstanding Class A common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 1, 2023. Shares subject to options that are currently exercisable or exercisable within 60 days of March 1, 2023 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages in the table below are calculated based on 122,002,575 shares of Class A common stock issued and outstanding as of March 1, 2023.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number	Percentage
Greater than 5% Stockholders:
Entities affiliated with Mithril LP(2)	18,628,026	15.27%
Seahawk SPV Investment LLC(3)	16,364,532	13.14%
VCVC IV LLC(4)	9,951,809	8.16%
Named Executive Officers and Directors:
Brian O’Toole(5)	3,052,084	2.50%
Henry Dubois(6)	392,945	*
Christiana Lin(7)	219,571	*
Johan Broekhuysen(8)	—	—
Magid Abraham	12,421	*
David DiDomenico	—	—
Sue Gordon	12,421	*
Timothy Harvey	12,421	*
William Porteous	12,421	*
James Tolonen	12,421	*
All directors and executive officers as a group (10 persons)	3,726,705	3.05%
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
(4)Based on information included in the Schedule 13G filed by Cercano Management LLC (“Cercano”), and Christopher N. Orndorff (“Mr. Orndorff”) on February 13, 2023. Cercano and Mr. Orndorff serve as the Managers of VCVC IV LLC and have shared voting and dispositive power over the shares held by VCVC IV LLC. Both Cercano and Mr. Orndorff disclaim, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of these securities, except to the extent of their respective pecuniary interests therein, and this report shall not be deemed an admission that either of Cercano or Mr. Orndorff is the beneficial owner of such securities for purposes of Section 16 or for any other purposes.
(5)Consists of 2,898,186 shares of Class A common stock and 153,898 RSUs that vest within 60 days of March 1, 2023.
(6)Consists of 205,394 shares of Class A common stock, 13,723 RSUs that vest within 60 days of March 1, 2023 and 173,828 shares of Class A common stock subject to stock options exercisable within 60 days of March 1, 2023.
(7)Consists of 58,814 shares of Class A common stock, 11,762 RSUs that vest within 60 days of March 1, 2023 and 148,995 shares of Class A common stock subject to stock options exercisable within 60 days of March 1, 2023.
(8)Mr. Broekhuysen stepped down as chief financial officer of the Company in June 2022 and after a brief transition period, separated from employment with the Company in August 2022.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The following is a description of each transaction since January 1, 2021, and each currently proposed transaction, in which:
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

Subscription Agreements

In connection with the merger in September 2021, Osprey and those certain investors (the “PIPE Investors”) who participated in the private placement of 18,000,000 shares of our Class A common stock at the closing of the merger (the “PIPE Investment”) entered into the Subscription Agreements, pursuant to which the PIPE Investors subscribed for, collectively, 18,000,000 newly- issued shares of our Class A common stock, which was issued on the date of the closing of the merger.

Mithril II LP (of which Ajay Royan, a member of Legacy BlackSky’s board of directors, is Managing Director) was one of the PIPE Investors and purchased 500,000 shares of our Class A common stock in the PIPE Investment for a total purchase price of $5,000,000.

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

Concurrently with the formation of LeoStella in March 2018, BlackSky’s subsidiary, BlackSky Global LLC (“BlackSky Global”), entered into a satellite program contract with LeoStella, as amended in February 2019 and May 2020 (the “SPC”), pursuant to which Legacy BlackSky agreed to procure the design, development, manufacture, testing and assembly of a certain number of Gen-2 satellites from LeoStella, with options to purchase additional Gen-2 satellites, additional support services, ground station support equipment, and/or procurement items as and when needed.

In October 2019, Legacy BlackSky entered into a side letter agreement with LeoStella and Seahawk, pursuant to which the parties agreed to reduce BlackSky Global’s commitment to purchase satellites under the SPC, provided that specified third parties could purchase the satellites from LeoStella that BlackSky elected not to purchase, and in exchange, Legacy BlackSky and BlackSky Global agreed to remit at least $2.0 million a month to LeoStella for the payment of amounts due under the SPC, subject to certain acceleration payments. The parties subsequently amended the side letter agreement to modify the payment schedule in July 2020 and February 2021. For the years ended December 31, 2022 and 2021, Legacy BlackSky remitted approximately

$11.2 million and $19.3 million, respectively, to LeoStella. BlackSky Global does not have any ongoing obligations to LeoStella under the SPC.

In February 2021, BlackSky Global entered into a vendor services agreement (“VSA”) with LeoStella pursuant to which LeoStella will, among other services, manufacture and supply Gen-3 satellites for BlackSky Global. In connection with the execution of the VSA, the parties also entered into a technology license agreement pursuant to which BlackSky Global granted LeoStella rights to certain aspects of its Gen-3 satellite technology. The number of Gen-3 satellites that BlackSky Global is committed to order under the VSA is contingent upon certain criteria, including amounts raised in financing. LeoStella provides services under the VSA pursuant to work orders that are entered into between the parties from time to time. To date, the parties have entered into six work orders. BlackSky Global is also obligated under the VSA to enter into further work orders for the manufacture of Gen-3 satellites, the terms of which have not been finalized. Work orders executed to date have included design review services, time and materials necessary to construct Gen-3 satellites for third-party customers, time and materials for a study, and several authorizations to order certain long-lead parts and/or time-sensitive parts and labor. For the years ended December 31, 2022 and 2021, BlackSky Global remitted approximately $16.8 million and $6.3 million, respectively, to LeoStella under the VSA.

Thales Related Operational Agreements

As part of Seahawk’s investment in Legacy BlackSky, on March 7, 2018, Legacy BlackSky, BlackSky Global, and Telespazio, S.p.A. (“Telespazio”) entered into a joint cooperation and marketing agreement (the “JCMA”) and BlackSky Global and Telespazio entered into a reseller agreement. Telespazio is a joint venture between Leonardo S.p.a., an Italian publicly traded company, and Thales S.A., a French publicly traded company. Pursuant to the reseller agreement, Telespazio was appointed as BlackSky Global’s reseller for specified customers in the European Union for a guaranteed term, which term is automatically extended if Telespazio meets certain sales thresholds, and as a reseller of BlackSky Global products and services worldwide (excluding the People’s Republic of China). The JCMA expired in March 2023. To date, we have not generated any significant revenues in connection with the Telespazio reseller agreement.

In April 2019, Legacy BlackSky and its affiliates transferred their existing intellectual property to a newly formed, wholly owned BlackSky subsidiary, SFI IP Holdco (“IP Holdco”). Contemporaneously therewith, IP Holdco entered into a license agreement with Seahawk granting Seahawk a license to utilize IP Holdco’s intellectual property (the “IP Holdco License”); provided, however, that Seahawk may not exercise its rights under the IP Holdco License unless and until the intellectual property included therein is released from escrow upon the occurrence of a bankruptcy event of IP Holdco or any of its affiliates. In accordance with the IP Holdco License, IP Holdco deposited the required intellectual property under a three-party escrow service agreement with Iron Mountain Intellectual Property Management, Inc. and Seahawk. The IP Holdco License automatically terminated in connection with BlackSky’s financings in 2021, and BlackSky is beginning to explore options to discontinue the Iron Mountain escrow agreement.

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

SVB Loan and Security Agreement and Omnibus Guaranty Agreement
On June 27, 2018, Legacy BlackSky entered into an Amended and Restated Loan and Security Agreement (the “Term Loan Agreement”) with Silicon Valley Bank (“SVB”), which provided for a secured revolving loan in an aggregate principal amount of up to $17.0 million and a secured term loan in an aggregate principal amount of up to $17.5 million. In September 2021, the SVB term loan was repaid in full. Prior to repayment, the Term Loan Agreement was amended as follows: First Amendment (August 2018), Consent and Second Amendment (October 2018), Third Amendment (April 2019), Forbearance Fourth Amendment (September 2019), Fifth Amendment (October 2019), Sixth Amendment (March 2020), Seventh Amendment, (June 2020), Eighth Amendment (December 2020) and Ninth Amendment (February 2021). The SVB loan facility accrued interest at a floating rate per annum of 2% above the prime rate and was secured by certain pledged accounts of Legacy BlackSky and its subsidiaries and certain of Legacy BlackSky’s investors and is further guaranteed by the same investors. In connection with the Term Loan Agreement, Legacy BlackSky entered into an Omnibus Guaranty Agreement, dated June 27, 2018 (the “Omnibus Guaranty Agreement”), pursuant to which certain existing investors were issued (1) warrants for Legacy BlackSky Class A common stock in exchange for the investors’ guarantees of up to $17.0 million of the SVB secured revolving loan; and (2) shares of Legacy BlackSky Class B common stock issued to each investor pro rata according to the value of guarantee.

The table below sets forth (i) the number of shares of Legacy BlackSky Class A common stock that warrants were exercisable for and (ii) shares of Legacy BlackSky Class B common stock received by Legacy BlackSky directors, executive officers and holders of more than 5% of any class of Legacy BlackSky’s voting securities in connection with the guarantees:

Investor	Affiliated Director(s) or Officer(s)	Warrants to Purchase shares of Legacy BlackSky Class A Common Stock	Shares of Legacy BlackSky Class B Common Stock	Guaranty Amount
Mithril LP	Ajay Royan	20,599,329	27,877,468	$5,028,345.00
Seahawk SPV Investment LLC	Alan Kessler	11,495,939	12,095,939	$2,806,186.00
RRE Ventures VI, LP	Will Porteous	9,554,630	12,010,416	$2,332,308.00
VCVC IV LLC	n/a	9,245,846	13,302,355	$2,256,933.00
Apogee LLC	Shawn Dougherty	4,694,620	6,174,098	$1,180,968.00
Yodabyte Investments, LLC	Mark Spoto	7,794,103	9,918,181	$1,902,559.00
The Seahawk guaranteed amount was held in a Legacy BlackSky bank account that was pledged to SVB. Further, in connection with the Term Loan Agreement, Legacy BlackSky issued to Seahawk warrants exercisable for an aggregate of 700,000 shares of Legacy BlackSky Class A common stock.
The aggregate principal balance of the SVB term loan of $17.0 million was repaid in full as of October 31, 2019. On August 31, 2021, Legacy BlackSky executed a payoff letter to repay in full all amounts due and owing, and terminate all commitments and obligations pursuant to the Term Loan Agreement and all related loan documents with SVB. Pursuant to the payoff letter, Legacy BlackSky agreed to pay SVB approximately $16 million, which included pay-off amounts for the principal, interest, fees, reimbursement of expenses and other items, and confirmed upon payment in full, the release of all guaranties, liens and other security over the properties and assets of Legacy BlackSky and its subsidiaries securing any obligations under the Term Loan Agreement, other than cash collateral securing specified bank services. On September 9, 2021 the SVB term loan was repaid in full and all associated guaranties, liens and other security interest under the SVB Term Loan Agreement were released. Cash collateral securing bank services with SVB continues to be subject to pledges in favor of SVB. Additionally, in connection with the payoff of the Term Loan Agreement in September 2021, approximately $2.8 million of funds used to cash collateralize the loans under the Term Loan Agreement was transferred to Legacy BlackSky’s main operating account with SVB.
Andrews Notes
On November 13, 2018, Legacy BlackSky entered into subordinated promissory notes with each of Jason Andrews and Marian Joh, the founders of BlackSky, for an aggregate amount of $12.5 million, in connection with their separation from Legacy BlackSky (the “Andrews Notes”). The Andrews Notes accrued interest at 6% per annum, were non-convertible and were scheduled to mature upon a change of control or event of default. In addition, the promissory notes were subject to partial prepayment of $1.25 million upon a qualified financing of $42.5 million (exclusive of amounts raised due to conversion of securities issued in connection with the Legacy BlackSky Series C preferred stock financing or under the Omnibus Guaranty Agreement), $21.25 million of which had to be invested by new money investors. Legacy BlackSky paid

$25,000 in interest and $0 in principal for each of the years ended December 31, 2020, 2019, and 2018. On April 27, 2021, with the consent of our senior lenders, Legacy BlackSky entered into an agreement with the Founders under which Legacy BlackSky paid the Founders $750,000 towards the principal of the Founders Notes on April 28, 2021 in addition to a payment of $1.75 million towards the principal of the Andrews Notes in September 2021 in connection with the closing of the merger. As of September 30, 2021, the outstanding principal balance of the Andrews Notes was $10.0 million and accrued interest payable was $2,061,165.
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
Intelsat Facility
On October 31, 2019, Legacy BlackSky and its Subsidiaries entered into a secured loan facility (the “Intelsat Facility”) with Seahawk and Intelsat Jackson Holdings S.A. (“Intelsat”), as lenders, and Intelsat, as agent for the lenders. The Intelsat Facility provides for a secured term loan of up to approximately $68.5 million (including approximately $18.5 million of existing principal and accrued interest owed to Seahawk under the TAS CLA which was amended and rolled into the Intelsat Facility) and an uncommitted incremental secured term loan facility of up to approximately $41.6 million. The allowance for a $25.0 million commercial credit facility with a commercial lender is counted against such incremental capacity. The Intelsat Facility is secured by substantially all of our assets and subsidiaries. The Intelsat Facility accrues interest at 4% per annum until October 31, 2022 (which interest is paid in kind), 9% per annum from November 1, 2022 to October 31, 2023, and 10% per annum from November 1, 2023 to the maturity date of October 31, 2024. In connection with entering into the Intelsat Facility, Legacy BlackSky amended and restated the Series C Omnibus Agreement, as further described below. In addition, warrants to purchase 20,251,504 shares of Legacy BlackSky Class A common stock and 18,709,116 shares of Legacy BlackSky Class A common stock were issued to Intelsat and Seahawk, respectively. On the date of the closing of the merger, the warrants converted into warrants (i) to purchase shares of our Class A common stock, in each case in an amount equal to the product of the number of shares of Legacy BlackSky Class A common stock into which each such warrant is exercisable as of immediately prior to the merger closing, multiplied by the applicable exchange ratio and (ii) with an exercise price per share of our Class A common stock equal to the quotient of the exercise price of such warrant divided by the applicable exchange ratio.
As of March 1, 2023, the outstanding principal balance of the Intelsat Facility was $77.1 million and accrued interest was $2.3 million. For the fiscal years ended December 31, 2022 and 2021, Legacy BlackSky paid no principal or interest under the Intelsat Facility.

In connection with entering into the Intelsat Facility, Legacy BlackSky entered into a Right of First Offer Agreement with Intelsat (the “Right of First Offer Agreement”). Pursuant to the terms of the Right of First Offer Agreement, prior to commencing or engaging in a sale of Legacy BlackSky, Legacy BlackSky is obligated to provide written notice of any such proposed sale to Intelsat and Intelsat will have the opportunity to provide Legacy BlackSky with an offer to purchase Legacy BlackSky (an “Intelsat Offer”). Pursuant to the terms of the Right of First Offer Agreement, if Legacy BlackSky does not accept an acquisition offer made by Intelsat, Legacy BlackSky would be permitted to negotiate and enter into an alternative sale transaction, so long as the total enterprise value for Legacy BlackSky and its subsidiaries is greater than 110% of the value implied by any Intelsat Offer. The Right of First Offer Agreement is scheduled to expire on October 31, 2026. This description of the Right of First Offer Agreement is only a summary. On September 9, 2021, Legacy BlackSky and its subsidiaries entered into a First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement (“Intelsat Amendment”) with Intelsat and Seahawk to amend the Intelsat Facility. The Intelsat Amendment (i) makes certain conforming changes to account for Legacy BlackSky and its subsidiaries becoming subsidiaries of the Company, including adjusting the change of control definition, (ii) contains a consent to the extension of the timeline for the joinder of BlackSky Europe Limited, a company organized under the laws of England and Wales and (iii) adds the Company and BlackSky International LLC, a Delaware limited liability company and subsidiary of the Company, as Co-Borrowers under the Intelsat Facility.

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

Investor	Affiliated Director(s) or Officer(s)	Outstanding TAS CLA (inclusive of accrued and unpaid interest)	BlackSky Series C preferred stock
Seahawk SPV Investment LLC	Alan Kessler	$18,450,831	—
VCVC IV LLC	n/a	$1,798,544	1,041,388
RRE Ventures VI, LP	Will Porteous	$1,680,746	973,181
Apogee LLC	Shawn Dougherty	$461,738	267,354

On the date of the closing of the merger, the 2,281,923 shares of Legacy BlackSky Series C preferred stock owned by the above-named parties converted into 1,094,729 shares of our Class A common stock at an exchange ratio of 0.4797 based on the terms of the Agreement and Plan of Merger between Osprey and Legacy BlackSky, dated February 17, 2021 (the “Merger Agreement”).

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

The table below sets forth the 2021 Bridge Notes received by Legacy BlackSky’s directors, executive officers and holders of more than 5% of any class of Legacy BlackSky’s voting securities:

Investor	Affiliated Director(s) or Officer(s)	Tranche	Principal Amount of 2021 Bridge Notes	Warrant Shares	Incentive Shares
Mithril II LP	Ajay Royan	1 and 2	$15,000,000	Product of BlackSky fully diluted capitalization and 3.5%	35,000,000
VCVC IV LLC	n/a	1	$5,000,000	Product of BlackSky fully diluted capitalization and 0.7%	35,000,000
Apogee VII LLC	Shawn Dougherty	1	$1,450,000	Product of BlackSky fully diluted capitalization and (i) 0.14% multiplied by (ii) (A) $1,450,000 divided by (B) $1,000,000	10,150,000
RRE Ventures VI, LP	Will Porteous	1	$800,000	Product of BlackSky fully diluted capitalization and 0.7%	5,600,000
On September 9, 2021 at the closing of the merger, the principal and interest outstanding under the 2021 Bridge Notes converted into the right to receive the shares of our Class A common stock according to the formula set forth above. Each incentive warrant was automatically exercised in connection with the merger. On the date of the closing of the merger, these warrants and all incentive shares and 2021 Bridge Note shares of Legacy BlackSky Class A common stock converted into shares of our Class A common stock at an exchange ratio of .0891 based on the terms of the Merger Agreement.
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
Pursuant to the Sponsor Support Agreement entered into among Legacy BlackSky, Osprey and the Sponsor, the Sponsor, solely in its capacity as a stockholder of Osprey, agreed, subject to certain limited exceptions, not to transfer, assign or sell 50% of the 125,000 shares (the “Founder Shares”) of Osprey’s Class B common stock that it purchased (and shares of our Class A common stock issued upon conversion) for seven years, or until their earlier release in two tranches (each equal to approximately one-half of the restricted Founder Shares held by the Sponsor) in the event our Class A common stock reaches a trading price of $15.00 and $17.50, respectively, for 10 of any 20 consecutive trading days after the date of the closing of the merger. The release of the transfer restrictions will be automatically accelerated if we complete a change in control transaction that results in a trading price or consideration payable with respect to a share of our Class A common stock exceeding $10.00, as equitably adjusted for any stock split, reverse stock split, cash dividend, stock dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction. Additionally, pursuant to the Sponsor Support Agreement, the Sponsor has agreed, with respect to certain warrants, to not exercise any such warrants unless and until our Class A common stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.
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

Procedures with Respect to Review and Approval of Related Person Transactions
Our Board adopted a formal written policy for the review and approval of transactions with related persons. Such policy requires, among other things, that:
•any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by an approving body comprised of the disinterested and independent members of our Board or any committee of our Board, provided that a majority of the members of the Board or such committee, respectively, are disinterested; and
•any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of our Board or recommended by the compensation committee to our Board for its approval.
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
In addition, the related person transaction policy provides that the approving body, in connection with any approval of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and any exchange on which our securities are listed.
Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the company. Our Board has determined that each of Mr. Porteous, Dr. Abraham, Ms. Gordon, Mr. Harvey and Mr. Tolonen, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of the NYSE. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with BlackSky and all other facts and circumstances that the board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them. Our independent directors have regularly scheduled meetings at which only independent directors are present.
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

Deloitte
The following table presents fees for professional audit services and other services rendered to us by Deloitte for our fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees (1)	$1,061,961	$747,000
Audit-Related Fees (2)	465,000	1,942,894
Tax Fees	0	44,100
All Other Fees (3)	7,391	14,781
Total Fees	$1,534,352	$2,748,775
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

(2) “Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, and the S-1/A, S-8 and S-3 registration statements.
(3) “All Other Fees” consist of fees to access Deloitte's Accounting Research Tool.

Marcum
The following table presents fees for professional audit services and other services rendered to us by Marcum for our fiscal year ended December 31, 2021.

2021
Audit Fees (1)	$50,750
Audit-Related Fees (2)	$152,419
Tax Fees	0
All Other Fees	0
Total Fees	$203,169
________________

(1) “Audit Fees” consist of fees billed for professional services rendered for the audit of Osprey’s year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.
(2) “Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
Auditor Independence

In 2022, there were no other professional services provided by Deloitte, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Effective upon the closing of the merger in September 2021, our audit committee established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Deloitte for our fiscal year ended December 31, 2022 were pre-approved by our audit committee.

Part IV

Item 15.        Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	S-3	333-267889	4.1	October 14, 2022
4.2	Form of Indenture	S-3	333-267889	4.3	October 14, 2022
4.3	Specimen Warrant Certificate	S-1	333-234180	4.3	October 11, 2019
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities	10-K	001-39113	4.5	March 23, 2023
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1	Private Placement Warrants Purchase Agreement, dated October 31, 2019, by and between Osprey Technology Acquisition Corp. and Osprey Sponsor II, LLC	8-K	001-39113	10.4	November 5, 2019
10.2+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.3+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.4+	BlackSky Technology Inc. Outside Director Compensation Policy, as Amended	10-K	001-39113	10.13	March 23, 2023

10.5+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.6	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.7	Sponsor Support Agreement, dated as of February 17, 2021	8-K	001-39113	10.3	February 22, 2021
10.8	Form of Stockholder Support Agreement	424(b)(3)	333-256103	Annex H	August 11, 2021
10.9	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.10	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.11+	Executive Employment Agreement for Brian O’Toole	S-4/A	333-256103	10.15	June 25, 2021
10.12+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.13+	Offer Letter from BlackSky Holdings Inc. to Johan Broekhuysen, dated August 18, 2021	8-K	001-39113	10.2	August 18, 2021
10.14+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.15+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.16+	Transition and Consulting Agreement from BlackSky Holdings Inc. to Brian Daum, dated August 18, 2021	8-K	001-39113	10.5	August 18, 2021
10.17	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021
10.18	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021
10.19	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.20	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.21	Palantir Subscription Agreement, dated as of September 13, 2021, by and between BlackSky Holdings, Inc. and Palantir Technologies, Inc.	8-K	001-39113	99.2	September 1, 2021

10.22	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K	001-39113	10.3	February 22, 2021
10.23	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC.	8-K	001-39113	10.5	September 15, 2021
10.24	BlackSky HQ Lease Agreement	S-1	333-260458	10.25	October 25, 2021
10.25+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A.	8-K	001-39113	10.6	August 18, 2021
10.26+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.27+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.28+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.29+	BlackSky Holdings, Inc. 2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.30+	Spaceflight, Inc. Amended and Restated 2011 Equity Incentive Plan Assumed by Spaceflight Industries	S-8	333-261778	4.9	December 20, 2021
10.31+	Form of Restricted Stock Award Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.32+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.33+	Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2021
10.34+	Separation Agreement and Release, by and between Johan Broekhuysen and BlackSky Technology Inc.,	10-Q	001-39113	10.3	August 10, 2022
10.35+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.36†	NRO Contract, dated May 23, 2022, by and between National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.37	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022

10.38	Form of Securities Purchase Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.1	March 9, 2023
10.39	Form of Registration Rights Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
16.1	Letter from Marcum LLP to the SEC, dated September 14, 2021	8-K	001-39113	16.1	September 15, 2021
21.1	List of Subsidiaries	10-K	001-39113	21.1	March 23, 2023
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.	10-K	001-39113	23.1	March 23, 2023
24.1	Power of Attorney (included in signature pages to the 10-K)	10-K	001-39113	24.1	March 23, 2023
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.1	March 23, 2023
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.2	March 23, 2023
31.3	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	32.1	March 23, 2023
32.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	10-K	001-39113	32.2	March 23, 2023
101.INS	Inline XBRL Instance Document	10-K	001-39113	101.INS	March 23, 2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-39113	101.SCH	March 23, 2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-39113	101.CAL	March 23, 2023
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-39113	101.DEF	March 23, 2023
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-39113	101.LAB	March 23, 2023

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-39113	101.PRE	March 23, 2023
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________
+    Indicates management contract or compensatory plan.
†  Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

Item 16.        Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackSky Technology Inc.

Date:	March 31, 2023	By:	/s/ Brian O’Toole
Brian O’Toole
President and Chief Executive Officer (

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

Date: March 31, 2023
By:    /s/ Brian O’Toole___________________
    Brian O’Toole
    President and Chief Executive Officer
    (Principal Executive Officer)

Exhibit 31.4
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
EXCHANGE ACT RULE 13a-14(a)

I, Henry Dubois, certify that:

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

Date: March 31, 2023
By:    /s/ Henry Dubois_________________
    Henry Dubois
    Chief Financial Officer
    (Principal Financial Officer)