Form 10-Q
period 2023-03-31
BlackSky Technology Inc.
filed 2023-05-10
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 8, 2023, there were 139,333,003 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

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
• our estimates of market growth, future revenue, expenses, including stock-based compensation expense, cash flows, capital requirements and additional financing;
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
• the effect of COVID-19 on the foregoing; and
• other factors including but not limited to those detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed by us with the Securities and Exchange Commission (the “SEC”) on March 23, 2023.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,964	$34,181
Restricted cash	2,835	2,835
Short-term investments	11,792	37,982
Accounts receivable, net of allowance of $0 and $0, respectively	9,059	3,112
Prepaid expenses and other current assets	4,295	4,713
Contract assets	6,442	5,706
Total current assets	91,387	88,529
Property and equipment - net	87,377	71,584
Operating lease right of use assets - net	3,343	3,586
Goodwill	9,393	9,393
Investment in equity method investees	5,814	5,285
Intangible assets - net	1,778	1,918
Satellite procurement work in process	39,581	50,954
Other assets	2,576	2,841
Total assets	$241,249	$234,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,571	$14,368
Amounts payable to equity method investees	2,377	3,728
Contract liabilities - current	3,873	6,783
Other current liabilities	4,033	2,048
Total current liabilities	20,854	26,927
Liability for estimated contract losses	641	714
Long-term contract liabilities	68	109
Operating lease liabilities	3,082	3,132
Derivative liabilities	21,298	5,113
Long-term debt - net of current portion	76,332	76,219
Other liabilities	69	2
Total liabilities	122,344	112,216
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 139,257 and 121,938 shares; outstanding, 136,839 shares and 119,508 shares as of March 31, 2023 and December 31, 2022, respectively.	14	12
Additional paid-in capital	681,317	666,973
Accumulated deficit	(562,426)	(545,111)
Total stockholders’ equity	118,905	121,874
Total liabilities and stockholders’ equity	$241,249	$234,090

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Imagery & software analytical services	$15,760	$7,370
Professional & engineering services	2,637	6,526
Total revenue	18,397	13,896
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,699	3,578
Professional & engineering service costs, excluding depreciation and amortization	2,779	7,377
Selling, general and administrative	18,949	22,540
Research and development	216	146
Depreciation and amortization	9,655	7,391
Operating loss	(16,901)	(27,136)
Gain on derivatives	1,531	8,140
Income on equity method investment	529	257
Interest income	435	—
Interest expense	(1,853)	(1,255)
Other (expense) income, net	(943)	2
Loss before income taxes	(17,202)	(19,992)
Income tax expense	(113)	—
Net loss	(17,315)	(19,992)
Other comprehensive income	—	—
Total comprehensive loss	$(17,315)	$(19,992)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.14)	$(0.17)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	119,508	$12	$666,973	$(545,111)	$121,874
Stock-based compensation	—	—	3,214	—	3,214
Issuance of common stock upon exercise of stock options	129	—	3	—	3
Issuance of common stock upon vesting of restricted stock awards	11	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	787	—	—	—	—
Issuance of common stock	16,404	2	11,127	—	11,129
Net loss	—	—	—	(17,315)	(17,315)
Balance as of March 31, 2023	136,839	$14	$681,317	$(562,426)	$118,905

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$(470,909)	$179,620
Stock-based compensation	—	—	10,862	—	10,862
Issuance of common stock upon exercise of stock options	404	—	17	—	17
Issuance of common stock upon vesting of restricted stock awards	129	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,816	1	—	—	1
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	(1,874)	—	(3,616)	—	(3,616)
Net loss	—	—	—	(19,992)	(19,992)
Balance as of March 31, 2022	117,927	$12	$657,781	$(490,901)	$166,892

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,315)	$(19,992)
Depreciation and amortization expense	9,655	7,391
Operating lease right of use assets amortization	446	389
Bad debt expense	—	6
Stock-based compensation expense	3,012	10,240
Amortization of debt discount and issuance costs	113	502
Gain on equity method investment	(529)	(257)
Gain on disposal of property and equipment	(22)	—
Gain on derivatives	(1,531)	(8,140)
Interest income	(156)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,947)	(2,868)
Contract assets - current and long-term	(591)	(1,187)
Prepaid expenses and other current assets	462	1,220
Other assets	(8)	(5)
Accounts payable and accrued liabilities	(2,966)	1,533
Other current liabilities	1,732	(585)
Contract liabilities - current and long-term	(2,951)	694
Liability for estimated contract losses	(73)	(2,428)
Other liabilities	67	811
Net cash used in operating activities	(16,602)	(12,676)
Cash flows from investing activities:
Purchase of property and equipment	(2,874)	(1,926)
Satellite procurement work in process	(12,926)	(11,499)
Purchase of short-term investments	(11,792)	—
Proceeds from maturities of short-term investments	38,110	—
Net cash provided by (used in) investing activities	10,518	(13,425)
Cash flows from financing activities:
Proceeds from private placement, net of equity issuance costs	29,432	—
Proceeds from options exercised	3	17
Payments for deferred offering costs	(552)	—
Payments of transaction costs related to derivative liabilities	(16)	—
Withholding tax payments on vesting of restricted stock units	—	(3,616)
Net cash provided by (used in) financing activities	28,867	(3,599)
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,783	(29,700)
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104
Cash, cash equivalents, and restricted cash – end of period	$59,799	$138,404
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2023	2022

Cash and cash equivalents	$56,964	$135,886
Restricted cash	2,835	2,518
Total cash, cash equivalents, and restricted cash	$59,799	$138,404

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$4,130	$6,721
Capitalized stock-based compensation	202	622
Capitalized interest for property and equipment placed into service	220	—
Accretion of short-term investments' discounts and premiums	156	—
Equity issuance costs accrued but not paid	588	—
Deferred offering costs accrued but not paid	31	—
Transaction costs related to derivative liabilities accrued but not paid	888	—
Satellite procurement costs included in settlement with LeoStella	36	—
Proceeds from sale of property and equipment accrued but not received	24	—
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a leading provider of real-time geospatial intelligence. The Company owns and operates one of the industry's leading high-performance low earth orbit small satellite constellations. The constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when customers need it. BlackSky’s Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet of Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary artificial intelligence ("AI") and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI’s data and analytics through easy-to-use web services or through platform application programming interfaces.
As of March 31, 2023, BlackSky had 16 satellites in commercial operation. BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella and X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors of which BlackSky owns less than 20%, as equity method investments (see Note 6).
On March 8, 2023, the Company completed the closing of a private placement whereby the Company issued 16.4 million shares of the Company’s Class A common stock as well as warrants to purchase up to an additional 16.4 million shares of Class A common stock. The purchase price of each share and associated warrant was $1.79. The aggregate gross proceeds to the Company from the private placement were $29.4 million before deducting the placement agent fees and other offering expenses payable by the Company. See Note 8 for information regarding the issuance of the private placement warrants.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In addition, the unaudited condensed consolidated financial statements include the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investment, with recorded losses limited to the carrying value of the Company’s investment. All intercompany transactions and balances have been eliminated upon consolidation.
Effective January 1, 2022, the Company reorganized its captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the three months ended March 31, 2022, the amounts presented to reflect the impact of the reorganization have been recasted. This resulted in a $2.4 million reclassification between imagery & software analytical services revenue and professional & engineering services revenue and a $2.3 million reclassification between imagery & software analytical service costs, excluding depreciation and amortization and professional & engineering service costs, excluding depreciation and amortization in the Company's unaudited condensed consolidated statements of operations and comprehensive loss.

As previously disclosed in the Company's Form 10-K for the year ended December 31, 2022, effective January 1, 2022, the Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases, using the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-Q. In accordance with the adoption on a modified retrospective basis, comparative periods prior to the effective date were adjusted, resulting in a $4 thousand change to selling, general and administrative for the three months ended March 31, 2022.
The Company made one disclosure related to 2022 that was previously undisclosed. The disclosure relates to payments made to Thales Alenia Space in Note 13 – Related Party Transactions. The Company believes the disclosure is immaterial to the 2022 consolidated financial statements.
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

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of March 31, 2023 and December 31, 2022, the Company’s short-term investments had a carrying value of $11.8 million and $38.0 million, respectively, which represents amortized cost, and an aggregate fair value of $11.8 million and $37.9 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy. The gross unrecognized holding losses as of March 31, 2023 and December 31, 2022 were $0 and $0.1 million, respectively; the gross unrecognized holding gains as of March 31, 2023 and December 31, 2022 were $4 thousand and $0, respectively.

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
In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), the Company uses the five-step model of identifying the contract with a customer, identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied, which can require the application of significant judgment, as further discussed below.
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of March 31, 2023.

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
Our analytics services are also offered on a subscription or consumption basis and provide customers with access to our site monitoring, event monitoring and global data services. Software analytical services revenue derived from data, software, and analytics is recognized from the rendering of analytical and monitoring services over time on a firm fixed price basis, or at the point in time the customer receives access to an analytic product.

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

The Company also develops and delivers advanced launch vehicle, satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These systems are sold to government customers under fixed price contracts. The Company generally recognizes revenue over time using the cost-to-cost method to measure progress, pursuant to which the extent of progress towards completion is measured based on the ratio of costs incurred to date to the EAC. The estimation of total estimated costs at completion is subject to many variables and requires judgment. The Company recognizes changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of profitability for a performance obligation indicates a probable anticipated loss, the Company recognizes the total loss for the performance obligation in the period it is identified. Changes in estimates related to contracts accounted for using the cost-to-cost measure of progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. For the three months ended March 31, 2023 and 2022, the Company recognized $0.4 million and $1.2 million, respectively, of unfavorable cumulative adjustments to revenue directly from estimated cost increases on two professional and engineering services contracts (see Note 5). All, or a portion, of this cumulative adjustment will be recognized in future revenue as the percentage of completion increases over time. During the three months ended March 31, 2023, there was no revenue recognized from performance obligations satisfied in previous period~~s~~.

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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. (“Legacy BlackSky”). Osprey pre-Merger class B common shares were exchanged for shares of the Company’s class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2023. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Warrant Liability
In October 2019, Osprey, BlackSky's predecessor company and special purpose acquisition company, issued 15.8 million public warrants and 8.3 million private placement warrants in connection with its public offering. In March 2023, the Company issued 16.4 million private placement warrants in connection with a private placement of shares of Class A common stock and accompanying warrants (see Note 8 and Note 10). The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The Company accounted for the warrants issued in

October 2019 and March 2023 in accordance with the guidance contained in ASC 815-40-55-2, as liabilities at their fair value.
As of March 31, 2023, the Company’s unaudited condensed consolidated balance sheets included liability classified warrants, reported as derivative liabilities. The fair value of the public warrants was estimated as of March 31, 2023 using the public warrants’ quoted market price. The October 2019 and March 2023 private placement warrants were valued using a Black-Scholes option pricing model for initial and subsequent measurements. The liabilities associated with the public warrants and the private placement warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant options in the three months ended March 31, 2023. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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
Expected Term. For options granted in 2021 and 2022, since there was not a history of option exercises as a public company, the Company considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
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

Transaction Costs
Transaction costs consist of legal fees, accounting fees, placement agent fees, and other third-party costs related directly to the March 2023 private placement. Upon the closing of the March 2023 private placement, transaction costs that had been incurred were allocated to the components of the transaction based on their relative fair market value, including common equity and equity warrants classified as derivatives and, as such, based on our allocation, were either expensed in the unaudited condensed consolidated statements of operations or comprehensive loss and recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets.

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
Effective January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this update are primarily for entities holding financial assets and net investment leases measured under an incurred loss impairment methodology. The new methodology reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which includes losses on trade accounts receivable. This ASU was applied on a modified retrospective basis. There were no material impacts to the consolidated financial statements upon adoption.

4. Revenue
Disaggregation of Revenue
The Company earns revenue through the sale of imagery and software analytical services and professional and engineering services. The Company’s management primarily disaggregates revenue as follows: (i) imagery; (ii) data, software and analytics; (iii) engineering services; and (iv) professional services. This disaggregation allows the Company to evaluate market trends in certain imagery and software analytical services and professional and engineering services. These offerings currently have both recurring and non-recurring price attributes, particularly the professional and engineering services offerings.

The following table disaggregates revenue by type for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Imagery	$12,912	$3,610
Data, software and analytics	2,848	3,760
Engineering services	9	4,124
Professional services	2,628	2,402
Total revenue	$18,397	$13,896
The approximate revenue based on geographic location of customers is as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
North America	$14,019	$11,147
Middle East	1,525	594
Asia	2,625	1,994
Other	228	161
Total revenue	$18,397	$13,896
Revenue from significant customers for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
U.S. federal government and agencies	$13,670	$11,063
International governments	4,383	2,745
Commercial and other	344	88
Total revenue	$18,397	$13,896
As of March 31, 2023 and December 31, 2022, accounts receivable consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
U.S. federal government and agencies	$8,692	$2,540
International government	187	261
Commercial and other	180	311
Total accounts receivable	$9,059	$3,112
Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The

Company's backlog excludes unexercised contract options. As of March 31, 2023, the Company had $243.7 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $50.5 million, $26.4 million, and $166.8 million in the nine months ended December 31, 2023, fiscal year 2024, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Contract assets - current:
Unbilled revenue	$6,442	$5,706
Total contract assets - current	$6,442	$5,706

Contract assets - long-term:
Unbilled revenue - long-term	$920	$1,287
Contract assets - long-term	903	681
Total contract assets - long-term(1)	$1,823	$1,968

Contract liabilities - current:
Deferred revenue - short-term	$3,873	$6,783
Total contract liabilities - current	$3,873	$6,783

Contract liabilities - long-term:
Other contract liabilities - long-term	$68	$109
Total contract liabilities - long-term	$68	$109
(1) Total contract assets - long term is included in other assets in the unaudited condensed consolidated balance sheets.
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

Changes in short-term and long-term contract assets and contract liabilities for the three months ended March 31, 2023 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2023	$7,674	$6,892
Billings or revenue recognized that was included in the beginning balance	(892)	(3,707)
Changes in contract assets or contract liabilities, net of reclassification to receivables	1,261	354
Cumulative catch-up adjustment arising from changes in estimates to complete	—	444
Cumulative catch-up adjustment arising from contract modification	—	(1)
Changes in costs to fulfill and amortization of commission costs	222	—
Changes in contract commission costs	—	(41)
Balance on March 31, 2023	$8,265	$3,941

6. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the three months ended March 31, 2023 or 2022.
LeoStella's revenue from related parties was $13.0 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company had differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $2.5 million and $2.6 million as of March 31, 2023 and 2022, respectively. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.
The following tables present summarized financial information for the Company’s investments in LeoStella and X-Bow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Summarized statements of operations	2023	2022
	(in thousands)
Revenue	$15,180	$16,733
Net (loss) income	(2,403)	101

7. Property and Equipment - net
The following summarizes property and equipment - net as of:

	March 31,	December 31,
	2023	2022
	(in thousands)
Satellites	$138,598	$116,219
Software	10,161	8,503
Software development in process	3,793	2,942
Computer equipment	2,043	1,996
Office furniture and fixtures	475	674
Other equipment	631	631
Site equipment	2,680	2,558
Total	158,381	133,523
Less: accumulated depreciation	(71,004)	(61,939)
Property and equipment — net	$87,377	$71,584

8. Equity Warrants Classified as Derivative Liabilities

Warrant Issuances
In March 2023, the Company completed the closing of a private placement whereby the Company issued warrants to purchase up to 16.4 million shares of Class A common stock.
The purchase price of each share and associated warrant was $1.79. Including the issuance of Company’s Class A common stock (see Note 10), the aggregate gross proceeds to the Company from the private placement were $29.4 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the private placement for general corporate purposes, including working capital.
The warrants have an exercise price of $2.20 per share of Class A common stock, and are exercisable beginning on September 8, 2023 until September 8, 2028. The March 2023 private placement warrants provide that a holder of warrants will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that each holder may increase or decrease the beneficial ownership limitation by giving notice to the Company; but not to any percentage in excess of 9.99%.
The Company incurred transaction costs which consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the March 2023 private placement. The transaction costs of $0.9 million related to the 2023 private placement warrants were included in other (expense) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.
The Company also has approximately 24.1 million additional outstanding warrants, including 15.8 million public warrants and 8.3 million private placement warrants, issued by Osprey, our predecessor company, in 2019 in connection with its initial public offering as a special purpose acquisition company. The 2019 warrants are each exercisable for one share of the Company's Class A common stock.

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the

Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 14). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of March 31, 2023 and December 31, 2022.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at March 31, 2023:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	(Gain) loss in value for the three months ended March 31, 2023	Fair Value at March 31, 2023
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$(797)	$2,894
Private Placement Warrants - Issued October 2019	4,163	11.50	18.00	9/9/2026	Liability	(84)	958
Private Placement Warrants - Issued October 2019	4,163	20.00	18.00	9/9/2026	Liability	(83)	541
Private Placement Warrants - Issued March 2023	16,404	2.20	N/A	9/8/2028	Liability	2,625	15,091
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

9. Other (Expense) Income

	Three months ended March 31,
	2023	2022
	(in thousands)
Transaction costs associated with derivative liabilities	$(905)	$—
Other	(38)	2
	$(943)	$2

10. Stockholders’ Equity
On March 8, 2023, the Company completed the closing of a private placement whereby the Company issued 16,403,677 shares of the Company’s Class A common stock as well as warrants to purchase up to an additional 16,403,677 shares of Class A common stock (see Note 8). The purchase price of each share and associated warrant was $1.79. The aggregate gross proceeds to the Company from the private placement were $29.4 million before deducting the placement agent fees and other offering expenses payable by the Company.
The Company incurred transaction costs, which consisted of legal fees, accounting fees, placement agent fees, and other third-party costs related directly to the March 2023 private placement. Upon the closing of the March 2023 private placement, $0.6 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets, and as a reduction to the proceeds from the transaction in the unaudited condensed consolidated statements of cash flows.

11. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands except per share information)
Net loss available to common stockholders	$(17,315)	$(19,992)

Basic and diluted net loss per share	$(0.14)	$(0.17)

Shares used in the computation of basic and diluted net loss per share	124,144	115,479
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Restricted Class A common stock	46	207
Class A common stock warrants	1,770	1,770
Stock options	8,163	4,607
Restricted stock units	7,050	7,106
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	8,325
Sponsor Shares	2,372	2,372

12. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below. Effective January 1, 2022, the Company reorganized its captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the three months ended March 31, 2022, the amounts presented to reflect the impact of the reorganization have been recasted.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$93	$256
Professional & engineering service costs, excluding depreciation and amortization	182	665
Selling, general and administrative	2,737	9,319
Total stock-based compensation expense	$3,012	$10,240
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.2 million and $0.6 million during the three months ended March 31, 2023 and

2022, respectively. These amounts are included in property, plant, and equipment - net in the unaudited condensed consolidated balance sheets.

13. Related Party Transactions
A summary of the Company’s related party transactions during the three months ended March 31, 2023 is presented below:

			Amount Due to Related Party as of
			March 31,	December 31,
			2023	2022
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$20,787	$20,787
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	56,345	56,345

					Amount Due to Related Party as of
			Total Payments in the three months ended March 31,		March 31,	December 31,
	Nature of Relationship		2023	2022	2023	2022
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$5,519	$9,697	$2,377	$3,728
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of March 31, 2023, the Company had a less than 20% investment in X-Bow and had one Board seat. The Company has engaged X-Bow to develop a rocket for the Company.	—	—	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	83	167	42	—
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	3,464	1,892	—	693
In January 2023, the Company finalized a settlement agreement with LeoStella whereby the Company agreed to pay certain outstanding invoices of $1.4 million and LeoStella agreed to purchase certain satellite testing equipment from the Company for $1.0 million. In February 2023, the Company paid LeoStella $0.4 million, the net amount due under the agreement.
Interest on the term loan facility is accrued and is due semi-annually. No significant interest payments were made in the three months ended March 31, 2023 or 2022. The Company had interest due to related parties of $2.9 million and $1.2 million included in other current liabilities as of March 31, 2023 and December 31, 2022, respectively.

14. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

March 31, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,894	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,499
Private Placement Warrants - Issued March 2023	—	—	15,091
Sponsor Shares	—	—	1,814
	$2,894	$—	$18,404

December 31, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,097	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,332
Sponsor Shares	—	—	1,684
	$2,097	$—	$3,016
The carrying values of the following financial instruments approximated their fair values as of March 31, 2023 and December 31, 2022 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2023 or 2022.
Changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2022 of $3.9 million included the Sponsor Shares and private placement warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2023:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance, January 1, 2023	$1,684	$1,332	$—
Liability recorded at fair value	—	—	17,716
Loss (gain) from changes in fair value	130	167	(2,625)
Balance, March 31, 2023	$1,814	$1,499	$15,091
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $68.3 million and $73.2 million as of March 31, 2023 and December 31, 2022, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

15. Commitments and Contingencies

Legal Proceedings
From time to time, the Company may become involved in various claims and legal proceedings arising in the ordinary course of business, which, by their nature, are inherently unpredictable. The Company is not currently a party to any material claims or legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Compliance with Debt Covenants
As of March 31, 2023, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of March 31, 2023.

16. Concentrations, Risks, and Uncertainties
For the three months ended March 31, 2023 and 2022, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $13.6 million and $8.0 million, respectively. Accounts receivable related to these customers as of March 31, 2023 and December 31, 2022 was $7.4 million and $0, respectively.
Revenue from the U.S. federal government and agencies was $13.7 million and $11.1 million for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable related to U.S. federal government and agencies was $8.7 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of March 31, 2023 and 2022, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible account.

17. Subsequent Events
On May 9, 2023, BlackSky and its subsidiaries entered into the Second Amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, dated October 31, 2019 and previously amended on September 9, 2021.
The Amendment amends the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date; (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA of our Annual Report on Form 10-K filed with the SEC on March 23, 2023. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky”, “the Company”, “we”, “us” and “our” refer to the business and operations of BlackSky Technology Inc. and its consolidated subsidiaries and BlackSky Holdings, Inc. ("Legacy BlackSky") and its consolidated subsidiaries prior to the completion of its merger on September 9, 2021 with a wholly owned subsidiary of Osprey Technology Acquisition Corp (the "Merger").

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations in the world. With sixteen satellites in orbit as of March 31, 2023, our constellation is able to image certain locations every 60 to 90 minutes, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from many of our competitors, who are primarily dedicated to mapping the entirety of the Earth on a routine basis. Our differentiated approach to space enables us to deliver highly targeted and valuable intelligence with a smaller constellation fleet that has the added benefit of greater operating and capital efficiencies.
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
We also provide technology enabled professional service solutions to support customer-specific feature request and to support the integration, testing, and training of our imagery and software analytical services into the customer's organizational processes and workflows. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms.
We expect continued meaningful contribution from our professional and engineering services revenue. The expected increase in revenue will be primarily from commencing contracts with existing U.S. and international defense and intelligence customers for whom we need to perform development work prior to the implementation of their subscription service contracts.
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
Operating Expenses
Our operating expenses are incurred from the following categories:
•Selling, general, and administrative expense consists of salaries and benefit costs, development costs, professional fees, and other expenses which includes other personnel-related costs, stock-based compensation expenses for those employees who generally support our business and operations, and occupancy costs. Our development costs include internal labor costs to design and plan critical real-time software and geospatial analytic solutions and solution enhancements, including mapping, analysis, site target monitoring, and news feeds.
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
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Effective January 1, 2022, the Company reorganized its captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the three months ended March 31, 2022, the amounts presented to reflect the impact of the reorganization have been recasted. Period to period comparisons are not necessarily indicative of future results. The following table provides the components of results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$15,760	$7,370	$8,390	113.8%
Professional & engineering services	2,637	6,526	(3,889)	(59.6)%
Total revenue	18,397	13,896	4,501	32.4%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,699	3,578	121	3.4%
Professional & engineering service costs, excluding depreciation and amortization	2,779	7,377	(4,598)	(62.3)%
Selling, general and administrative	18,949	22,540	(3,591)	(15.9)%
Research and development	216	146	70	47.9%
Depreciation and amortization	9,655	7,391	2,264	30.6%
Operating loss	(16,901)	(27,136)	10,235	37.7%
Gain on derivatives	1,531	8,140	(6,609)	(81.2)%
Income on equity method investment	529	257	272	105.8%
Interest income	435	—	435	NM
Interest expense	(1,853)	(1,255)	(598)	(47.6)%
Other (expense) income, net	(943)	2	(945)	NM
Loss before income taxes	(17,202)	(19,992)	2,790	14.0%
Income tax expense	(113)	—	(113)	NM
Net loss	$(17,315)	$(19,992)	$2,677	13.4%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$15,760	$7,370	$8,390	113.8%
% of total revenue	85.7%	53.0%

Professional & engineering services revenue	2,637	6,526	(3,889)	(59.6)%
% of total revenue	14.3%	47.0%

Total revenue	$18,397	$13,896	$4,501	32.4%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue significantly increased for the three months ended March 31, 2023, as compared to the same period in 2022, driven by increased imagery and analytics orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers.
Professional and Engineering Services Revenue
Professional and engineering services revenue decreased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a lower quarterly percentage of completion achieved in two engineering services contracts as a result of an increase in the program's maturity year-over-year.

Costs and Expenses

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,699	$3,578	$121	3.4%
Professional & engineering service costs, excluding depreciation and amortization	2,779	7,377	(4,598)	(62.3)%
Total costs	$6,478	$10,955	$(4,477)	(40.9)%

Imagery and Software Analytical Service Costs
Imagery and software analytical service costs increased slightly for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increased data volumes and maintaining the growth of our satellite and ground stations networks.
Professional and Engineering Service Costs
Professional and engineering service costs decreased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to fewer costs incurred on two engineering services contracts, driven by an increase in the programs' maturity year-over-year. In addition, we experienced a decrease in unfavorable changes in our estimate to complete on two engineering services contracts in 2023 as compared to the prior year. The estimation of total costs to complete on long-term projects are subject to many variables and requires judgment and we may have future changes in estimates, which may have an impact on professional and engineering service costs and associated revenues.

Selling, General, and Administrative

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$2,737	$9,319	$(6,582)	(70.6)%
Salaries and benefit costs	10,110	7,901	2,209	28.0%
Development costs	347	172	175	101.7%
Professional fees	1,100	1,318	(218)	(16.5)%
Information technology and other administrative expenses	2,215	1,088	1,127	103.6%
Selling and marketing	827	946	(119)	(12.6)%
Rent expense	778	558	220	39.4%
Insurance	835	1,238	(403)	(32.6)%
Selling, general and administrative	$18,949	$22,540	$(3,591)	(15.9)%

Selling, general, and administrative expenses decreased during the three months ended March 31, 2023 as compared to the same period in 2022. Stock-based compensation expense decreased approximately $6.6 million related to the vesting of a significant number of restricted stock units ("RSUs") in 2022. Salaries and payroll-related benefits increased due to headcount growth in sales, software engineers, and administrative functions. In addition, our information technology and other administrative expenses increased due to additional costs to support a larger employee base and increased travel as we built out our sales organization and our employees attended industry conferences.

The following is our forecast for total RSU expense as of March 31, 2023, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2023	$6,019
2024	4,162
2025	3,155
2026	1,249
2027	9
$14,594
Research and Development

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Research and development	$216	$146	$70	47.9%

Research and development expense increased for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was driven by contracting third-party vendors who fulfill our strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Depreciation of satellites	$8,474	$7,103	$1,371	19.3%
Depreciation of all other property and equipment	1,041	148	893	603.4%
Amortization	140	140	—	—%
Depreciation and amortization	$9,655	$7,391	$2,264	30.6%
Depreciation expense from satellites increased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by increased satellites in service.
Depreciation expense from all other property and equipment increased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by capitalization of software and additional computer equipment that was placed into service.
Amortization expense remained flat for the three months ended March 31, 2023 as compared to the same period in 2022.

Non-Operating Expenses

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Gain on derivatives	1,531	8,140	(6,609)	(81.2)%
Income on equity method investment	529	257	272	105.8%
Interest income	435	—	435	NM
Interest expense	(1,853)	(1,255)	(598)	(47.6)%
Other (expense) income, net	(943)	2	(945)	NM
•NM - Fluctuation in terms of percentage change is not meaningful.

Gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities and measure at fair value are significantly driven by our common stock price; these instruments generated gains during the three months ended March 31, 2023 and March 31, 2022.
Income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella.
Interest income
Interest income increased during the three months ended March 31, 2023 as a result of our short-term investments purchased in the second quarter of 2022.

Interest expense
Interest expense increased during the three months ended March 31, 2023 as a result of a higher effective interest rate on our loans from related parties.
Other (expense) income, net
For the three months ended March 31, 2023, other income (expense), net primarily included $0.9 million of transaction costs associated with new warrants that are accounted for as derivative liabilities.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, management utilizes certain non-GAAP performance measures, such as Adjusted EBITDA for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. Our management and board of directors believe that this non-GAAP operating measure, when reviewed collectively with our GAAP financial information, provides useful supplemental information to investors in assessing our operating performance.
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, severance, income on equity method investment, investment loss on short-term investments, and transaction costs associated with equity instruments accounted for as derivative liabilities. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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

The table below reconciles our Net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(17,315)	$(19,992)
Interest income	(435)	—
Interest expense	1,853	1,255
Income tax expense	113	—
Depreciation and amortization	9,655	7,391
Stock-based compensation expense	3,012	10,240
Gain on derivatives	(1,531)	(8,140)
Income on equity method investment	(529)	(257)
Transaction costs associated with derivative liabilities	905	—
Severance	88	—
Investment loss on short-term investments	55	—
Adjusted EBITDA	$(4,129)	$(9,503)

Liquidity and Capital Resources
As of March 31, 2023, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $57.0 million and $34.2 million as of March 31, 2023 and December 31, 2022, respectively, and our short-term investments totaled $11.8 million and $38.0 million as of March 31, 2023 and December 31, 2022, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of March 31, 2023, we had an accumulated deficit of $562.4 million.
Our short-term liquidity as of March 31, 2023 was comprised of the following:

(in thousands)
Cash and cash equivalents	$56,964
Restricted cash(1)	2,835
Short-term investments(2)	11,792
$71,591
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

Short-Term Liquidity Requirements
As of March 31, 2023, our current assets were approximately $91.4 million, consisting primarily of cash and cash equivalents, restricted cash, short-term investments, trade receivables, prepaid expenses and other current assets, and contract assets.
As of March 31, 2023, our current liabilities were approximately $20.9 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(16,602)	$(12,676)	$(3,926)
Net cash provided by (used in) investing activities(1)	10,518	(13,425)	23,943
Net cash provided by (used in) financing activities	28,867	(3,599)	32,466
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,783	(29,700)	52,483
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104	(131,088)
Cash, cash equivalents, and restricted cash – end of period(2)	$59,799	$138,404	$(78,605)
(1) Includes purchase of $11.8 million of short-term investments not categorized as cash
(2) $11.8 million of short-term investments are not classified as cash, cash equivalents, or restricted cash. Our short-term liquidity at March 31, 2023 was $71.6 million

Operating activities
For the three months ended March 31, 2023, net cash used in operating activities was approximately $16.6 million. The contributor to the increase in cash used during the three months ended March 31, 2023 was the increase in cash used for working capital, which was partially offset by the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, and other non-cash items in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in cash used for working capital was the result of delayed cash receipts from our largest customers as we restructured our banking relationships with new and existing financial institutions. The operating loss decrease in the three months ended March 31, 2023 was primarily due to increased imagery and analytics revenue.

Investing activities
The net cash provided by investing activities was due to the redemption and maturity of $38.1 million of our short-term investments in corporate debt and governmental securities, partially offset by similar purchases of $11.8 million at a new financial institution. We continue to have significant cash outflows for satellite procurement and launch related services. Cash paid for the procurement of satellites and other launch-related costs increased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the launch of two additional Gen-2 satellites.

We also continue to incur labor costs for internally developed capitalized software as we add innovative new services and tools to our Spectra AI platform.

Financing activities
The most significant impact in the change in cash flows from financing activities in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is receipt of the $29.4 million proceeds from our March 2023 private placement of equity and accompanying warrants, of which $17.7 million was allocated to the private placement warrants. In addition, we incurred $0.6 million in payments for deferred offering costs during the three months ended March 31, 2023.

Critical Accounting Estimates
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
Identifying the contract with customer, identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.

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
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our unaudited condensed consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
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
Determination of when Performance Obligations are Satisfied
Imagery revenue is recognized ratably over the subscription period or at the point in time the customer receives access to the imagery. Software analytical services revenue derived from data, software, and analytics is recognized from the rendering of analytical and monitoring services over time on a firm-fixed price basis, or at the point in time the customer receives access to an analytic product. Professional and engineering services revenue is generated from both time and materials basis contracts and firm-fixed price service solutions contracts and firm-fixed price long-term engineering and construction contracts. Due to the long-term nature of our engineering and construction contracts, we generally recognize revenue over time using a cost-to-cost measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires judgment. We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
Equity valuations impact various amounts and accounting conclusions reflected in our unaudited condensed consolidated financial statements, inclusive of the recognition of equity-based compensation and warrant valuations. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the common stock that comprise our capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
We have equity and equity-based awards available for issuance under our 2021 Equity Incentive Plan ("2021 Plan"), 2014 stock incentive plan, and 2011 stock incentive plan. Awards issued include stock options, restricted stock awards (“RSAs”), and RSUs. Awards under these Plans were approved by the board of directors, and awards that have been canceled, forfeited, or expired are available for issuance in connection with our 2021 Plan.
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
Stock Option and Class A Common Stock Warrant Valuations
We use the Black-Scholes option-pricing model to value all options and Class A common stock warrants. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires the application of significant assumptions, such as the fair value of our Class A common stock, the estimated term of the options, risk-free interest rates, the expected volatility of the price of our Class A common stock, and an expected dividend yield. Each of these assumptions is subjective, requires significant judgment, and is based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation related to future awards may differ significantly, as compared with awards previously granted.
We have largely moved towards granting RSUs to the bulk of our employees, for which the grant date fair value is equal to the trading price fair value of the Class A common stock on the date of grant. For stock options, which are primarily granted to certain management employees, we use the following inputs under Black-Scholes as follows:
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
Expected Term—For options granted since 2021, as there is not a significant history of option exercises as a public company, we considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021 when we were a private company, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

Private Placement Warrants and Sponsor Shares
We have classified the private placement warrants issued in October 2019 and March 2023 and Sponsor Shares as long-term liabilities in our unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The private placement warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the Merger and the private placement warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain on derivatives on our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.

The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the expected stock volatility includes both BlackSky's Class A common stock and public warrant historical volatility as well as the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

ITEM 1A. RISK FACTORS
For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2022 and filed by us with the SEC on March 23, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2023 we completed the closing of a private placement pursuant to the terms and conditions of a securities purchase agreement dated March 6, 2023 by and among the Company and certain institutional and accredited investors. At the closing of the 2023 private placement, we issued and sold to the investors 16,403,677 shares of our Class A common stock and 16,403,677 accompanying warrants.

The purchase price of each share and associated warrant was $1.79. The aggregate gross proceeds to us from the 2023 private placement were $29.4 million, before deducting placement agent fees equal to 4.21% of the gross proceeds from the private placement, and other offering expenses payable by us. The warrants have an exercise price of $2.20 per share, and are exercisable beginning on September 8, 2023, through September 8, 2028. We intend to use the net proceeds from the 2023 private placement for general corporate purposes, including working capital.

The issuance of shares and warrants in the 2023 private placement was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On May 9, 2023, BlackSky and its subsidiaries entered into the Second Amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, dated October 31, 2019 and previously amended on September 9, 2021.
The Amendment amends the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date; (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment, which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
4.1	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1†	Form of Securities Purchase Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.1	March 9, 2023
10.2	Form of Registration Rights Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.3
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 9, 2023 by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC
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
† Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.
* This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2023	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Vice President and Controller
(Principal Accounting Officer)