Form 10-Q
period 2023-06-30
BlackSky Technology Inc.
filed 2023-08-09
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023, there were 140,824,094 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

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
• our ability to grow our imagery and software analytical services revenue;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,100	$34,181
Restricted cash	1,835	2,835
Short-term investments	16,578	37,982
Accounts receivable, net of allowance of $0 and $0, respectively	7,375	3,112
Prepaid expenses and other current assets	3,618	4,713
Contract assets	8,643	5,706
Total current assets	79,149	88,529
Property and equipment - net	81,606	71,584
Operating lease right of use assets - net	2,572	3,586
Goodwill	9,393	9,393
Investment in equity method investees	5,869	5,285
Intangible assets - net	1,637	1,918
Satellite procurement work in process	44,587	50,954
Other assets	3,272	2,841
Total assets	$228,085	$234,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,790	$14,368
Amounts payable to equity method investees	2,231	3,728
Contract liabilities - current	3,154	6,783
Other current liabilities	1,178	2,048
Total current liabilities	17,353	26,927
Long-term contract liabilities	247	109
Operating lease liabilities	3,108	3,132
Derivative liabilities	32,396	5,113
Long-term debt - net of current portion	79,414	76,219
Other liabilities	7,022	716
Total liabilities	139,540	112,216
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 140,819 and 121,938 shares; outstanding, 138,409 shares and 119,508 shares as of June 30, 2023 and December 31, 2022, respectively.	14	12
Additional paid-in capital	684,388	666,973
Accumulated deficit	(595,857)	(545,111)
Total stockholders’ equity	88,545	121,874
Total liabilities and stockholders’ equity	$228,085	$234,090

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Imagery & software analytical services	$15,328	$10,172	$31,088	$17,542
Professional & engineering services	3,999	4,930	6,636	11,456
Total revenue	19,327	15,102	37,724	28,998
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,456	3,446	7,155	7,024
Professional & engineering service costs, excluding depreciation and amortization	5,070	6,340	7,849	13,717
Selling, general and administrative	18,768	17,743	37,717	40,283
Research and development	176	106	392	252
Depreciation and amortization	11,776	9,177	21,431	16,568
Operating loss	(19,919)	(21,710)	(36,820)	(48,846)
(Loss) gain on derivatives	(11,098)	(4,646)	(9,567)	3,494
Income on equity method investment	56	1,213	585	1,470
Interest income	648	178	1,083	178
Interest expense	(2,242)	(1,275)	(4,095)	(2,530)
Other expense, net	(867)	(42)	(1,810)	(40)
Loss before income taxes	(33,422)	(26,282)	(50,624)	(46,274)
Income tax expense	(9)	—	(122)	—
Net loss	(33,431)	(26,282)	(50,746)	(46,274)
Other comprehensive income	—	—	—	—
Total comprehensive loss	$(33,431)	$(26,282)	$(50,746)	$(46,274)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.24)	$(0.22)	$(0.39)	$(0.40)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	119,508	$12	$666,973	$(545,111)	$121,874
Stock-based compensation	—	—	3,214	—	3,214
Issuance of common stock upon exercise of stock options	129	—	3	—	3
Issuance of common stock upon vesting of restricted stock awards	11	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	787	—	—	—	—
Issuance of common stock, net of equity issuance costs	16,404	2	11,127	—	11,129
Net loss	—	—	—	(17,315)	(17,315)
Balance as of March 31, 2023	136,839	14	681,317	(562,426)	118,905
Stock-based compensation	—	—	2,488	—	2,488
Issuance of common stock upon exercise of stock options	95	—	2	—	2
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	668	—	—	—	—
Issuance of common stock, net of equity issuance costs	1,039	—	995	—	995
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(240)	—	(414)	—	(414)
Net loss	—	—	—	(33,431)	(33,431)
Balance as of June 30, 2023	138,409	$14	$684,388	$(595,857)	$88,545

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$(470,909)	$179,620
Stock-based compensation	—	—	10,862	—	10,862
Issuance of common stock upon exercise of stock options	404	—	17	—	17
Issuance of common stock upon vesting of restricted stock awards	129	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,816	1	—	—	1
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	(1,874)	—	(3,616)	—	(3,616)
Net loss	—	—	—	(19,992)	(19,992)
Balance as of March 31, 2022	117,927	12	657,781	(490,901)	166,892
Stock-based compensation	—	—	3,365	—	3,365
Issuance of common stock upon exercise of stock options	180	—	8	—	8
Issuance of common stock upon vesting of restricted stock awards	27	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	520	—	—	—	—
Withholding of restricted stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(201)	—	(444)	—	(444)
Net loss	—	—	—	(26,282)	(26,282)
Balance as of June 30, 2022	118,453	$12	$660,710	$(517,183)	$143,539

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,746)	$(46,274)
Depreciation and amortization expense	21,431	16,568
Operating lease right of use assets amortization	613	783
Bad debt expense (recovery)	15	(1)
Stock-based compensation expense	5,323	13,226
Amortization of debt discount and issuance costs	189	1,018
Income on equity method investment	(585)	(1,470)
Gain on disposal of property and equipment	(22)	—
Loss (gain) on derivatives	9,567	(3,494)
Interest income	(337)	—
Other, net	—	16
Changes in operating assets and liabilities:
Accounts receivable	(4,278)	(787)
Contract assets - current and long-term	(4,101)	(3,824)
Prepaid expenses and other current assets	1,142	1,914
Other assets	1,117	(30)
Accounts payable and accrued liabilities	1,015	389
Other current liabilities	(1,097)	(759)
Contract liabilities - current and long-term	(3,491)	(6,903)
Other liabilities	8,620	1,839
Net cash used in operating activities	(15,625)	(27,789)
Cash flows from investing activities:
Purchase of property and equipment	(8,446)	(5,289)
Satellite procurement work in process	(19,925)	(20,208)
Purchases of short-term investments	(19,416)	(43,774)
Proceeds from maturities of short-term investments	41,110	—
Proceeds from sale of property and equipment	22	—
Proceeds from equity method investment	—	313
Net cash used in investing activities	(6,655)	(68,958)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	30,074	—
Proceeds from options exercised	5	25
Payments of transaction costs for debt modification	(561)	—
Payments of transaction costs related to derivative liabilities	(905)	—
Withholding tax payments on vesting of restricted stock units	(414)	(4,037)
Net cash provided by (used in) financing activities	28,199	(4,012)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,919	(100,759)
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104
Cash, cash equivalents, and restricted cash – end of period	$42,935	$67,345
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2023	2022

Cash and cash equivalents	$41,100	$64,827
Restricted cash	1,835	2,518
Total cash, cash equivalents, and restricted cash	$42,935	$67,345

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes	122	—
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not paid	$2,334	$3,798
Capitalized stock-based compensation	379	1,001
Capitalized interest for property and equipment placed into service	220	220
Accretion of short-term investments' discounts and premiums	317	59
Withholding of stock units to satisfy tax withholding obligations upon the exercise of stock options	—	23
Equity issuance costs accrued but not paid	203	—
Debt modification costs accrued but not paid	756	—
Satellite procurement costs included in settlement with LeoStella	36	—
Credits from LeoStella applied to satellite procurement costs	81	—
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a leading provider of real-time geospatial intelligence. The Company owns and operates one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. The constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when customers need it. BlackSky’s Spectra AI software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet of Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Spectra AI employs advanced, proprietary artificial intelligence ("AI") and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Spectra AI’s data and analytics through easy-to-use web services or through platform application programming interfaces.
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
Our equity issuances in the six months ended June 30, 2023 included a private placement and an at-the-market (“ATM”) offering. In March 2023, the Company completed a private placement of 16.4 million of the Company’s Class A common stock and an equal number of corresponding warrants, for a purchase price of $1.79 per share and associated warrant. The Company received $29.4 million in gross proceeds from the private placement. The Company also sold 1.0 million common shares in its June ATM offering, at an average purchase price per share of $1.82, resulting in gross proceeds of $1.9 million. The transaction costs for these equity issuances consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the equity issuances. During the six months ended June 30, 2023, $1.5 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets, and as a reduction to the proceeds from the transaction in the unaudited condensed consolidated statements of cash flows.
On May 9, 2023, BlackSky and its subsidiaries entered into the Second Amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings SA (“Intelsat”) and Seahawk SPV Investment LLC (“Seahawk”), dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amends the secured loan facility to, among other things, extend the maturity date of the loan, roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date, and increase the interest rate. See Note 8 for more information regarding the Amendment.

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
Effective January 1, 2022, the Company reorganized its captions in the unaudited condensed consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the six months ended June 30, 2022, the amounts presented to reflect the impact of the reorganization have been recasted. This resulted in a $5.6 million reclassification between imagery & software analytical services revenue and professional & engineering services revenue and a $4.2 million reclassification between imagery & software analytical service costs, excluding depreciation and amortization and professional & engineering service costs, excluding depreciation and amortization in the Company's unaudited condensed consolidated statements of operations and comprehensive loss.
As previously disclosed in the Company's Form 10-K for the year ended December 31, 2022, effective January 1, 2022, the Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases, using the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-Q. In accordance with the adoption on a modified retrospective basis, comparative periods prior to the effective date were adjusted, resulting in an $8 thousand change to selling, general and administrative for the six months ended June 30, 2022 in the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company made one disclosure related to 2022 that was previously undisclosed. The disclosure relates to payments made to Thales Alenia Space in Note 14 – Related Party Transactions. The Company believes the disclosure is immaterial to the 2022 consolidated financial statements.
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
As of June 30, 2023 and December 31, 2022, the Company’s short-term investments had a carrying value of $16.6 million and $38.0 million, respectively, which represents amortized cost, and an aggregate fair value of $16.6 million and $37.9 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy. The gross unrecognized holding losses as of June 30, 2023 and December 31, 2022 were $0 and $0.1 million, respectively; the gross unrecognized holding gains as of June 30, 2023 and December 31, 2022 were $0.

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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of June 30, 2023.

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

Professional and Engineering Services Revenue
The Company performs various professional and engineering services, including providing technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training, as well as developing and delivering advanced satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development.
For firm fixed price professional and engineering service contracts, the Company recognizes revenue over time using the cost-to-cost method to measure progress to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation's EAC includes all direct costs such as labor and fringe, materials, subcontract costs and overhead. We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. If it is determined that a loss is expected to result in an individual performance obligation, the entire amount of the estimable future loss is charged against income in the period the loss is identified. The following table presents the effect of aggregate net EAC adjustments on two of our professional and engineering services contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$(1,145)	$(1,360)	$(1,500)	$(2,163)

During the three and six months ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied in previous period~~s~~.
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

Professional and engineering service costs primarily include the cost of internal labor for design and engineering in support of long-term development contracts for satellites and payload systems, as well as subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. In addition, we also recognize internal labor costs and external subcontract labor costs for our customer-centric software service solutions. We recognize stock-based compensation expense for those employees who provide professional and engineering services support to customers, under professional and engineering service costs, excluding depreciation and amortization.

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. (“Legacy BlackSky”). Osprey pre-Merger class B common shares were exchanged for shares of the Company’s class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2023. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in (loss) gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Warrant Liability
In October 2019, Osprey, BlackSky's predecessor company and special purpose acquisition company, issued 15.8 million public warrants and 8.3 million private placement warrants in connection with its public offering. In March 2023, the Company issued 16.4 million private placement warrants in connection with a private placement of shares of Class A common stock and accompanying warrants (see Note 9 and Note 11). The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
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
As of June 30, 2023, the Company’s unaudited condensed consolidated balance sheets included liability classified warrants, reported as derivative liabilities. The fair value of the public warrants was estimated as of June 30, 2023 using the public warrants’ quoted market price. The October 2019 and March 2023 private placement warrants were valued using a Black-Scholes option pricing model for initial and subsequent measurements. The liabilities associated with the public warrants and the private placement warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in (loss) gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant options in the six months ended June 30, 2023. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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

Transaction Costs
Transaction costs consist of legal fees, accounting fees, placement agent fees, commissions, and other third-party costs related directly to our equity issuances and debt restructuring. Transaction costs incurred on equity issuances are allocated to the components of the transaction based on their relative fair market value, including common equity and equity warrants classified as derivatives and, as such, based on our allocation, are either expensed in the unaudited condensed consolidated statements of operations and comprehensive loss or recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets.
The Company also incurred lender fees and other incremental third-party costs associated with our debt Amendment, as described in Note 8 below. Lender fees were capitalized and included in long-term debt - net of current portion in the unaudited condensed consolidated balance sheets. Third-party costs associated with the debt modification were expensed in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

4. Revenue
Disaggregation of Revenue
The Company earns revenue through the sale of imagery and software analytical services and professional and engineering services. The Company’s management primarily disaggregates revenue as follows: (i) imagery; (ii) data, software and analytics; (iii) professional services; and (iv) engineering services. This disaggregation allows the Company to evaluate market trends in certain imagery and software analytical services and professional and engineering services.
The following table disaggregates revenue by type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Imagery	$12,778	$6,833	$25,690	$10,443
Data, software and analytics	2,550	3,339	5,398	7,099
Professional services	3,707	3,178	6,335	5,580
Engineering services	292	1,752	301	5,876
Total revenue	$19,327	$15,102	$37,724	$28,998
The approximate revenue based on geographic location of customers is as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
North America	$14,492	$12,437	$28,511	$23,584
Middle East	1,370	782	2,895	1,376
Asia	3,177	1,584	5,802	3,578
Other	288	299	516	460
Total revenue	$19,327	$15,102	$37,724	$28,998
Revenue from categories of customers for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
U.S. federal government and agencies	$14,069	$12,162	$27,739	$23,225
International governments	4,871	2,742	9,254	5,487
Commercial and other	387	198	731	286
Total revenue	$19,327	$15,102	$37,724	$28,998

As of June 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
U.S. federal government and agencies	$1,669	$2,540
International governments	5,619	261
Commercial and other	87	311
Total accounts receivable	$7,375	$3,112
Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of June 30, 2023, the Company had $262.5 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $40.1 million, $43.9 million, and $178.5 million in the six months ending December 31, 2023, fiscal year 2024, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Contract assets - current:
Unbilled revenue	$8,643	$5,706
Total contract assets - current	$8,643	$5,706

Contract assets - long-term:
Unbilled revenue - long-term	$2,335	$1,287
Contract assets - long-term	797	681
Total contract assets - long-term(1)	$3,132	$1,968

Contract liabilities - current:
Deferred revenue - short-term	$3,154	$6,783
Total contract liabilities - current	$3,154	$6,783

Contract liabilities - long-term:
Other contract liabilities - long-term	$247	$109
Total contract liabilities - long-term	$247	$109
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
Changes in short-term and long-term contract assets and contract liabilities for the six months ended June 30, 2023 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance on January 1, 2023	$7,674	$6,892
Billings or revenue recognized that was included in the beginning balance	(2,892)	(5,616)
Changes in contract assets or contract liabilities, net of reclassification to receivables	8,150	1,761
Cumulative catch-up adjustment arising from changes in estimates to complete	(1,068)	226
Cumulative catch-up adjustment arising from contract modifications	(205)	—
Changes in costs to fulfill and amortization of commission costs	116	—
Changes in contract commission costs	—	138
Balance on June 30, 2023	$11,775	$3,401

6. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the three and six months ended June 30, 2023 or 2022.
LeoStella's revenue from related parties was $1.6 million and $12.3 million for the three months ended June 30, 2023 and 2022, respectively, and $14.6 million and $17.2 million for the six months ended June 30, 2023 and 2022, respectively. The Company had differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $2.6 million as of June 30, 2023 and December 31, 2022, respectively. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.
The following table presents summarized financial information for the Company’s investments in LeoStella and X-Bow for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized statements of operations	2023	2022	2023	2022
	(in thousands)
Revenue	$8,566	$14,526	$23,746	$31,259
Net (loss) income	(1,397)	965	(3,800)	1,066

7. Property and Equipment - net
The following summarizes property and equipment - net as of:

	June 30,	December 31,
	2023	2022
	(in thousands)
Satellites	$138,617	$116,219
Software	12,296	8,503
Software development in process	4,626	2,942
Computer equipment	2,048	1,996
Office furniture and fixtures	3,308	674
Other equipment	631	631
Site equipment	2,717	2,558
Total	164,243	133,523
Less: accumulated depreciation	(82,637)	(61,939)
Property and equipment — net	$81,606	$71,584

8. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	June 30,	December 31,
	2023	2022
	(in thousands)
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	80,622	77,132
Total long-term debt	80,622	77,132
Unamortized debt issuance cost	(1,208)	(913)
Outstanding balance	$79,414	$76,219

The outstanding debt was solely comprised of loans from related parties with effective interest rates of 11.32% to 11.56% and a maturity date of October 31, 2026.
On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amends the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date; (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants. This facility is secured by substantially all of the Company’s assets, is guaranteed by the Company’s subsidiaries, and contains customary covenants and events of default. The Amendment was accounted for as a debt modification and related transaction costs of $1.3 million were recorded during the six months ended June 30, 2023.
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $78.8 million and $73.2 million as of June 30, 2023 and December 31, 2022, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
As part of the Amendment, the Company is required to maintain a minimum cash and cash equivalents balance of not less than $10.0 million, measured quarterly as of the last day of each fiscal quarter. In addition, the Company is required to maintain Adjusted EBITDA, measured quarterly as of the last day of each fiscal quarter, of not less than:
•$5.0 million for the trailing four quarter period ending as of December 31, 2024 through September 30, 2025 and
•$10.0 million for the trailing four quarter period ending as of December 31, 2025 and as of the end of each fiscal quarter thereafter.
The section entitled "Non-GAAP Financial Measures" has additional information on the Company's definition of Adjusted EBITDA. As of June 30, 2023, all debt instruments contain customary covenants and events of default. The Company was in compliance with all covenants as of June 30, 2023.

9. Equity Warrants Classified as Derivative Liabilities

Warrant Issuances
In March 2023, the Company completed the closing of a private placement whereby the Company issued warrants to purchase up to 16.4 million shares of Class A common stock.
The purchase price of each share and associated warrant was $1.79. Including the issuance of Company’s Class A common stock (see Note 11), the aggregate gross proceeds to the Company from the private placement were $29.4 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the private placement for general corporate purposes, including working capital.
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
The Company incurred transaction costs which consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the March 2023 private placement. The transaction costs of $0.9 million related to the 2023 private placement warrants were included in other expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023.
The Company also has approximately 24.1 million additional outstanding warrants, including 15.8 million public warrants and 8.3 million private placement warrants, issued by Osprey, our predecessor company, in 2019 in connection with its initial public offering as a special purpose acquisition company. The 2019 warrants are each exercisable for one share of the Company's Class A common stock.

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the

Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 15). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of June 30, 2023 and December 31, 2022.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at June 30, 2023:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Loss in value for the Six Months Ended June 30,	Fair Value at June 30, 2023
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$(1,224)	$3,321
Private Placement Warrants - Issued October 2019	4,163	11.50	18.00	9/9/2026	Liability	(666)	1,540
Private Placement Warrants - Issued October 2019	4,163	20.00	18.00	9/9/2026	Liability	(375)	833
Private Placement Warrants - Issued March 2023	16,404	2.20	N/A	9/8/2028	Liability	(6,069)	23,785
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

10. Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Transaction costs associated with debt and equity financings	$833	$—	$1,738	$—
Other	34	42	72	40
	$867	$42	$1,810	$40

11. Stockholders’ Equity
In March 2023, the Company completed a private placement of 16.4 million shares of the Company’s Class A common stock and an equal number of corresponding warrants, for a purchase price of $1.79 per share and associated warrant. The Company received $29.4 million in gross proceeds from the private placement. The Company sold 1.0 million common shares in its June ATM offering, at an average purchase price per share of $1.82, resulting in gross proceeds of $1.9 million. The transaction costs for these equity issuances consisted of legal fees, accounting fees, placement agent fees, and other third-party costs related directly to the equity issuances. During the six months ended June 30, 2023, $1.5 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets, and as a reduction to the proceeds from the transaction in the unaudited condensed consolidated statements of cash flows.

12. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands except per share information)
Net loss available to common stockholders	$(33,431)	$(26,282)	$(50,746)	$(46,274)

Basic and diluted net loss per share	$(0.24)	$(0.22)	$(0.39)	$(0.40)

Shares used in the computation of basic and diluted net loss per share	137,208	118,112	130,712	116,803
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and six months ended June 30, 2023 and 2022.

	Three and Six Months Ended June 30,
	2023	2022
	(in thousands)
Restricted Class A common stock	38	100
Class A common stock warrants	1,770	1,770
Stock options	7,705	4,690
Restricted stock units	6,187	6,848
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	8,325
Sponsor Shares	2,372	2,372

13. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below. Effective January 1, 2022, the Company reorganized its captions in the unaudited condensed consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the three and six months ended June 30, 2022, the amounts presented to reflect the impact of the reorganization have been recasted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$52	$103	$145	$359
Professional & engineering service costs, excluding depreciation and amortization	112	245	294	911
Selling, general and administrative	2,147	2,638	4,884	11,956
Total stock-based compensation expense	$2,311	$2,986	$5,323	$13,226
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.2 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively and $0.4 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are included in property, plant, and equipment - net in the unaudited condensed consolidated balance sheets.

14. Related Party Transactions
A summary of the Company’s related party transactions during the six months ended June 30, 2023 is presented below:

			Amount Due to Related Party as of
			June 30,	December 31,
			2023	2022
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$21,727	$20,787
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	58,895	56,345

					Amount Due to Related Party as of
			Total Payments in the Six Months Ended June 30,		June 30,	December 31,
	Nature of Relationship		2023	2022	2023	2022
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$11,325	$17,149	$2,231	$3,728
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of June 30, 2023, the Company had a less than 20% investment in X-Bow and had one Board seat. The Company has engaged X-Bow to develop a rocket for the Company.	—	—	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	250	333	—	—
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	3,464	5,163	658	693
On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Company incurred $0.4 million of offering costs to related parties in relation to the Amendment. See Note 8 for information regarding the Amendment.
Interest on the term loan facility is accrued and is due semi-annually. No significant interest payments were made in the six months ended June 30, 2023 or 2022. As of June 30, 2023, the Company had interest due to related parties of $0.3 million that was included in other liabilities; as of December 31, 2022, the Company had interest due to related parties of $1.2 million that was included in other current liabilities.

15. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

June 30, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$3,321	$—	$—
Private Placement Warrants - Issued October 2019	—	—	2,373
Private Placement Warrants - Issued March 2023	—	—	23,785
Sponsor Shares	—	—	2,917
	$3,321	$—	$29,075

December 31, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,097	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,332
Sponsor Shares	—	—	1,684
	$2,097	$—	$3,016
The carrying values of the following financial instruments approximated their fair values as of June 30, 2023 and December 31, 2022 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2023 or 2022.
Changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2022 of $1.3 million included the Sponsor Shares and private placement warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2023:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance, January 1, 2023	$1,684	$1,332	$—
Liability recorded at fair value	—	—	17,716
Loss from changes in fair value	1,233	1,041	6,069
Balance, June 30, 2023	$2,917	$2,373	$23,785

16. Commitments and Contingencies

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
17. Concentrations, Risks, and Uncertainties
For the three months ended June 30, 2023 and 2022, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $14.6 million and $7.1 million, respectively, and $28.2 million and $15.1 million, respectively, for the six months ended June 30, 2023 and 2022. Accounts receivable related to these customers as of June 30, 2023 and December 31, 2022 was $5.8 million and $0, respectively.
Revenue from the U.S. federal government and agencies was $14.0 million and $12.1 million for the three months ended June 30, 2023 and 2022, respectively, and $27.7 million and $23.2 million, respectively, for the six months ended June 30, 2023 and 2022. Accounts receivable related to U.S. federal government and agencies was $1.7 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of June 30, 2023 and 2022, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible account.
18. Subsequent Events
The Company evaluated subsequent events through August 9, 2023 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the consolidated financial statements.

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

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations in the world. Our constellation is able to image certain locations approximately every 60 minutes, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategies and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from many of our competitors, who are primarily dedicated to mapping the entirety of the Earth on a routine basis. Our differentiated approach to space enables us to deliver highly targeted and valuable intelligence with a smaller constellation fleet that has the added benefit of greater operating and capital efficiencies.
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
Our next generation satellites (“Gen-3”), expected to launch in 2024, are designed to improve imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime and low-light. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our Spectra AI platform, and low constellation cost is transforming the market for geospatial imagery and space-based data and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by our Spectra AI platform, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two strategic assets—our satellite constellation and our Spectra AI platform—are mutually reinforcing: as we capture more information about the world’s most important strategic and economic assets and locations, our proprietary database expands and increases its utility; enabling us to better detect, understand, and predict changes that matter most to our customers. Our business has a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.

Our current customer base and end market mix are weighted towards U.S. and international defense and intelligence customers and markets. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our professional and engineering service offerings, to a broad set of customers both domestically and internationally. In addition, our services and products can benefit customers in a variety of commercial markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, supply chain management, agriculture, environmental monitoring, disaster and risk management, engineering and construction, and retail and consumer behavior.
We offer a variety of pricing and utilization options for our imagery and software analytical service offerings, with the majority of our agreements structured as subscription contracts, followed by usage-based pricing and transactional licenses. These options provide customers flexibility to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer a range of pricing tiers that enables the customer to manage collection priorities, when during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. We currently derive revenue from variable and fixed price plans that allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
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
We expect continued imagery and software analytical services revenue growth in the year ending December 31, 2023 and beyond, as compared to each prior year, as a result of increases in our sales orders driven by stronger customer demand.
•Professional and Engineering Services Revenue—We develop and deliver advanced satellites and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often bundled with our imagery services offerings. In certain cases, we retain rights to intellectual property for developed technology of certain systems, and this paid effort offsets some of our product development effort.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, primarily sales commissions on contracts greater than one year, which are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
•Professional and engineering service costs primarily include the cost of internal labor for design and engineering in support of long-term development contracts for satellites and payload systems as well as subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. In addition, we also recognize internal labor costs and external subcontract labor costs for our customer-centric software service solutions. We recognize stock-based compensation expense for those employees who provide professional and engineering services support to customers, under professional and engineering service costs, excluding depreciation and amortization.
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
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consist of customer relationships.
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Effective January 1, 2022, the Company reorganized its captions in the unaudited condensed consolidated statements of operations and comprehensive loss to better align the Company’s broad portfolio. As a result, for the three and six months ended June 30, 2022, the amounts presented to reflect the impact of the reorganization have been recasted. Period to period comparisons are not necessarily indicative of future results. The following table provides the components of results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$15,328	$10,172	$5,156	50.7%	$31,088	$17,542	$13,546	77.2%
Professional & engineering services	3,999	4,930	(931)	(18.9)%	6,636	11,456	(4,820)	(42.1)%
Total revenue	19,327	15,102	4,225	28.0%	37,724	28,998	8,726	30.1%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,456	3,446	10	0.3%	7,155	7,024	131	1.9%
Professional & engineering service costs, excluding depreciation and amortization	5,070	6,340	(1,270)	(20.0)%	7,849	13,717	(5,868)	(42.8)%
Selling, general and administrative	18,768	17,743	1,025	5.8%	37,717	40,283	(2,566)	(6.4)%
Research and development	176	106	70	66.0%	392	252	140	55.6%
Depreciation and amortization	11,776	9,177	2,599	28.3%	21,431	16,568	4,863	29.4%
Operating loss	(19,919)	(21,710)	1,791	8.2%	(36,820)	(48,846)	12,026	24.6%
(Loss) gain on derivatives	(11,098)	(4,646)	(6,452)	(138.9)%	(9,567)	3,494	(13,061)	(373.8)%
Income on equity method investment	56	1,213	(1,157)	(95.4)%	585	1,470	(885)	(60.2)%
Interest income	648	178	470	264.0%	1,083	178	905	508.4%
Interest expense	(2,242)	(1,275)	(967)	(75.8)%	(4,095)	(2,530)	(1,565)	(61.9)%
Other expense, net	(867)	(42)	(825)	NM	(1,810)	(40)	(1,770)	NM
Loss before income taxes	(33,422)	(26,282)	(7,140)	(27.2)%	(50,624)	(46,274)	(4,350)	(9.4)%
Income tax expense	(9)	—	(9)	(100.0)%	(122)	—	(122)	(100.0)%
Net loss	$(33,431)	$(26,282)	$(7,149)	(27.2)%	$(50,746)	$(46,274)	$(4,472)	(9.7)%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$15,328	$10,172	$5,156	50.7%	$31,088	$17,542	$13,546	77.2%
% of total revenue	79.3%	67.4%			82.4%	60.5%

Professional & engineering services revenue	3,999	4,930	(931)	(18.9)%	6,636	11,456	(4,820)	(42.1)%
% of total revenue	20.7%	32.6%			17.6%	39.5%

Total revenue	$19,327	$15,102	$4,225	28.0%	$37,724	$28,998	$8,726	30.1%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, driven by increased imagery and analytics orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers.
Professional and Engineering Services Revenue
Professional and engineering services revenue decreased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to a lower quarterly percentage of completion achieved in two engineering services contracts as a result of an increase in the program's maturity year-over-year.

Costs and Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,456	$3,446	$10	0.3%	$7,155	$7,024	$131	1.9%
Professional & engineering service costs, excluding depreciation and amortization	5,070	6,340	(1,270)	(20.0)%	7,849	13,717	(5,868)	(42.8)%
Total costs	$8,526	$9,786	$(1,260)	(12.9)%	$15,004	$20,741	$(5,737)	(27.7)%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, increased slightly for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to maintaining the growth of our satellite and ground stations networks, partially offset by lower costs to manage our data infrastructure.

Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to fewer costs incurred on two engineering services contracts, driven by an increase in the programs' maturity year-over-year. In addition, we experienced $2.5 million of unfavorable changes in our estimate to complete on two engineering services contracts during the three and six months ended June 30, 2023 as compared to the prior year. The estimation of total costs to complete on long-term projects are subject to many variables and requires judgment and we may have future changes in estimates, which may have an impact on professional and engineering service costs and associated revenues.
Selling, General, and Administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$2,147	$2,638	$(491)	(18.6)%	$4,884	$11,956	$(7,072)	(59.2)%
Salaries and benefit costs	10,769	8,705	2,064	23.7%	20,879	16,606	4,273	25.7%
Development costs	250	81	169	208.6%	597	253	344	136.0%
Professional fees	920	1,201	(281)	(23.4)%	2,020	2,519	(499)	(19.8)%
Information technology and other administrative expenses	2,369	1,526	843	55.2%	4,584	2,615	1,969	75.3%
Selling and marketing	1,186	1,673	(487)	(29.1)%	2,013	2,619	(606)	(23.1)%
Rent expense	292	674	(382)	(56.7)%	1,070	1,232	(162)	(13.1)%
Insurance	835	1,245	(410)	(32.9)%	1,670	2,483	(813)	(32.7)%
Selling, general and administrative	$18,768	$17,743	$1,025	5.8%	$37,717	$40,283	$(2,566)	(6.4)%

Selling, general, and administrative expenses increased during the three months ended June 30, 2023 and decreased during the six months ended June 30, 2023 as compared to the same periods in 2022. For the three and six months ended June 30, 2023 as compared to the same periods in 2022, stock-based compensation expense decreased $0.5 million and $7.1 million, respectively, related to the vesting of a significant number of restricted stock units ("RSUs") in 2022. Salaries and payroll-related benefits increased due to expansion of the sales team and AI capabilities. In addition, our corporate insurance costs have decreased for both periods as a result of lower premiums.

The following is our forecast for total RSU expense as of June 30, 2023, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the remainder of 2023	$3,399
For the years ending December 31,
2024	3,876
2025	2,901
2026	1,250
2027	14
$11,440

Research and Development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Research and development	$176	$106	$70	66.0%	$392	$252	$140	55.6%

Research and development expense increased for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The increase was driven by contracting third-party vendors who fulfill our strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Depreciation of satellites	$10,341	$8,666	$1,675	19.3%	$18,815	$15,768	$3,047	19.3%
Depreciation of all other property and equipment	1,294	371	923	248.8%	2,335	519	1,816	349.9%
Amortization	141	140	1	0.7%	281	281	—	—%
Depreciation and amortization	$11,776	$9,177	$2,599	28.3%	$21,431	$16,568	$4,863	29.4%
Depreciation expense from satellites increased for the three and six months ended June 30, 2023 as compared to the same period in 2022, driven by an increase in the number of satellites in service.
Depreciation expense from all other property and equipment increased for the three and six months ended June 30, 2023 as compared to the same period in 2022, primarily driven by capitalization of software and additional site equipment that was placed into service.
Amortization expense remained flat for the three and six months ended June 30, 2023 as compared to the same period in 2022.

Non-Operating Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
(Loss) gain on derivatives	$(11,098)	$(4,646)	$(6,452)	(138.9)%	(9,567)	3,494	(13,061)	(373.8)%
Income on equity method investment	56	1,213	(1,157)	(95.4)%	585	1,470	(885)	(60.2)%
Interest income	648	178	470	264.0%	1,083	178	905	508.4%
Interest expense	(2,242)	(1,275)	(967)	(75.8)%	(4,095)	(2,530)	(1,565)	(61.9)%
Other expense, net	(867)	(42)	(825)	NM	(1,810)	(40)	(1,770)	NM
•NM - Fluctuation in terms of percentage change is not meaningful.

(Loss) gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price and the gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated losses during the three and six months ended June 30, 2023 and three months ended June 30, 2022. During the six months ended June 30, 2022, these instruments generated a gain.
Income on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella.
Interest income
Interest income increased during the three and six months ended June 30, 2023 as a result of our short-term investments purchased in the second quarter of 2022.
Interest expense
Interest expense increased during the three and six months ended June 30, 2023 as a result of a higher effective interest rate on our loans from related parties.
Other expense, net
For the three and six months ended June 30, 2023, other expense, net included $0.8 million of transaction costs associated with our debt modification during the second quarter of 2023. For the six months ended June 30, 2023, other expense, net also included $0.9 million of transaction costs associated with new warrants that are accounted for as derivative liabilities.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, severance, income on equity method investment, investment loss on short-term investments, and transaction costs associated with debt and equity financings. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(33,431)	$(26,282)	$(50,746)	$(46,274)
Interest income	(648)	(178)	(1,083)	(178)
Interest expense	2,242	1,275	4,095	2,530
Income tax expense	9	—	122	—
Depreciation and amortization	11,776	9,177	21,431	16,568
Stock-based compensation expense	2,311	2,986	5,323	13,226
Loss (gain) on derivatives	11,098	4,646	9,567	(3,494)
Income on equity method investment	(56)	(1,213)	(585)	(1,470)
Forgiveness of non-trade receivables	—	75	—	75
Transaction costs associated with debt and equity financings	833	—	1,738	—
Severance	111	705	199	705
Investment loss on short-term investments	—	—	55	—
Adjusted EBITDA	$(5,755)	$(8,809)	$(9,884)	$(18,312)

Liquidity and Capital Resources
As of June 30, 2023, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $41.1 million and $34.2 million as of June 30, 2023 and December 31, 2022, respectively, and our short-term investments totaled $16.6 million and $38.0 million as of June 30, 2023 and December 31, 2022, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of June 30, 2023, we had an accumulated deficit of $595.9 million.
Our short-term liquidity as of June 30, 2023 was comprised of the following:

(in thousands)
Cash and cash equivalents	$41,100
Restricted cash	1,835
Short-term investments(1)	16,578
$59,513
(1) Short-term investments are included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. We do not have a line of credit or access to immediate funds. However, an additional source of liquidity is our ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an at-the-market (“ATM”) offering. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
On May 9, 2023, we entered into the Second Amendment (the “Amendment”) to our Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, dated October 31, 2019 and previously amended on September 9, 2021.
The Amendment amends the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date; (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants. As part of our new financial covenants, we are required to maintain a minimum cash and cash equivalents balance of not less than $10.0 million, measured quarterly as of the last day of each fiscal quarter.
In addition, we are required to maintain Adjusted EBITDA, measured quarterly as of the last day of each fiscal quarter, of not less than:
•$5.0 million for the trailing four quarter period ending as of December 31, 2024 through September 30, 2025 and
•$10.0 million for the trailing four quarter period ending as of December 31, 2025 and as of the end of each fiscal quarter thereafter.
Please refer to the section entitled "Non-GAAP Financial Measures" for additional information on our definition of Adjusted EBITDA.

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

Short-Term Liquidity Requirements
As of June 30, 2023, our current assets were $79.1 million, consisting primarily of cash and cash equivalents, restricted cash, short-term investments, trade receivables, prepaid expenses and other current assets, and contract assets.
As of June 30, 2023, our current liabilities were $17.4 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		$
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(15,625)	$(27,789)	$12,164
Net cash used in investing activities(1)	(6,655)	(68,958)	62,303
Net cash provided by (used in) financing activities	28,199	(4,012)	32,211
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,919	(100,759)	106,678
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104	(131,088)
Cash, cash equivalents, and restricted cash – end of period(2)	$42,935	$67,345	$(24,410)
(1) Includes the purchases of $19.4 million of short-term investments not categorized as cash, cash equivalents, or restricted cash
(2) $16.6 million of short-term investments are not classified as cash, cash equivalents, or restricted cash. Our short-term liquidity at June 30, 2023 was $59.5 million

Operating activities
For the six months ended June 30, 2023, net cash used in operating activities was $15.6 million. The contributor to the significant decrease in cash used during the six months ended June 30, 2023 was the decrease in cash used for working capital in addition to the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, (loss) gain on derivatives, and other non-cash items in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in cash used for working capital was the result of an increase in liabilities during the second quarter of 2023. The operating loss decrease in the six months ended June 30, 2023 was primarily due to increased imagery and analytics revenue and decreased professional & engineering service costs.

Investing activities
The net cash used in investing activities was due to the purchases of short-term investments in government securities of $19.4 million during the six months ended June 30, 2023. In addition, we continue to have significant cash outflows for satellite procurement and launch related services. We also continue to incur labor costs for internally developed capitalized software as we add innovative new services and tools to our Spectra AI platform. These costs were partially offset by the redemption and maturity of $41.1 million of our short-term investments in corporate debt and governmental securities in the six months ended June 30, 2023.

Financing activities
The most significant impact in the change in cash flows from financing activities in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is the receipt of $30.1 million in proceeds from our equity issuances, net of equity issuance costs, of which $17.7 million was allocated to the liability-classified warrants in accordance with our accounting policy. Our equity issuances in the six months ended June 30, 2022 included a private placement of 16.4 million shares at a purchase price of $1.79 per share, which resulted in $29.4 million in gross proceeds and also included the sale of 1.0 million shares under our ATM offering program, which resulted in $1.9 million in gross proceeds.
In addition, withholding tax payments on vesting of RSUs decreased from $4.0 million in the six months ended June 30, 2022 to $0.4 million in the six months ended June 30, 2023. We also incurred $0.9 million of transaction costs related to derivative liabilities and $0.6 million of payments related to debt modification costs in the six months ended June 30, 2023.

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

Private Placement Warrants and Sponsor Shares
We have classified the private placement warrants issued in October 2019 and March 2023 and Sponsor Shares as long-term liabilities in our unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The private placement warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the Merger and the private placement warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to (loss) gain on derivatives on our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. The week of June 12, 2023, we raised gross proceeds of $1.9 million through the sale of 1,039,439 shares in an ATM offering that concluded on June 16, 2023. We sold such shares at an average purchase price per share of $1.82. After deducting commissions and other offering expenses associated with the ATM offering of $0.9 million, the net proceeds to us from the transaction were approximately $1.0 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.1	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 9, 2023 by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	10-Q	001-39113	10.3	May 10, 2023
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

August 9, 2023	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Vice President and Controller
(Principal Accounting Officer)