Form 10-Q
period 2023-09-30
BlackSky Technology Inc.
filed 2023-11-08
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 6, 2023, there were 142,987,503 shares of the registrant’s class A common stock, at $0.0001 par value, outstanding.

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
• the performance of our Blacksky Spectra platform;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,138	$34,181
Restricted cash	1,835	2,835
Short-term investments	17,543	37,982
Accounts receivable, net of allowance of $19 and $0, respectively	2,714	3,112
Amounts receivable from equity method investees	1,146	—
Prepaid expenses and other current assets	5,375	4,713
Contract assets	9,944	5,706
Total current assets	70,695	88,529
Property and equipment - net	74,555	71,584
Operating lease right of use assets - net	1,760	3,586
Goodwill	9,393	9,393
Investment in equity method investees	6,197	5,285
Intangible assets - net	1,497	1,918
Satellite procurement work in process	45,409	50,954
Other assets	3,288	2,841
Total assets	$212,794	$234,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,520	$14,368
Amounts payable to equity method investees	—	3,728
Contract liabilities - current	6,621	6,783
Other current liabilities	1,527	2,048
Total current liabilities	18,668	26,927
Long-term contract liabilities	96	109
Operating lease liabilities	3,320	3,132
Derivative liabilities	15,383	5,113
Long-term debt - net of current portion	79,474	76,219
Other liabilities	3,718	716
Total liabilities	120,659	112,216
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 142,946 and 121,938 shares; outstanding, 140,543 shares and 119,508 shares as of September 30, 2023 and December 31, 2022, respectively.	14	12
Additional paid-in capital	687,303	666,973
Accumulated deficit	(595,182)	(545,111)
Total stockholders’ equity	92,135	121,874
Total liabilities and stockholders’ equity	$212,794	$234,090

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Imagery & software analytical services	$15,264	$13,707	$46,352	$31,249
Professional & engineering services	5,996	3,228	12,632	14,684
Total revenue	21,260	16,935	58,984	45,933
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,479	3,513	10,634	10,537
Professional & engineering service costs, excluding depreciation and amortization	3,288	4,274	11,137	17,991
Selling, general and administrative	17,572	18,758	55,289	59,041
Research and development	133	197	525	449
Depreciation and amortization	11,304	9,598	32,735	26,166
Operating loss	(14,516)	(19,405)	(51,336)	(68,251)
Gain on derivatives	17,012	7,135	7,445	10,629
Income (loss) on equity method investment	328	(776)	913	694
Interest income	519	486	1,602	664
Interest expense	(2,532)	(1,226)	(6,627)	(3,756)
Other income (expense), net	2	(14)	(1,808)	(54)
Income (loss) before income taxes	813	(13,800)	(49,811)	(60,074)
Income tax expense	(138)	—	(260)	—
Income (loss) from continuing operations	675	(13,800)	(50,071)	(60,074)
Discontinued operations:
Gain from discontinued operations	—	707	—	707
Income tax (expense) benefit	—	—	—	—
Gain from discontinued operations, net of income taxes	—	707	—	707
Net income (loss)	675	(13,093)	(50,071)	(59,367)
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$675	$(13,093)	$(50,071)	$(59,367)

Basic and diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$0.00	$(0.12)	$(0.38)	$(0.51)
Gain from discontinued operations, net of income taxes	—	0.01	—	0.01
Net income (loss) per share of common stock	$0.00	$(0.11)	$(0.38)	$(0.50)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	119,508	$12	$666,973	$(545,111)	$121,874
Stock-based compensation	—	—	3,214	—	3,214
Issuance of common stock upon exercise of stock options	129	—	3	—	3
Issuance of common stock upon vesting of restricted stock awards	11	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	787	—	—	—	—
Issuance of common stock, net of equity issuance costs	16,404	2	11,127	—	11,129
Net loss	—	—	—	(17,315)	(17,315)
Balance as of March 31, 2023	136,839	14	681,317	(562,426)	118,905
Stock-based compensation	—	—	2,488	—	2,488
Issuance of common stock upon exercise of stock options	95	—	2	—	2
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	668	—	—	—	—
Issuance of common stock, net of equity issuance costs	1,039	—	995	—	995
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(240)	—	(414)	—	(414)
Net loss	—	—	—	(33,431)	(33,431)
Balance as of June 30, 2023	138,409	14	684,388	(595,857)	88,545
Stock-based compensation	—	—	2,562	—	2,562
Issuance of common stock upon exercise of stock options	98	—	4	—	4
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,664	—	—	—	—
Issuance of common stock, net of equity issuance costs	804	—	908	—	908
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(440)	—	(559)	—	(559)
Net income	—	—	—	675	675
Balance as of September 30, 2023	140,543	$14	$687,303	$(595,182)	$92,135

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$(470,909)	$179,620
Stock-based compensation	—	—	10,862	—	10,862
Issuance of common stock upon exercise of stock options	404	—	17	—	17
Issuance of common stock upon vesting of restricted stock awards	129	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,816	1	—	—	1
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	(1,874)	—	(3,616)	—	(3,616)
Net loss	—	—	—	(19,992)	(19,992)
Balance as of March 31, 2022	117,927	12	657,781	(490,901)	166,892
Stock-based compensation	—	—	3,365	—	3,365
Issuance of common stock upon exercise of stock options	180	—	8	—	8
Issuance of common stock upon vesting of restricted stock awards	27	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	520	—	—	—	—
Withholding of restricted stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(201)	—	(444)	—	(444)
Net loss	—	—	—	(26,282)	(26,282)
Balance as of June 30, 2022	118,453	$12	$660,710	$(517,183)	$143,539
Stock-based compensation	—	—	3,423	—	3,423
Issuance of common stock upon exercise of stock options	54	—	12	—	12
Issuance of common stock upon vesting of restricted stock awards	22	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	633	—	—	—	—
Withholding of restricted stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(241)	—	(491)	—	(491)
Repurchase and retirement of common stock	(15)	—	—	(30)	(30)
Net loss	—	—	—	(13,093)	(13,093)
Balance as of September 30, 2022	118,906	$12	$663,654	$(530,306)	$133,360

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,071)	$(59,367)
Gain from discontinued operations, net of income taxes	—	707
Loss from continuing operations	(50,071)	(60,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,735	26,166
Operating lease right of use assets amortization	753	1,197
Bad debt expense	39	13
Stock-based compensation expense	7,725	16,389
Amortization of debt discount and issuance costs	249	1,549
Income on equity method investment	(913)	(694)
Loss on disposal of property and equipment	127	—
Gain on derivatives	(7,445)	(10,629)
Interest income	(551)	(373)
Other, net	—	106
Changes in operating assets and liabilities:
Accounts receivable	359	(2,485)
Contract assets - current and long-term	(5,271)	(4,237)
Prepaid expenses and other current assets	(13)	657
Other assets	1,144	(1,335)
Accounts payable and accrued liabilities	834	692
Other current liabilities	(640)	(1,727)
Contract liabilities - current and long-term	(175)	(2,774)
Other liabilities	5,316	(1,872)
Net cash used in operating activities	(15,798)	(39,431)
Cash flows from investing activities:
Purchase of property and equipment	(12,296)	(8,905)
Satellite procurement work in process	(23,603)	(25,421)
Purchases of short-term investments	(29,167)	(50,343)
Proceeds from maturities of short-term investments	50,110	—
Proceeds from sale of property and equipment	22	—
Distributions from equity method investment	—	546
Net cash used in investing activities	(14,934)	(84,123)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	30,868	—
Proceeds from options exercised	9	37
Payments of transaction costs for debt modification	(1,311)	—
Payments of transaction costs related to derivative liabilities	(905)	—
Withholding tax payments on vesting of restricted stock units	(972)	(4,551)
Net cash provided by (used in) financing activities	27,689	(4,514)
Net decrease in cash, cash equivalents, and restricted cash	(3,043)	(128,068)
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104
Cash, cash equivalents, and restricted cash – end of period	$33,973	$40,036
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2023	2022

Cash and cash equivalents	$32,138	$37,201
Restricted cash	1,835	2,835
Total cash, cash equivalents, and restricted cash	$33,973	$40,036

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$5
Cash paid for income taxes	182	—
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions (credits received) accrued but not yet paid, net	$(226)	$4,329
Capitalized stock-based compensation	539	1,261
Capitalized interest for property and equipment placed into service	220	220
Accretion of short-term investments' discounts and premiums	531	357
Repurchase and retirement of common stock	—	30
Equity issuance costs accrued but not paid	90	—
Debt modification costs accrued but not paid	6	—
Satellite procurement costs included in settlement with LeoStella	36	—
Credits from LeoStella applied to satellite procurement costs	122	—
Contingent liability for working capital adjustment and use taxes to M&Y Space Co. Ltd	—	707
Increase of debt principal for paid-in-kind interest	3,490	—
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a leading provider of real-time geospatial intelligence. The Company owns and operates one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. The constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when customers need it. The BlackSky Spectra software platform processes millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet of Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Blacksky Spectra employs advanced, proprietary artificial intelligence ("AI") and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights. Customers can access Blacksky Spectra's data and analytics through easy-to-use web services or through platform application programming interfaces.
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
In November 2023, the Company sold its equity method investment in X-Bow and expects to recognize a gain on the disposal of the investment of $9.5 million.
The Company's equity issuances in the nine months ended September 30, 2023 included a private placement and an at-the-market (“ATM”) offering. In March 2023, the Company completed a private placement of 16.4 million of the Company’s Class A common stock and an equal number of corresponding warrants, for a purchase price of $1.79 per share and associated warrant. The Company received $29.4 million in gross proceeds from the private placement. The Company also sold 1.8 million common shares in its ATM offering, at an average purchase price per share of $1.59, resulting in gross proceeds of $2.9 million. The transaction costs for these equity issuances consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the equity issuances. During the nine months ended September 30, 2023, $1.6 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets, and as a reduction to the proceeds from the transaction in the unaudited condensed consolidated statements of cash flows.
On May 9, 2023, BlackSky and its subsidiaries entered into the Second Amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings SA (“Intelsat”) and Seahawk SPV Investment LLC (“Seahawk”), dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amended the secured loan facility to, among other things, extend the maturity date of the loan, roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date, and increase the interest rate. See Note 9 for more information regarding the Amendment.

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
Effective January 1, 2022, the Company reorganized its captions in the unaudited condensed consolidated statements of operations and comprehensive income (loss) to better align the Company’s broad portfolio. As a result, for the nine months ended September 30, 2022, the amounts presented to reflect the impact of the reorganization have been recasted. This resulted in a $6.9 million reclassification between imagery & software analytical services revenue and professional & engineering services revenue and a $6.0 million reclassification between imagery & software analytical service costs, excluding depreciation and amortization and professional & engineering service costs, excluding depreciation and amortization in the Company's unaudited condensed consolidated statements of operations and comprehensive income (loss).
As previously disclosed in the Company's Form 10-K for the year ended December 31, 2022, effective January 1, 2022, the Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases, using the modified retrospective method, with the cumulative effect of initially applying these updates recognized at the date of initial application. The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-Q. In accordance with the adoption on a modified retrospective basis, comparative periods prior to the effective date were adjusted, resulting in a $53 thousand change to selling, general and administrative for the nine months ended September 30, 2022 in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
The Company’s unaudited condensed consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments, which are stated at fair value. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, the incremental borrowing rate to measure the operating lease right of use assets, and stock-based compensation.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.

As of September 30, 2023 and December 31, 2022, the Company’s short-term investments had a carrying value of $17.5 million and $38.0 million, respectively, which represents amortized cost, and an aggregate fair value of $17.5 million and $37.9 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy. The gross unrecognized holding losses as of September 30, 2023 and December 31, 2022 were $0 and $0.1 million, respectively; there were not any gross unrecognized holding gains as of September 30, 2023 or December 31, 2022.

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
The Company generates revenue primarily through contracts with government agencies. Some of the fixed price contracts include multiple promises, which may result in distinct performance obligations. The Company allocates the transaction price to each performance obligation based on the relative standalone selling prices using observable sales transactions where applicable.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of September 30, 2023.

Imagery & Software Analytical Services Revenue
Imagery
Imagery services include imagery delivered from the Company’s satellites in orbit via the BlackSky Spectra software platform and in limited cases directly uploaded to certain customers. Customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery revenue is recognized ratably over the subscription period or at the point in time the customer receives access to the imagery.

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
For firm fixed price professional and engineering service contracts, the Company recognizes revenue over time using the cost-to-cost method to measure progress to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation's EAC includes all direct costs such as labor and fringe, materials, subcontract costs and overhead. We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. If it is determined that a loss is expected to result in an individual performance obligation, the entire amount of the estimable future loss is charged against income in the period the loss is identified. The following table presents the effect of aggregate net EAC adjustments on our professional and engineering services contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023(1)	2022(2)	2023(1)	2022(2)
	(in thousands)
Revenue	$1,002	$(273)	$(498)	$(1,979)

(1) For the three and nine months ended September 30, 2023, we had favorable EAC adjustments of $1.0 million and $1.1 million, respectively, for a new individual professional services contract.
(2) For the three and nine months ended September 30, 2022, the amounts represent the effect of aggregate net EAC adjustments on two professional and engineering service contracts

During the three and nine months ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied in previous periods.
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. (“Legacy BlackSky”). Osprey pre-Merger class B common shares were exchanged for shares of the Company’s class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Warrant Liability
In October 2019, Osprey, BlackSky's predecessor company and special purpose acquisition company, issued 15.8 million public warrants and 8.3 million private placement warrants in connection with its public offering. In March 2023, the Company issued 16.4 million private placement warrants in connection with a private placement of shares of Class A common stock and accompanying warrants (see Note 10 and Note 12). The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The Company accounted for the warrants issued in October 2019 and March 2023 in accordance with the guidance contained in ASC 815-40-55-2 as liabilities at their fair value.
As of September 30, 2023, the Company’s unaudited condensed consolidated balance sheets included liability classified warrants, reported as derivative liabilities. The fair value of the public warrants was estimated as of September 30, 2023 using the public warrants’ quoted market price. The October 2019 and March 2023 private placement warrants were valued using a Black-Scholes option pricing model for initial and subsequent measurements. The liabilities associated with the public warrants and the private placement warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based upon the classification of each employees’ cash compensation.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted options in the nine months ended September 30, 2023. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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
Expected Term. For options granted in 2021 through 2023, since there was not a history of option exercises as a public company, the Company considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
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

Transaction Costs
Transaction costs consist of legal fees, accounting fees, placement agent fees, commissions, and other third-party costs related directly to equity issuances and debt restructuring. Transaction costs incurred for equity issuances are allocated to the components of the transaction based on their relative fair market value, including common equity and equity warrants classified as derivatives and, as such, based on the Company's allocation, are either expensed in the unaudited condensed consolidated statements of operations and comprehensive income (loss) or recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets.
The Company also incurred lender fees and other incremental third-party costs associated with its debt Amendment, as described in Note 9 below. Lender fees were capitalized and included in long-term debt - net of current portion in the unaudited condensed consolidated balance sheets. Third-party costs associated with the debt modification were expensed in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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
The following table disaggregates revenue by type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Imagery	$13,507	$10,769	$39,197	$21,212
Data, software, and analytics	1,757	2,938	7,155	10,037
Professional services	5,565	1,284	11,900	6,864
Engineering services	431	1,944	732	7,820
Total revenue	$21,260	$16,935	$58,984	$45,933

The approximate revenue based on geographic location of customers is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
North America	$14,433	$15,161	$42,944	$38,740
Middle East	2,738	969	5,633	2,345
Asia Pacific	3,827	40	9,629	3,618
Other	262	765	778	1,230
Total revenue	$21,260	$16,935	$58,984	$45,933
Revenue from categories of customers for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
U.S. federal government and agencies	$14,041	$14,858	$41,780	$38,083
International governments	6,846	1,822	16,100	7,309
Commercial and other	373	255	1,104	541
Total revenue	$21,260	$16,935	$58,984	$45,933
As of September 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
U.S. federal government and agencies	$1,996	$2,540
International governments	369	261
Commercial and other	368	311
Allowance for doubtful accounts	(19)	—
Total accounts receivable	$2,714	$3,112
Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of September 30, 2023, the Company had $252.4 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $24.4 million, $52.6 million, and $175.4 million in the three months ending December 31, 2023, fiscal year 2024, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Contract assets - current:
Unbilled revenue	$9,944	$5,706
Total contract assets - current	$9,944	$5,706

Contract assets - long-term:
Unbilled revenue - long-term	$2,411	$1,287
Contract assets - long-term	590	681
Total contract assets - long-term(1)	$3,001	$1,968

Contract liabilities - current:
Deferred revenue - current	$6,621	$6,783
Total contract liabilities - current	$6,621	$6,783

Contract liabilities - long-term:
Other contract liabilities - long-term	$96	$109
Total contract liabilities - long-term	$96	$109
(1) Total contract assets - long term is included in other assets in the unaudited condensed consolidated balance sheets.
Contract liabilities include payments received and billings made in advance of the satisfaction of performance obligations under the contract and are realized when the associated revenue is recognized under the contract. Contract assets include (i) unbilled revenue, which is the amount of revenue recognized in excess of the amount billed to customers, where the rights to payment are not just subject to the passage of time; and (ii) costs incurred incremental to the contract and to fulfill contract obligations. Other contract assets and other contract liabilities primarily relate to contract commissions on customer contracts.
Changes in short-term and long-term contract assets and contract liabilities for the nine months ended September 30, 2023 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2023	$7,674	$6,892
Billings or revenue recognized that was included in the beginning balance	(2,955)	(6,117)
Changes in contract assets or contract liabilities, net of reclassification to receivables	8,617	5,757
Cumulative catch-up adjustment arising from changes in estimates to complete	(92)	49
Cumulative catch-up adjustment arising from contract modifications	(208)	149
Changes in costs to fulfill and amortization of commission costs	(91)	—
Changes in contract commission costs	—	(13)
Balance as of September 30, 2023	$12,945	$6,717

6. Equity Method Investments
LeoStella
The Company accounts for its investment in LeoStella as an equity method investment. The Company did not make any additional capital investments in LeoStella during the three and nine months ended September 30, 2023 or 2022.
LeoStella's revenue from related parties was $3.3 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively, and $17.9 million and $20.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had differences between the carrying value of its equity method investments and the underlying equity in the net assets of the investees of $2.2 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively. The difference is the result of the elimination of upstream intra-entity profits from the sale of satellites.
The following table presents summarized financial information for the Company’s investments in LeoStella and X-Bow for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized statements of operations	2023	2022	2023	2022
	(in thousands)
Revenue	$9,190	$3,697	$32,936	$34,956
Net loss	(2,950)	(3,784)	(6,750)	(2,718)

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
Settlement Arrangement for the Sale of Spaceflight
On February 9, 2022, the Company received an indemnification claim notice regarding certain collection and tax payments related to the Share Purchase Agreement dated as of January 31, 2020 among BlackSky Holdings, Inc., Spaceflight, and M&Y Space. On October 21, 2022, the parties agreed to the framework for a global settlement of such indemnification claims, to include a settlement payment by the Company of $1.0 million and a holdback amount of $0.1 million subject to M&Y Space Co.’s ability to collect against certain receivables. As a result, the existing contingent liability was reduced by $0.7 million, which was recorded as a gain from discontinued operations in the nine months ended September 30, 2022.
The following summarizes the components of the gain from discontinued operations, net of income taxes that the Company has reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Major classes of line items constituting loss from discontinued operations:
Revenue - launch services	$—	$—	$—	$—
Total operating costs and expenses	—	—	—	—
Operating loss	—	—	—	—
Loss from discontinued operations, before income taxes	—	—	—	—
Gain from discontinued operations	—	707	—	707
Total gain from discontinued operations, net of income taxes	—	707	—	707

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	September 30,	December 31,
	2023	2022
	(in thousands)
Satellites	$125,124	$116,219
Software	14,372	8,503
Software development in process	5,827	2,942
Computer equipment	1,665	1,996
Office furniture and fixtures	4,015	674
Other equipment	731	631
Site equipment	2,747	2,558
Total	154,481	133,523
Less: accumulated depreciation	(79,926)	(61,939)
Property and equipment — net	$74,555	$71,584

9. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	September 30,	December 31,
	2023	2022
	(in thousands)
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	80,622	77,132
Total long-term debt	80,622	77,132
Unamortized debt issuance cost	(1,148)	(913)
Outstanding balance	$79,474	$76,219

The outstanding debt was solely comprised of loans from related parties with effective interest rates of 11.32% to 11.56% and a maturity date of October 31, 2026.

On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amends the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date, (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants. This facility is secured by substantially all of the Company’s assets, is guaranteed by the Company’s subsidiaries, and contains customary covenants and events of default. The Amendment was accounted for as a debt modification and related transaction costs of $1.3 million were recorded during the nine months ended September 30, 2023.
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $78.7 million and $73.2 million as of September 30, 2023 and December 31, 2022, respectively, which is different than the historical costs of such long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

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
The section entitled "Non-GAAP Financial Measures" has additional information on the Company's definition of Adjusted EBITDA. As of September 30, 2023, all debt instruments contain customary covenants and events of default. The Company was in compliance with all covenants as of September 30, 2023.

10. Equity Warrants Classified as Derivative Liabilities

Warrant Issuances
In March 2023, the Company completed the closing of a private placement whereby the Company issued warrants to purchase up to 16.4 million shares of Class A common stock.
The purchase price of each share and associated warrant was $1.79. Including the issuance of Company’s Class A common stock (see Note 12), the aggregate gross proceeds to the Company from the private placement were $29.4 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company uses the net proceeds from the private placement for general corporate purposes, including working capital.
The warrants have an exercise price of $2.20 per share of Class A common stock, and are exercisable until September 8, 2028. The March 2023 private placement warrants provide that a holder of warrants will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that each holder may increase or decrease the beneficial ownership limitation by giving notice to the Company; but not to any percentage in excess of 9.99%.
The Company incurred transaction costs which consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the March 2023 private placement. The transaction costs of $0.9 million related to the 2023 private placement warrants were included in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2023.
The Company also has approximately 24.1 million additional outstanding warrants, including 15.8 million public warrants and 8.3 million private placement warrants, issued by Osprey, the Company's predecessor company, in 2019 in connection with its initial public offering as a special purpose acquisition company. The 2019 warrants are each exercisable for one share of the Company's Class A common stock.

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) (see Note 16). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of September 30, 2023 and December 31, 2022.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at September 30, 2023:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain in Value for the Nine Months Ended September 30,	Fair Value as of September 30, 2023
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$848	$1,249
Private Placement Warrants - Issued October 2019	4,163	11.50	18.00	9/9/2026	Liability	208	666
Private Placement Warrants - Issued October 2019	4,163	20.00	18.00	9/9/2026	Liability	83	375
Private Placement Warrants - Issued March 2023	16,404	2.20	N/A	9/8/2028	Liability	6,069	11,647
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

11. Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Transaction costs associated with debt and equity financings	$—	$—	$(1,738)	$—
Other	2	(14)	(70)	(54)
	$2	$(14)	$(1,808)	$(54)

12. Stockholders’ Equity
In March 2023, the Company completed a private placement of 16.4 million shares of the Company’s Class A common stock and an equal number of corresponding warrants, for a purchase price of $1.79 per share and associated warrant. The Company received $29.4 million in gross proceeds from the private placement. The Company sold 1.8 million common shares in its ATM offering during the nine months ended September 30, 2023, at an average purchase price per share of $1.59, resulting in gross proceeds of $2.9 million. The transaction costs for these equity issuances consisted of legal fees, accounting fees, placement agent fees, and other third-party costs related directly to the equity issuances. During the nine months ended September 30, 2023, $1.6 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and unaudited condensed consolidated balance sheets, and as a reduction to the proceeds from the transaction in the unaudited condensed consolidated statements of cash flows.

13. Net Income (Loss) Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands except per share information)
Income (loss) from continuing operations	$675	$(13,800)	$(50,071)	$(60,074)
Income (loss) from discontinued operations	—	707	—	707
Net income (loss) available to common stockholders	$675	$(13,093)	$(50,071)	$(59,367)

Basic and diluted net income (loss) per share - continuing operations	$0.00	$(0.12)	$(0.38)	$(0.51)
Basic and diluted net income (loss) per share - discontinued operations	—	0.01	—	0.01
Basic and diluted net income (loss) per share	$0.00	$(0.11)	$(0.38)	$(0.50)

Shares used in the computation of basic and diluted net income (loss) per share	138,881	118,582	133,465	117,403
The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the nine months ended September 30, 2023 and three and nine months ended September 30, 2022.

	Three and Nine Months Ended September 30,
	2023	2022
	(in thousands)
Restricted Class A common stock	31	79
Class A common stock warrants	1,770	1,770
Stock options	9,146	8,083
Restricted stock units	18,202	8,268
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	8,325
Sponsor Shares	2,372	2,372

14. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as indicated in the table below. Effective January 1, 2022, the Company reorganized its captions in the unaudited condensed consolidated statements of operations and comprehensive income (loss) to better align the Company’s broad portfolio. As a result, for the three and nine months ended September 30, 2022, the amounts presented to reflect the impact of the reorganization have been recasted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$40	$88	$185	$447
Professional & engineering service costs, excluding depreciation and amortization	97	208	391	1,119
Selling, general and administrative	2,265	2,867	7,149	14,823
Total stock-based compensation expense	$2,402	$3,163	$7,725	$16,389
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.2 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively and $0.5 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in property, plant, and equipment - net in the unaudited condensed consolidated balance sheets.

15. Related Party Transactions
A summary of the Company’s related party transactions during the nine months ended September 30, 2023 is presented below:

			Amount Due to Related Party as of
			September 30,	December 31,
			2023	2022
Name	Nature of Relationship	Description of the Transactions	(in thousands)
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	$21,727	$20,787
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	58,895	56,345

					Amount Due to (Due from) Related Party as of
			Total Payments in the Nine Months Ended September 30,		September 30,	December 31,
	Nature of Relationship		2023	2022	2023	2022
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$14,731	$22,067	$(1,146)	$3,728
X-Bow	Equity Method Investee	In 2017, the Company received stock in X-Bow. As of September 30, 2023, the Company had a less than 20% investment in X-Bow and had one Board seat. The Company has engaged X-Bow to develop a rocket for the Company.	—	—	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	333	417	42	—
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	4,459	8,170	—	693
On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Company incurred $0.4 million of offering costs to related parties in relation to the Amendment. See Note 9 for information regarding the Amendment.
Interest on the term loan facility is accrued and is due semi-annually. No significant interest payments were made in the nine months ended September 30, 2023 or 2022. As of September 30, 2023, the Company had interest due to related parties of $4.1 million, of which $0.8 million was included in other current liabilities and $3.3 million was included in other liabilities. As of December 31, 2022, the Company had interest due to related parties of $1.2 million that was included in other current liabilities.

16. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

September 30, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,249	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,041
Private Placement Warrants - Issued March 2023	—	—	11,647
Sponsor Shares	—	—	1,446
	$1,249	$—	$14,134

December 31, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,097	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,332
Sponsor Shares	—	—	1,684
	$2,097	$—	$3,016
The carrying values of the following financial instruments approximated their fair values as of September 30, 2023 and December 31, 2022 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2023 or 2022.
Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2022 of $4.8 million included the Sponsor Shares and the October 2019 private placement warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2023:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2023	$1,684	$1,332	$—
Liability recorded at fair value	—	—	17,716
Gain from changes in fair value	(238)	(291)	(6,069)
Balance as of September 30, 2023	$1,446	$1,041	$11,647

17. Commitments and Contingencies

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

Other Commitments
In August 2023, the Company entered into a non-refundable commitment for multi-launch and integration services.
In November 2023, the Company entered into a commercial agreement with financing terms for multiple launches providing for $3.0 million to be paid upfront, and for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a 3 year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum. The Company may prepay at any time until the maturity date without premium or penalty. As of November 8, 2023, the minimum commitment associated with the agreement is $8.4 million.
Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate.

18. Concentrations, Risks, and Uncertainties
For the three months ended September 30, 2023 and 2022, revenue from customers representing 10% or more of the consolidated revenue from continuing operations was $16.0 million and $10.7 million, respectively, and $37.2 million and $23.9 million, respectively, for the nine months ended September 30, 2023 and 2022. Accounts receivable related to these customers as of September 30, 2023 and December 31, 2022 was $0.3 million and $0, respectively.
Revenue from the U.S. federal government and agencies was $14.0 million and $14.9 million for the three months ended September 30, 2023 and 2022, respectively, and $41.8 million and $38.1 million, respectively, for the nine months ended September 30, 2023 and 2022. Accounts receivable related to U.S. federal government and agencies was $2.0 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of September 30, 2023 and 2022, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

19. Subsequent Events
The Company evaluated subsequent events through November 8, 2023 and determined that there have been no events that have occurred that would require additional disclosures or adjustments to the consolidated financial statements, other than those previously disclosed in Note 1 and Note 17 above.

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
Our Blacksky Spectra software platform can, among other things, process millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things (“IoT”) connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. Blacksky Spectra employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights that our customers receive, all fully automated. Customers can access Blacksky Spectra's data and analytics through easy-to-use web services or through platform application programming interfaces.
Our next generation satellites (“Gen-3”), expected to launch in 2024, are designed to improve imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime and low-light. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our Blacksky Spectra platform, and low constellation cost is transforming the market for geospatial imagery and space-based data and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by our Blacksky Spectra platform, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two strategic assets—our satellite constellation and our Blacksky Spectra platform—are mutually reinforcing: as we capture more information about the world’s most important strategic and economic assets and locations, our proprietary database expands and increases its utility; enabling us to better detect, understand, and predict changes that matter most to our customers.

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
Components of Operating Results
Revenue
Our revenue is generated by selling imagery and software analytics services through our Blacksky Spectra platform and by providing professional and engineering services to strategic customers on a project basis.
•Imagery and Software Analytical Services Revenue
◦Imagery: We offer our customers high-revisit, on-demand high resolution electro optical satellite imaging services. Through our BlackSky Spectra software platform, customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include basic plans for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, primarily sales commissions on contracts greater than one year, which are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based upon the classification of each employees’ cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
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
•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred for data science modeling and algorithm development related to our Blacksky Spectra software platform, and for the strategic development efforts to support our long-term strategy. In addition, we employ and classify third-party vendors who fulfill our strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment which mainly consists of operational satellites. Amortization expense is related to intangible assets which mainly consist of customer relationships.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Effective January 1, 2022, we reorganized our captions in the unaudited condensed consolidated statements of operations and comprehensive income (loss) to better align the Company’s broad portfolio. As a result, for the three and nine months ended September 30, 2022, the amounts presented to reflect the impact of the reorganization have been recasted. Period to period comparisons are not necessarily indicative of future results. The following table provides the components of results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$15,264	$13,707	$1,557	11.4%	$46,352	$31,249	$15,103	48.3%
Professional & engineering services	5,996	3,228	2,768	85.7%	12,632	14,684	(2,052)	(14.0)%
Total revenue	21,260	16,935	4,325	25.5%	58,984	45,933	13,051	28.4%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,479	3,513	(34)	(1.0)%	10,634	10,537	97	0.9%
Professional & engineering service costs, excluding depreciation and amortization	3,288	4,274	(986)	(23.1)%	11,137	17,991	(6,854)	(38.1)%
Selling, general and administrative	17,572	18,758	(1,186)	(6.3)%	55,289	59,041	(3,752)	(6.4)%
Research and development	133	197	(64)	(32.5)%	525	449	76	16.9%
Depreciation and amortization	11,304	9,598	1,706	17.8%	32,735	26,166	6,569	25.1%
Operating loss	(14,516)	(19,405)	4,889	25.2%	(51,336)	(68,251)	16,915	24.8%
Gain on derivatives	17,012	7,135	9,877	138.4%	7,445	10,629	(3,184)	(30.0)%
Income (loss) on equity method investment	328	(776)	1,104	142.3%	913	694	219	31.6%
Interest income	519	486	33	6.8%	1,602	664	938	141.3%
Interest expense	(2,532)	(1,226)	(1,306)	(106.5)%	(6,627)	(3,756)	(2,871)	(76.4)%
Other income (expense), net	2	(14)	16	114.3%	(1,808)	(54)	(1,754)	NM
Income (loss) before income taxes	813	(13,800)	14,613	105.9%	(49,811)	(60,074)	10,263	17.1%
Income tax expense	(138)	—	(138)	(100.0)%	(260)	—	(260)	(100.0)%
Income (loss) from continuing operations	675	(13,800)	14,475	104.9%	(50,071)	(60,074)	10,003	16.7%
Discontinued operations:
Gain from discontinued operations	—	707	(707)	(100.0)%	—	707	(707)	(100.0)%
Income tax (expense) benefit	—	—	—	—%	—	—	—	—%
Gain from discontinued operations, net of income taxes	—	707	(707)	(100.0)%	—	707	(707)	(100.0)%
Net income (loss)	$675	$(13,093)	$13,768	105.2%	$(50,071)	$(59,367)	$9,296	15.7%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$15,264	$13,707	$1,557	11.4%	$46,352	$31,249	$15,103	48.3%
% of total revenue	71.8%	80.9%			78.6%	68.0%

Professional & engineering services revenue	5,996	3,228	2,768	85.7%	12,632	14,684	(2,052)	(14.0)%
% of total revenue	28.2%	19.1%			21.4%	32.0%

Total revenue	$21,260	$16,935	$4,325	25.5%	$58,984	$45,933	$13,051	28.4%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, driven by increased imagery and analytics orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers.
Professional and Engineering Services Revenue
Professional and engineering services revenue increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to new contracts we were awarded in the first half of 2023. Professional and engineering services revenue decreased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a lower quarterly percentage of completion achieved in two engineering services contracts as a result of an increase in the program's maturity year-over-year, partially offset by an increase in professional services revenue generated from new contracts awarded in the first half of 2023.

Costs and Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,479	$3,513	$(34)	(1.0)%	$10,634	$10,537	$97	0.9%
Professional & engineering service costs, excluding depreciation and amortization	3,288	4,274	(986)	(23.1)%	11,137	17,991	(6,854)	(38.1)%
Total costs	$6,767	$7,787	$(1,020)	(13.1)%	$21,771	$28,528	$(6,757)	(23.7)%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization were relatively flat for the three and nine months ended September 30, 2023, as compared to the same periods in 2022.

Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to fewer costs incurred on two engineering services contracts, driven by an increase in the programs' maturity year-over-year. This was partially offset by $0.3 million and $3.6 million of unfavorable changes in our estimate to complete on two engineering services contracts during the three and nine months ended September 30, 2023, respectively, as compared to the prior year. The estimation of total costs to complete on long-term projects is subject to many variables and requires judgment and we may have future changes in estimates, which may have an impact on professional and engineering service costs and associated revenues.

Selling, General, and Administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Stock-based compensation expense	$2,265	$2,867	$(602)	(21.0)%	$7,149	$14,823	$(7,674)	(51.8)%
Salaries and benefit costs	10,368	8,933	1,435	16.1%	31,247	25,539	5,708	22.4%
Development costs	190	371	(181)	(48.8)%	787	624	163	26.1%
Professional fees	800	1,317	(517)	(39.3)%	2,820	3,836	(1,016)	(26.5)%
Information technology and other administrative expenses	2,127	1,904	223	11.7%	6,712	4,519	2,193	48.5%
Selling and marketing	877	1,510	(633)	(41.9)%	2,890	4,129	(1,239)	(30.0)%
Rent expense	354	722	(368)	(51.0)%	1,424	1,954	(530)	(27.1)%
Insurance	590	1,134	(544)	(48.0)%	2,260	3,617	(1,357)	(37.5)%
Selling, general and administrative	$17,571	$18,758	$(1,187)	(6.3)%	$55,289	$59,041	$(3,752)	(6.4)%

Selling, general, and administrative expenses decreased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022. For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, stock-based compensation expense decreased $0.6 million and $7.7 million, respectively, related to the vesting of a significant number of restricted stock units ("RSUs") in 2022. Salaries and payroll-related benefits increased due to expansion of the sales team and investment in AI capabilities.

The following is our forecast for total RSU expense as of September 30, 2023, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the remainder of 2023	$2,827
For the years ending December 31,
2024	9,076
2025	7,473
2026	5,173
2027	1,762
$26,311

Research and Development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Research and development	$133	$197	$(64)	(32.5)%	$525	$449	$76	16.9%

Research and development expense decreased for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2023 as compared to the same periods in 2022. The changes were driven by the timing of contracts with third-party vendors who fulfill our strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Depreciation of satellites	$9,598	$8,811	$787	8.9%	$28,413	$24,579	$3,834	15.6%
Depreciation of all other property and equipment	1,566	647	919	142.0%	3,901	1,166	2,735	234.6%
Amortization	140	140	—	—%	421	421	—	—%
Depreciation and amortization	$11,304	$9,598	$1,706	17.8%	$32,735	$26,166	$6,569	25.1%
Depreciation expense from satellites increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, driven by an increase in the number of satellites in service.
Depreciation expense from all other property and equipment increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily driven by capitalization of software and additional site equipment that was placed into service.
Amortization expense remained flat for the three and nine months ended September 30, 2023 as compared to the same periods in 2022.

Gain from discontinued operations, net of income taxes

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Gain from discontinued operations, net of income taxes	$—	$707	$(707)	(100.0)%	$—	$707	$(707)	(100.0)%
On June 12, 2020, we completed the sale of 100% of our interests in Spaceflight, Inc. to M&Y Space Co., Ltd for a final purchase price of $31.6 million. During the three and nine months ended September 30, 2022, the Company received an indemnification claim notice regarding certain collection and tax payments related to the Share Purchase Agreement among BlackSky Holdings, Inc., Spaceflight, Inc., and M&Y Space Co., Ltd. The parties agreed to the framework for a global settlement of such indemnification claims, to include a settlement payment by the Company of $1.0 million and a holdback amount of $0.1 million subject to M&Y Space Co.’s ability to collect against certain receivables. As a result, we reduced our existing contingent liability by $0.7 million.

Non-Operating Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(dollars in thousands)
Gain on derivatives	$17,012	$7,135	$9,877	138.4%	7,445	10,629	(3,184)	(30.0)%
Income (loss) on equity method investment	328	(776)	1,104	142.3%	913	694	219	31.6%
Interest income	519	486	33	6.8%	1,602	664	938	141.3%
Interest expense	(2,532)	(1,226)	(1,306)	(106.5)%	(6,627)	(3,756)	(2,871)	(76.4)%
Other income (expense), net	2	(14)	16	114.3%	(1,808)	(54)	(1,754)	NM
•NM - Fluctuation in terms of percentage change is not meaningful.

Gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price and the gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated gains during the three and nine months ended September 30, 2023 and 2022.
Income (loss) on equity method investment
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella.
Interest income
Interest income increased during the three and nine months ended September 30, 2023 as a result of our short-term investments purchased in the second quarter of 2022 as well as an increase in the effective interest rate received for our investments.
Interest expense
Interest expense increased during the three and nine months ended September 30, 2023 as a result of a higher effective interest rate on our loans from related parties.
Other income (expense), net
For the nine months ended September 30, 2023, other income (expense), net, included $0.9 million of transaction costs associated with new warrants that are accounted for as derivative liabilities and $0.8 million of transaction costs associated with our debt modification during the second quarter of 2023.

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

Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, severance, (income) loss on equity method investment, investment loss on short-term investments, transaction costs associated with debt and equity financings, forgiveness of non-trade receivables, and gain from discontinued operations, net of income taxes. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$675	$(13,093)	$(50,071)	$(59,367)
Interest income	(519)	(486)	(1,602)	(664)
Interest expense	2,532	1,226	6,627	3,756
Income tax expense	138	—	260	—
Depreciation and amortization	11,304	9,598	32,735	26,166
Stock-based compensation expense	2,402	3,163	7,725	16,389
Gain on derivatives	(17,012)	(7,135)	(7,445)	(10,629)
Gain from discontinued operations, net of income taxes	—	(707)	—	(707)
(Income) loss on equity method investment	(328)	776	(913)	(694)
Forgiveness of non-trade receivables	—	31	—	106
Transaction costs associated with debt and equity financings	—	—	1,738	—
Severance	363	56	562	761
Investment loss on short-term investments	—	—	55	—
Adjusted EBITDA	$(445)	$(6,571)	$(10,329)	$(24,883)

Liquidity and Capital Resources
As of September 30, 2023, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $32.1 million and $34.2 million as of September 30, 2023 and December 31, 2022, respectively, and our short-term investments totaled $17.5 million and $38.0 million as of September 30, 2023 and December 31, 2022, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of September 30, 2023, we had an accumulated deficit of $595.2 million.
Our short-term liquidity as of September 30, 2023 was comprised of the following:

(in thousands)
Cash and cash equivalents	$32,138
Restricted cash	1,835
Short-term investments(1)	17,543
$51,516
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

In November 2023, the Company entered into a commercial agreement with financing terms providing for $3.0 million to be paid upfront, and for $27.0 million to be repaid quarterly on a pro-rata basis across a 3 year period after each successful launch milestone, with payments to accrue interest at 12.6% per annum. We may prepay at any time until the maturity date without premium or penalty. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate.
In November 2023, we sold our equity-method investment in X-Bow and expect to receive proceeds of $9.5 million in the fourth quarter of 2023 per our executed stock sale contract.

Funding Requirements
While our expenses may continue to exceed our revenues in the near term due to investments we are making in sales, marketing and products to increase our market share, we expect this difference to decline as we progress to becoming operating cash flow positive. We expect to continue to incur capital expenditures as we procure and launch satellites to increase image collection capacity, as well as investing in our Gen-3 satellites and our BlackSky Spectra software platform to significantly expand our product capabilities in the future.

Short-Term Liquidity Requirements
As of September 30, 2023, our current assets were $70.7 million, consisting primarily of cash and cash equivalents, restricted cash, short-term investments, trade receivables, prepaid expenses and other current assets, and contract assets.
As of September 30, 2023, our current liabilities were $18.7 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and other non-recurring current liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Blacksky Spectra software platform and internal infrastructure that will enable us to scale the business efficiently and securely. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and, or, the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		$
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(15,798)	$(39,431)	$23,633
Net cash used in investing activities(1)	(14,934)	(84,123)	69,189
Net cash provided by (used in) financing activities	27,689	(4,514)	32,203
Net decrease in cash, cash equivalents, and restricted cash	(3,043)	(128,068)	125,025
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104	(131,088)
Cash, cash equivalents, and restricted cash – end of period(2)	$33,973	$40,036	$(6,063)
(1) Includes the purchases of $29.2 million of short-term investments not categorized as cash, cash equivalents, or restricted cash
(2) $17.5 million of short-term investments are not classified as cash, cash equivalents, or restricted cash. Our short-term liquidity at September 30, 2023 was $51.5 million

Operating activities
For the nine months ended September 30, 2023, net cash used in operating activities was $15.8 million. The contributors to the significant decrease in cash used during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 were the decrease in cash used for working capital in addition to the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, gain on derivatives, and other non-cash items. The decrease in cash used for working capital was the result of an increase in liabilities and a decrease in accounts receivable during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The operating loss decrease in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to increased imagery and analytics revenue and decreased professional & engineering service costs.

Investing activities
The change in net cash used in investing activities was primarily due to a decrease in the purchases of short-term investments in government securities to $29.2 million during the nine months ended September 30, 2023. In addition, we continue to have significant cash outflows for satellite procurement and launch related services. We also continue to incur labor costs for internally developed capitalized software as we add innovative new services and tools to our Blacksky Spectra software platform. These costs were partially offset by the redemption and maturity of $50.1 million of our short-term investments in corporate debt and governmental securities in the nine months ended September 30, 2023.

Financing activities
The most significant impact in the change in cash flows from financing activities in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is the receipt of $30.9 million in proceeds from our equity issuances, net of equity issuance costs, of which $17.7 million was allocated to the liability-classified warrants in accordance with our accounting policy. Our equity issuances in the nine months ended September 30, 2023 included a private placement of 16.4 million shares at a purchase price of $1.79 per share, which resulted in $29.4 million in gross proceeds, as well as the sale of 1.8 million shares under our ATM offering program, which resulted in $2.9 million in gross proceeds.
In addition, withholding tax payments on the vesting of RSUs decreased from $4.6 million in the nine months ended September 30, 2022 to $1.0 million in the nine months ended September 30, 2023. We also incurred $0.9 million of transaction costs related to derivative liabilities and $1.3 million of payments related to debt modification costs in the nine months ended September 30, 2023.

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
Identifying the Performance Obligations in a Contract
We execute contracts for a single promise or multiple promises. Specifically, our firm fixed price contracts typically include multiple promises which may be accounted for as separate performance obligations. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the predominant attributes of the performance obligations.
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

Private Placement Warrants and Sponsor Shares
We have classified the private placement warrants issued in October 2019 and March 2023 and Sponsor Shares as long-term liabilities in our unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The private placement warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the Merger and the private placement warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain on derivatives on our unaudited condensed consolidated statements of operations and comprehensive income (loss). We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During June, August, and September 2023, we raised gross proceeds of $2.9 million through the sale of 1,843,471 shares in our ATM offering. We sold such shares at an average purchase price per share of $1.59. After deducting commissions and other offering expenses associated with the ATM offering of $0.9 million, the net proceeds to us from the transactions were $1.9 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.

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

November 8, 2023	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Vice President and Controller
(Principal Accounting Officer)