Form 10-K
period 2023-12-31
BlackSky Technology Inc.
filed 2024-03-20
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $303,558,711. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 15, 2024, there were 146,262,694 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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
• the performance of our BlackSky Spectra® software platform;
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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2014, BlackSky Technology Inc. (herein referred to as “BlackSky,” the “Company,” “we,” “us,” or “our”) is a space-based intelligence company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. BlackSky® is trusted by many of the most demanding U.S. and international government agencies and commercial businesses around the world. We are defining a new category of space-based intelligence products and services with real-time imagery and automated analytics, delivered through an easy-to-use interface coupled with our high-revisit and low latency satellite constellation both designed to help customers see, understand and anticipate change for a decisive strategic advantage. BlackSky can image many of the most strategic locations on Earth up to 15 times per day, many traditional Earth observation companies image twice per day.
BlackSky designs, owns and operates the industry’s most advanced, purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra tasking and analytics software platform and our proprietary high resolution, low earth orbit ("LEO") small satellite (“smallsat” or “smallsats”) constellation. BlackSky Spectra is a first-of-its-kind commercial platform that helps customers manage their monitoring activities from space at industry-leading speed, frequency, and economics. The BlackSky constellation is the primary sensor and communications architecture that delivers space-based data to BlackSky Spectra. BlackSky’s satellites fly in unconventional, inclined orbits, and with built-in automated systems, the constellation can distinctly deliver time-diverse, dawn-to-dusk, rapid revisit imagery, and analytics with no humans in the loop. Customers experience the value of BlackSky’s capabilities in the On-Demand and Assured service and product offerings. BlackSky Spectra augments proprietary data collected from our constellations with input from third-party sensors.
The Changing Geospatial Market
The market is shifting away from static, low-frequency satellite imagery and geospatial mapping solutions toward dynamic and on-demand, high-frequency imagery and advanced analytics that together deliver real-time space-based intelligence. The commercial sensors on orbit expand from a handful of large, expensive commercial satellites to now hundreds and soon to be thousands of space-based sensors that are changing the way we see and understand our world. To capitalize on this paradigm shift, BlackSky deployed a proprietary satellite constellation providing high-frequency, high-resolution imagery and built a fully operational software platform capable of integrating our proprietary data with the data from this proliferation of sensors and other third-party information, such as synthetic aperture radar (SAR) data and radio frequency data from partners, millions of GPS-enabled terrestrial data sources and Internet of Things (IoT) connected devices. Our proprietary software platform, BlackSky Spectra, then applies artificial intelligence (AI) and machine learning (ML) techniques to transform these raw data feeds into real-time actionable intelligence.
BlackSky helps customers improve their decision-making processes by incorporating on-demand imagery and AI-driven analytics into their daily operations through our modern, easy-to-use, software-as-a-service (SaaS) customer experience. We can deliver our proprietary, on-demand imagery at a lower cost than legacy providers due to our scalable software platform, our capital efficient constellation design, and adaptable pricing models, among other things. BlackSky’s commercial SaaS approach also gives customers the ability to quickly activate custom, space-based intelligence capabilities with minimal established infrastructure or geospatial knowledge base.
Our Vertically Integrated Strategic Assets
The need for real-time space-based intelligence is now more important than ever. Recent global events, like the ongoing conflicts in Israel, Sudan and Ukraine and the earthquakes in Turkey and Syria, have reinforced the value of real-time, space-based intelligence. BlackSky is changing the way space is used to deliver vital, actionable intelligence through our two key strategic assets: our high-revisit Earth observation smallsat constellation and our AI-enabled software platform.
Our Satellite Constellation
We design, develop and operate a constellation of proprietary high-resolution, high-revisit LEO smallsats. Our constellation differentiates BlackSky from competitors as it is optimized to provide reliable and dynamic hourly monitoring of among the most strategic, high-value locations and assets where we believe approximately 90% of the world's gross domestic product occurs. Whereas our competitors are dedicated primarily to mapping the entirety of the Earth on a routine basis and who, therefore, require a larger and more expensive constellation to support their mission, BlackSky's unique architecture delivers highly valued imagery and intelligence with a smaller, more capital efficient, and adaptable constellation. Our constellation can image most locations between the latitudes of 55 degrees North and 55 degrees South with frequent hourly revisits or on-demand, providing our customers with insights and situational awareness throughout the day and as events unfold.
BlackSky operates a constellation of satellites that is licensed by National Oceanic and Atmospheric Administration (NOAA) and is optimized for latency and capacity and delivers high revisit imaging and analytic services without a dependency on any individual satellite. This approach enables us to strategically deploy capacity to meet customer needs and tailor the capability over time to meet market demand. Under optimal conditions and measured from dawn-until-dusk, our constellation achieves a peak revisit rate of up to 15 revisits a day.
Our current satellites (Gen-2) are purpose-built to serve our monitoring mission and are the primary data source for our BlackSky Spectra software platform. Each satellite is equipped with a modern, commercially-derived optical telescope that can collect imagery at 85-centimeter resolution at nadir. Launched into LEO, approximately 450 kilometers above the surface of the Earth and placed into a mid-inclination orbit whereby the satellites travel from West to East, our constellation is optimally distributed to provide maximum coverage for our customers. Our ability to quickly deliver space-based data is enhanced by strategically-placed BlackSky ground stations worldwide. Our satellite design is further complemented by our autonomous tasking, mission planning, command and control services, and satellite health and safety monitoring embedded within our BlackSky Spectra software.
BlackSky’s Gen-2 constellation provides unique value with the ability to collect imagery and analytics from dawn-until-dusk at a higher cadence and at lower cost than traditional providers. U.S. and allied militaries rely on our services for high-revisit monitoring of airfields, vehicle depots, troop movements, and other high-value locations to detect changes in pattern-of-life. BlackSky can distinguish landscape features such as roads and buildings, and gauge commercial activities and patterns such as movements from ships in ports, progress at construction sites, and changes in production by estimating the number of cars in a parking lot.
We have designed our next generation satellites (Gen-3) to include significantly enhanced capabilities, including 35-centimeter electro-optical imaging resolution and 1-meter short-wave infrared imaging technology for expanded imaging capabilities in low-light or nighttime. The Gen-3 constellation will also feature improved data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. We anticipate launching our first Gen-3 satellites in 2024. We believe these Gen-3 advancements will improve our analytics and increase the value we can deliver to our customers.
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

Our AI-Enabled Software Platform
Our BlackSky Spectra software platform processes millions of observations a day from both our proprietary satellite constellation and by using data from multiple external sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, IoT connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. The platform uses proprietary mission operations software that optimizes revisit rates and collection capabilities. BlackSky Spectra employs advanced, proprietary AI and ML techniques to process, analyze, and transform these data feeds into fully automated alerts, information, and insights for our customers. These critical insights provide customers with actionable intelligence that supports daily decision making.
Customers access BlackSky Spectra’s data and analytics through an easy-to-use web interface on their desktops or mobile devices. Through BlackSky Spectra, customers can task BlackSky's constellation and receive high-resolution imagery and analytics in, on average, under 90 minutes. Importantly, customers can set up alerts so that BlackSky Spectra automatically generates and distributes images from BlackSky satellites and analytics upon the occurrence of certain conditions or changes, giving customers a first-to-know advantage. Understanding the flexibility needed to engage a wide range of customers, BlackSky Spectra gives customers the ability to order imagery from other providers. Customers can also access BlackSky products through application programming interfaces (APIs), which are typically embedded with customers or certain reseller channels.
As we collect data, we establish a baseline view of important conditions around the world. Incremental data enables us to detect and understand changes to or deviations from the baseline. BlackSky Spectra leverages this data, much of it proprietary, to accelerate its learning using neural networks. We believe that BlackSky Spectra will benefit from a “flywheel learning effect” as we continuously expand and enrich our proprietary data repository.
Designed with security and scalability in mind, BlackSky Spectra is built on the Amazon Web Services platform and reinforced with advanced cybersecurity protection enabling safe and secure integration with U.S. government systems. BlackSky Spectra offers a full software stack that includes a data and sensor integration layer, an extract, transform, load (ETL) layer, an analytics layer that hosts our AI and ML algorithms, an application layer for our customers, an API framework for developers, and our global intelligence database that captures sensor data.
BlackSky Spectra has been operating for eight years and is continuously updated and refreshed. We have designed our software stack with a strong focus on API compatibility to enable developers to easily integrate our software with our customers’ information technology platforms. Our goal is for customers to be able to access BlackSky Spectra with minimal incremental technology investment. Software development is an important focus for our future as BlackSky Spectra is the key to turning our geospatial data into actionable intelligence that improves and enhances our customers’ business processes and decisions.
Our Key Services and Products
BlackSky generates revenue by selling On-Demand and Assured product and service offerings that support a broad range of applications including national security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. These offerings are comprised of a predefined, yet customizable, standard set of imagery and software analytics products accessible via our basic subscription plan through our BlackSky Spectra software platform, plus professional and engineering services provided to customers on a project-by-project basis.
Imagery and Software Analytical Services
•Imagery: We offer high-revisit, high-resolution, satellite imaging products including single-frame day, multi-frame, broad area 2x1, burst, and stereo (2&5-frame) imagery. Through our BlackSky Spectra software platform, customers can directly task our constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. All imagery products are included in the basic subscription plan for On-Demand tasking. Another option is the multi-year Assured access bundle program, where customers receive secure priority access and imaging capacity over a region of interest on a take or pay basis.
•Data, Software, and Analytics: Our AI-generated analytics are also offered on a subscription basis and provide customers with automated access to our site monitoring, event monitoring, and global data services. We provide services related to object change and anomaly detection; site monitoring; and enhanced analytics through which we can detect key pattern-of-life changes in critical locations. These critical locations include infrastructure such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory.
While we offer a variety of pricing and utilization options for our imagery and analytical product offerings, most of our agreements are structured as subscription contracts, followed by usage-based pricing and transactional licenses. These options provide customers with flexibility to utilize our imagery and analytical services in a manner that best suits their business needs. We offer pricing tiers that enable the customer to manage collection priorities. For example, during critical events, customers may pay a premium to prioritize their monitoring and collection requirements, while at other times, customers can select lower priority collections to allow for more economical use of their overall subscription.
Professional and Engineering Services
We also provide professional service solutions to support customer-specific software feature requests and the integration, testing, and training of our imagery and software analytical services into a customer’s organizational processes and workflows. The Company also provides engineering services, which include, developing and delivering advanced satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development.
We develop and deliver advanced satellites and payload systems, with operational support, for strategic customers that desire to leverage our expertise in mission systems engineering and operations, ground station operations, software, analytics and systems development. In this model, satellite and payload systems are typically sold to government customers or government resellers under a fixed price contract with additional revenue streams for ongoing support and services once the satellite is in orbit. These contracts allow BlackSky to maintain its production line at scale and also benefiting from technological developments and creates ongoing subscription-like contracts.

Revenue by Service Offering
(in millions)
$9.4
$8.6
$13.2
$34.2
$12.3
$16.8
$10.8
$54.6
2022
2023
Imagery (1)
Data, software & analytics (1)
Professional services (2)
Engineering services (2)

(1) Included in imagery and software analytical services in our Consolidated Statements of Operations and Comprehensive Loss
(2) Included in professional and engineering services in our Consolidated Statements of Operations and Comprehensive Loss

Our Customers
Many of the most important and demanding government and commercial organizations in the world, including U.S defense and intelligence agencies and international ministries of defense, rely on the actionable intelligence we provide. To compete effectively in today’s data-driven military battlefields and commercial market environments, governments and organizations of all sizes and industries face a growing need for timely and affordable geospatial intelligence and analytics to help shape critical decisions. To meet these customer demands, next generation geospatial intelligence platforms must have the ability to deliver situational awareness, location intelligence, and insights into events and activities as they unfold.
Our current customer base and market mix are weighted towards U.S. defense and intelligence customers, as we have a long history serving these agencies as a trusted mission partner. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our professional and engineering service offerings, to a broad set of domestic and international customers. Management classifies our customer base predominantly into three categories:
•U.S. Federal Government & agencies: We sell to multiple U.S. government agencies that span defense, intelligence, and federal and civilian agencies. Our intelligence customers include the National Reconnaissance Office (“NRO”) and the National Geospatial-Intelligence Agency ("NGA"). In May 2022, we were awarded our largest imagery contract to date, valued at up to $1 billion over a ten-year period with the NRO. Through this contract, we have delivered thousands of images to the NRO and continue to support this important agency through additional study contracts focused on expanding new technologies. We provide analytic services to the NGA under an up to five-year $60 million contract and have continued to win task orders on a regular basis. We also have won contracts across a range of other governmental customers including Department of Defense customers such as the Air Force.
•International Governments and Organizations: We sell to multiple foreign governments, agencies, and organizations worldwide. For example, we were awarded a $150+ million, multi-year subscription contract with a major international ministry of defense to provide next generation space-based tactical geospatial intelligence services. We won a multi-year renewal agreement with an international defense sector customer for more than $30 million, expanding and securing priority access to BlackSky’s high-frequency imagery services. Furthermore, we signed a multi-year contract to support the Indonesian Ministry of Defense with space-based capabilities totaling more than $35 million. We also have won contracts with various other foreign agencies, many of which are multi-million-dollar contracts and multi-year in length.
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

Our Competitive Differentiation
We believe that we are well-positioned to compete with legacy satellite imaging providers and other emerging geospatial intelligence providers. Our strategy to combine a high-revisit satellite constellation with an AI-enabled SaaS platform has been validated by contract awards from the most demanding customers. Our unique approach removes three important barriers that we believe have hindered the legacy industry from achieving a broader market adoption including: low costs, ease of use through a modern software interface and platform, and assured access to imaging services where, when, and at the frequency customers need it. Key elements of our competitive differentiation include the following:
•Low-cost imagery capture. Our constellation leverages the disruptive economics of small satellites to enable us to capture data in a more cost-effective manner than legacy satellite imagery providers and offer a variety of pricing models. Lower cost, more adaptable products allow us to expand the market for our services.
•High-revisit rate, dawn-to-dusk imagery collection. We have optimized our constellation to deliver high-revisit collection capability of critical, strategic, and economic assets and locations where we estimate about 90% of the world's GDP occurs. Under ideal conditions and measured from dawn-until-dusk, we are capable of revisiting specific locations on Earth up to 15 times per day.
•On-demand satellite tasking capabilities. Using our BlackSky Spectra software platform, which can be accessed through a web-browser or via APIs, customers can easily task our constellation and receive high-resolution imagery and advanced analytics delivered to their email, in-house ERP system, or cloud environment in, on average, under 90 minutes. This first of its kind capability enables an expansion in the market for geospatial intelligence by eliminating the need for customers to deploy resources to design their own platform or employ geospatial analysts.
•Integration of proprietary and third-party sensor data. By combining proprietary and third-party data sources, we can increase the value of our database of sensor-based information at low cost and serve as a full-service geospatial data solution provider.
•Continuously growing proprietary intelligence data repository. As our data repository grows, we expect to benefit from a flywheel effect whereby incremental data enhances our baseline understanding of the world, thereby enabling the delivery of increasingly valuable insights and analytics to our customers.

•Proprietary, cloud-based software stack. Our cloud-based software platform includes proprietary customer applications—such as an ETL layer, advanced AI/ML modules, and our API framework—that enhance BlackSky Spectra's ability to scale quickly and efficiently deliver meaningful data.
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
Industry Overview
We operate in a large and growing geospatial market that includes both imaging services and analytic solutions. The industry has been evolving over time from a focus on static observation and mapping to a focus on dynamic, high-frequency monitoring capabilities that enable on-demand actionable intelligence. Space-based intelligence is playing an increasingly critical role in decision-making for government agencies, commercial enterprises and organizations around the world. At the same time, a growing number of government defense and intelligence agencies are increasing their reliance on commercial satellite providers to complement their in-house geospatial data sources. According to Markets and Markets, an independent industry research firm, the global geospatial analytics market is projected to grow from about $79 billion in 2023 to about $142 billion by 2028, resulting in a compound annual growth rate of 12.6%.
Organizations like the U.S. Space Force, U.S. Army, and Space Development Agency are seeking to leverage commercial small satellite constellations for space-based defense and mission-critical intelligence, a key priority in the U.S. defense budget. U.S. investments in space programs are outpacing broader defense spending and are viewed by those in government as vital to our country's national security and defense strategy. The U.S. Space Force's $30 billion budget request for fiscal year 2024 is about $3.9 billion over what was enacted for the service in fiscal year 2023. About $19.2 billion of the Space Force budget is aimed at research, development, testing and evaluation. In addition, the Space Development Agency, which re-aligned under the Space Force last October, is requesting about $4.7 billion for fiscal 2024, an 80% increase over last year’s request of $2.6 billion. We believe BlackSky's innovative architecture and operational capabilities are well aligned to support the U.S. government's space-based defense priorities.
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
Compliance with Government Regulations

Our industry is highly regulated and our operations are subject to various foreign, federal, state, and local laws and regulations. We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. government and foreign government contracts. Changes to or additional government regulations or policies relating to our business could increase regulatory uncertainty and may have an adverse effect on our business, financial condition and results of operations. For example, our business requires licenses and permits from the Federal Communications Commission (the “FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense, NOAA and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. Additional information about the government regulations affecting our business and the risks relating to government contracts appears in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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
Employees and Human Capital
As of December 31, 2023, we had 279 employees. BlackSky employs a highly technical workforce, with the majority of our employees working in engineering or operations functions and the remainder in our sales and general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense contractors, satellite manufacturers, other commercial and military aerospace and defense companies, and government agencies.
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
Corporate Information
On September 9, 2021, our predecessor company Osprey Technology Acquisition Corp. (“Osprey”), consummated its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Immediately following the Merger, Osprey changed its name to BlackSky Technology Inc. BlackSky Holdings, Inc. ("Legacy BlackSky") survived the Merger and is now a wholly owned subsidiary of BlackSky Technology Inc. Unless the context otherwise requires, references in this Annual Report on Form 10-K to "BlackSky," the "Company," "we," "us," or "our" refer to the business and operations of BlackSky Technology Inc. and its consolidated subsidiaries (including Legacy BlackSky), following the closing of the Merger.
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

Available Information
Our investor relations website is https://ir.blacksky.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings at www.sec.gov. We use our investor relations website to post important information for investors, including news releases, company presentations and events, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts.

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
•Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance; our operating results have fallen, and may in the future fall, below our financial guidance or other projections or the expectations of securities analysts and investors.
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
•Our business is capital intensive, and we may not be able to adequately finance our capital needs, including funding future satellites, through operations, or by raising capital, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
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

We have a limited history of operating at our current scale and under our current strategy to define the future of real-time space-based intelligence, which makes it difficult to forecast our future results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by growth stage companies in rapidly evolving markets. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.

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

Although our revenue increased in 2023, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, increased regulatory burdens domestically or abroad, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts by our customers, and the maturation of our business, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance; our operating results have fallen, and may in the future fall, below our financial guidance or other projections or the expectations of securities analysts and investors.

Our results of operations, including cash flows, have fluctuated significantly in the past and are likely to continue to do so in the future. Accordingly, the results of any one quarter or measuring period should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. We have presented many of the factors that may cause our results of operations to fluctuate in this “Risk Factors” section. Fluctuations in our results of operations have caused, and may in the future cause, such results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the trading price of our Class A common stock to decline.

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

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our products and services. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our products and services. Therefore, our sales cycle is often long and can vary substantially from customer to customer. Further, decisions to purchase our imagery services can involve significant financial commitments; potential customers for larger monetary or specialized design/engineering contracts generally evaluate our systems, products and technologies at multiple levels within their organization, each of which often have specific requirements, and can involve their senior management and multiple internal approvals.

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

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

•termination of one or more large contracts by customers, including for convenience;
•the image capacity that is able to be supported by our satellite constellation;
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
•prolonged periods of unexpected weather patterns, natural disasters or other events that can impact image quality or force a cancellation or rescheduling of satellite launches; and
•general economic, regulatory, and market conditions, such as disruptions in the supply chain due to geopolitical uncertainty and instability.

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

We are dependent on a small number of customers for a large portion of our revenue. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In fiscal years 2023 and 2022, we had three customers that each accounted for more than 10% of our total revenue and in the aggregate, accounted for 67% and 42% of our total net revenue, respectively. Customers in the defense market generally purchase our services in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our major enterprise or government customers, or if we experience a significant reduction in business from one or more major enterprise or government customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.

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

Our contract terms with our customers and resellers vary in length and may require the customer or reseller to opt-in to extend the term. Our customers and resellers have no obligation to renew, upgrade, or expand their contracts with us after the terms of their existing contracts have expired. In addition, many of our customer and reseller contracts permit the customer or reseller to terminate their contracts with us with notice periods of varying lengths, and our contracts with U.S. government customers may be terminated for convenience. If one or more of our customers or resellers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers or resellers elect not to renew their contracts with us; if our customers or resellers renew their contractual arrangements with us for shorter contract lengths; or if our customers or resellers otherwise seek to renegotiate terms of their existing contracts on terms less favorable to us, our business, financial condition, and results of operations could be adversely affected.

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

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the use of our products and services depends on a number of factors, including general economic conditions, the quality of our products and services, and our customers’ satisfaction with our products and services. If our efforts to expand within our existing customer base are not successful, our business may suffer.

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

In order to successfully scale our sales model, we must, and we intend to, increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers. If we do not hire and retain a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, retain, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

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

We expect our revenue derived from indirect channel sales to increase in the near future. Our ability to establish relationships with a comprehensive network of distributors, resellers, value-added resellers and similar entities with sufficient qualified and experienced personnel with the right relationships to support the sales of our products and services may impact our ability to generate revenue through this sales channel. If we are unable to develop products, structure products bundles, provide business terms, promote system integrations, optimize the effectiveness of our distributor and reseller network, or attract high-impact distributors, our business results may be negatively impacted. In addition, certain distributors and resellers may not be sufficiently capitalized and may experience difficulties during times of economic contraction.

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

There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements, or that the new products will adequately address the changing needs of the marketplace, or that we will successfully manage the transition from existing products. There can be no assurance that errors will not be found in any new or enhanced products. Certain products require a higher level of sales and support expertise or external validation.

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

We face intense competition that may cause us to either reduce our prices for our products and services or lose market share.

We operate in highly competitive industries that are evolving and many of our competitors are larger and have substantially greater resources than we have. Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have superior technologies or greater financial resources, more qualified or experienced personnel or other resources than we have. The value of our products and services may also be diluted by related products and services that are made available free of charge.

Competition in our imagery services business is highly diverse, and while our competitors offer different products and services, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our products and services include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. We also face competition from companies that provide geospatial data analytic information and services to the U.S. government, including defense contractors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than those of our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery-content sources with more advanced or sophisticated capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors or other factors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

The U.S. government and foreign governments may develop, construct, launch and operate their own imagery satellites with capabilities comparable or similar to ours, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites and thereby compete with our products and services. Also, our government customers may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies and other protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with satellite development activities for these competitors and increases their competitiveness advantage. This market environment may result in increased pressures on our pricing and other competitive factors.

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

We have incurred significant losses each year since our inception and we may never achieve or maintain profitability. As of December 31, 2023, we had an accumulated deficit of $599.0 million. As we continue to expand our business and the breadth of our operations, upgrade our infrastructure, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization, and incur costs associated with general administration, including expenses related to being a public company and hiring additional employees, we expect that our costs of revenue and operating expenses will continue to increase. As we seek to grow our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price may be adversely affected and decline.

Risks Related to Our Operations

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, and give rise to potential harm to customers, remediation and other expenses under a variety of domestic and international laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access or use, or tampering by both insider threats and external bad actors. In particular, as a defense contractor, we face an increased potential of cyber and other security threats, including:

•attempts to gain unauthorized access to our sensitive information, networks, operations and assets both cyber and physical;
•insider threats;
•threats to the safety of our directors, officers and employees;
•threats to the security and viability of our facilities, infrastructure and supply chain;
•and threats from state-sponsored and otherwise sophisticated actors, terrorist acts or other acts of aggression.

Our customers and partners (including our supply chain, software and data providers, joint ventures and service providers) face similar threats and growing requirements.

With regard to cyber incidents in particular, the secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally.

However, cybersecurity threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications and other systems used in our business and operations may be vulnerable to cyber-attack, malicious intrusion, ransomware or other malicious software, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Further, because our teams are distributed and our employees often work remotely, the cybersecurity risks we face may be heightened by an increased attack surface across our business and those of our service providers and other third parties we work with. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data, including data that may be subject to privacy or security laws or disrupt our information systems, devices or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events, or the perception any such event has occurred, could result in:

•harm to or a loss of customers and partners;
•business interruptions, delays and losses;
•costly remediation and prevention efforts;
•the loss, misappropriation, corruption or unauthorized access to, or alteration or unavailability of data;
•the loss of the ability to communicate with our satellites or for our satellites to communicate with our ground stations;
•government and regulatory investigations, claims, demands and litigation, including potential class action litigation, and potential liability under privacy, security and other applicable laws;
•regulatory fines, penalties and sanctions;
•reputational damage; and
•increase to insurance premiums.

Moreover, given our customer base, a cyber or physical security event that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our facility security clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

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

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to operate some or all of certain key features or functions of our business, including deployment of our cloud-based imagery services and other geospatial and data analytic services, customer relationship management activities, billing and order management, and financial accounting services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that they become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in the delivery of our products and services that include the development, integration, and operations of satellite and ground systems, our revenue and margins could decline, our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

Our business is dependent upon our ability to keep pace with the latest technological changes.

The market for our products and services is characterized by rapid technological change and evolving industry standards and, as we try to define a new market for space-based intelligence, the need to evolve is even more acute. Failure to respond in a timely and cost-effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenue from providing products and services that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances and needs of our customers, and evolving industry standards.

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

The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business. Market acceptance of our commercial high-resolution imagery and related products and services depends on a number of factors, including their quality, scope, timeliness, sophistication, and price and the availability of substitute products and services.

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

We endeavor to obtain insurance coverage from established insurance carriers to cover certain risks and liabilities related to our business. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, and even if adequate, may delay constellation or platform upgrades, which would negatively impact our ability to meet customer commitments and revenue expectations. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.

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

We may review the purchase of launch insurance on a case-by-case basis evaluating the launch history of our launch provider, the status of our constellation, our ability to launch additional satellites in the near term, and the cost of insurance, among other factors. We will evaluate risks associated with our satellite business and strive to ensure that such risks are appropriately insured. In some instances, we may not maintain launch or in-orbit insurance coverage for our satellites.

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

Our products and services, including our satellites, satellite systems, and ground station infrastructure, are extremely complex and must operate successfully with complex hardware and software from other vendors. Despite testing, our BlackSky Spectra platform and products contain defects and errors and may in the future contain defects or errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. We also employ sophisticated design and testing processes and practices for our satellites and satellite systems, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects and errors in the satellites and our products and services. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased development costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products and services or the misuse of our products or services could also lead to lawsuits against us, result in injury, death, or property damage, and significantly damage our reputation and support for our products and services in general. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licenses, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

In addition, our products and services integrate a wide variety of other elements, and our products and services must successfully interoperate with products from other vendors and our customers’ own technologies. As a result, when problems occur for a customer using our products and services, it may be difficult to identify the sources of these problems. The occurrence of software errors or errors in data, whether or not caused by our products and services, could delay or reduce market acceptance of our products and services and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. In addition, we may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain the compatibility of our products and services with our customers’ network and security infrastructures, our customers may not be able to fully adopt our offerings, and we may, among other consequences, experience reduced adoption of or demand for our products and services, which could adversely affect our business, financial condition, and results of operations. Further, the incorrect or improper implementation or use of our software, our failure to train customers on how to benefit from full utilization of our platform, or our failure to provide support services to our customers may result in errors or loss of data and as a result, dissatisfied customers, negative publicity, and harm to our reputation and brand, or legal claims against us.

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

Our customers depend on our customer support team to resolve technical and operational issues relating to our products and services. Our ability to provide effective customer support globally is largely dependent on our ability to maintain self-service support resources and to attract, train, and retain qualified personnel with experience in supporting customers with products and services such as ours. As we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English, and partner collaboration to deliver the necessary in-language customer support. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our products and services to existing and prospective customers, and our business, financial condition, and results of operations.

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

Additionally, the process of maintaining internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 is and will continue to be time consuming, costly and complicated. Moreover, the effectiveness of our controls and procedures may be limited by a variety of factors, including:

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

As of December 31, 2023, we had $57.8 million of tax-effected U.S. federal net operating loss carryforwards available to reduce future taxable income. It is possible that we will not generate sufficient taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but, for taxable years beginning after 2020, the deductibility of such net operating losses is limited to 80% of taxable income. Limitations under state law may differ. In addition, our U.S. federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership (by value) by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed our analysis of historical “ownership changes” for purposes of Section 382 and Section 383 of the Code and believe an immaterial portion of our cumulative U.S. federal net operating loss carryforwards will expire unutilized.

Risks Related to Our Government Contracts

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

We have contracts with the U.S. government, and we may enter into additional contracts with the U.S. government in the future, and this subjects a large part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”). These government contracts customarily contain provisions that give the government substantial, and sometimes unilateral, rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. The FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provide for government audits and reviews of contract procurement, performance and administration.

For instance, the U.S. government will have the right to unilaterally terminate and may have the right to unilaterally modify contracts for its convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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
•For contracts subject to the Truthful Cost or Pricing Data Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not current, accurate, and complete;
•For some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable, or if government programs are subject to a continuing resolution;
•Decline to exercise an option on a multi-year contract;
•Claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•Prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest;
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

•Control or prohibit the export of our products, intellectual property or services.

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

A large portion of our contracts are with U.S. and international defense contractors or directly with the U.S. government on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the FAR regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency for certain of our products or services. Such changes could also trigger contract coverage under the Federal Cost Accounting Standards (“CAS”), further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain of our contracts has increased our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-type contracts.

We are subject to the Defense Federal Acquisition Regulation Supplement (“DFARS”) and the Department of Defense (“DoD”) and other federal cybersecurity requirements, in connection with our defense work for the U.S. government and defense contractors. Amendments to DoD cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.

The U.S. government or a defense contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.

We are subject to various U.S. federal export control statutes and regulations, which affect our business with, among others, international defense customers. In certain cases, the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may put us at a competitive disadvantage with respect to competing with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business, financial condition, and results of operations.

Sales to our U.S. defense contractor customers as part of foreign military sales programs combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control, including factors related to the conflict in the Middle East or Russia’s actions in Ukraine.

We derive a portion of our revenue from programs with governments and government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. Therefore, certain of our employees with appropriate security clearances may require access to classified information in connection with the performance of a U.S. government contract. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual (“NISPOM”) administered by the Defense Counterintelligence and Security Agency (“DCSA”), and other U.S. government security protocols when accessing sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, DCSA has transitioned its review of a contractor’s security program to focus on the protection of controlled unclassified information and assets. Failure to meet DCSA’s broader requirements could adversely impact our ability to win new business as a government contractor.

We may need to invest additional capital to build out higher level security infrastructure/obtain certain security accreditations to win contracts, and maintain them, related to defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new contracts with defense programs or maintain existing contracts that contain such contractual or regulatory security requirements. If we win contracts that require a higher level of security infrastructure/accreditation status and do not maintain such standards/accreditations, then it could result in contract termination that has a material adverse effect on our business, financial condition and results of operations, and reputational harm.

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

Our current primary research and development objectives focus on the development of our satellites and our products and services. We have limited operational experience with our satellites, and our Gen-3 satellites are still in development and may not be completed on time or at all and the costs associated with development may be greater than expected. While we estimate the gross costs associated with designing, building and launching our Gen-3 satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operations of our satellites and our products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

•delays in finalizing satellite design and specifications;
•issues with performance of satellites and our space system meeting design specifications;
•failure of satellites and our space system as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;
•engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•increases in costs of materials;
•changes in project scope;
•inability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, or to maintain current approvals, licenses or certifications;
•issues with performance of manufacturing facilities that we use despite risks that disrupt productions, such as natural disasters, catastrophic events or labor disputes;

•issues with performance of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability of such raw materials and supplied components for our products, and their willingness to do business with us;
•issues with performance of our internal and third-party resources that support our research and development activities;
•inability to protect our intellectual property critical to the design and function of our satellites and our products and services;
•inability to continue funding and maintaining our research and development activities;
•failure to complete demonstration missions; and
•the impact of geopolitical events on us, our customers and suppliers, and the global economy.

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

Satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Certain of our satellites are nearing the end of their expected operational lives. As satellites near the end of their expected operational lives, we expect the performance of each satellite to decline gradually. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational throughout their expected operational lives and we may not have replacement satellites that are immediately available.

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies previously disclosed may be considered to represent a significant adverse change in the physical condition of a particular satellite. There can be no assurance as to the actual operational life of a satellite or that the operational life of individual components will be consistent with their design life. A number of factors will impact the operational lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit. In addition, any improvements in technology may make obsolete our existing satellites or any component of our satellites prior to the end of their lives. If our satellites and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our commercial payloads and declines in actual or planned revenue, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Delays in the construction of future satellites and the procurement of requisite components, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure has historically resulted, and could result, in significant delays in anticipated revenue to be generated by that satellite and/or significant impairment charges. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from other sources until a replacement satellite becomes available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement or data supplement. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business prospects, financial condition, and results of operations.

If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses that have affected and could affect the performance of our satellites. Hardware component problems could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to collect imagery and market our products and services successfully.

We cannot provide assurances that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While certain software deficiencies may be corrected or mitigated remotely, most, if not all, of the satellite anomalies or debris collision damage cannot be corrected or mitigated once the satellites are placed in orbit. Further, although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecrafts, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris may still be large enough to potentially cause severe damage or a failure of our satellites should a collision occur.

If we suffer a partial or total loss of a deployed satellite, we could need a significant amount of time and could incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that would have otherwise been derived from that satellite. Our inability to repair or replace a defective satellite or correct or mitigate any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it could significantly impact our business, prospects and profitability.

Currently we are dependent on LeoStella as the sole manufacturer of our satellites. Any significant disruption to LeoStella’s operations or facilities could have a material adverse effect on our business, financial condition, and results of operations.

In 2018, we formed LeoStella, a joint venture owned 50-50 between us and Thales Alenia Space US Investment LLC (“Thales”). LeoStella currently manufactures our Gen-2 and Gen-3 satellites, is assisting with the design of our Gen-3 satellites and has certain exclusivity and/or right of first refusal and right of last offer rights with respect to the supply of our satellites and certain related services to us, subject to certain exceptions. Our ability to execute our business strategy and grow our satellite constellation depends on efficient, proper, timely, and uninterrupted operations at our satellite manufacturer. A significant disruption to our satellite manufacturer could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on our satellite manufacturer poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our satellites. An infrastructure failure at a manufacturer’s facilities could result in the destruction of satellites under construction or inventory, manufacturing delays or additional costs incurred. LeoStella has limited operations and does not currently maintain back-up manufacturing facilities or operations. In addition, our arrangement with LeoStella limits our ability to use an alternative manufacturer for our satellites. A change in our relationship with LeoStella could result in a material adverse effect on our business, financial condition, and results of operations. A decision to change manufacturers would result in longer times for design and production as we develop relationships with new suppliers.

We are dependent on a limited number of vendors to provide certain key raw materials, supplied components, products or services, including launch transport and launch services. The inability of these key vendors to meet our needs could have a material adverse effect on our business, financial condition, and results of operations.

Many raw materials and components, particularly for the construction of satellites and management of certain remote ground terminals and direct access facilities, are procured or subcontracted on a single or sole-source basis. Similarly, at this time, there are only a handful of companies who offer launch services and transportation services for our satellites and ground station equipment. Our ability to manage inventory, meet delivery requirements, and maintain launch schedules may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Likewise, if the number of companies offering these products and services on which our business relies does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of materials and services, which may cause prices to increase or delays in our schedule, increase costs, cause gaps in our service, or otherwise adversely affect our ability to meet customer demand. Any of these situations could have a material adverse effect on our business, financial condition, and results of operations. While delays are common in the space industry, especially launch delays, any delay in a launch could result in a delay in recognizing revenue which could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our business, financial condition, and results of operations.

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

Our satellites may not be able to capture Earth images, either with sufficient clarity or detail, or at all, due to the occurrence of a variety of factors including cloud cover or haze; adverse weather conditions including hurricanes or tornadoes, fires or volcano eruptions; or other factors that are outside our control. Adverse weather conditions, such as clouds or haze, may also cause our satellites to experience technical difficulties communicating with the ground terminals or collecting imagery in the same quality or volume that was intended. In addition, space weather, such as solar flares, could take our satellites out of orbit, disrupt our ground communication networks, and affect the decay rate of our satellites. Further, if there is high demand on our constellation to capture images in a certain area, we may have difficulty tasking sufficient satellite coverage to capture high-resolution images in this region. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our business, revenue, financial condition, and results of operations.

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

We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake, flood, hurricane or other natural events), fire, acts of war (including the conflict in the Middle East, and Russia’s actions in Ukraine) or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at the back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a break-down in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation state actors or their agents, could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenue to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our technologies contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Many of our products are designed to include software licensed from third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create under such licenses, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. If we combine our proprietary technologies with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have implemented processes to help alleviate these risks, including a review process for evaluating open source software and using software tools to review our source code for identifying open source software, but we cannot be sure that such processes will be comprehensive, accurate or effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our technology, to release proprietary source code, to remove features or functionalities, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant developer or open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from others seeking to enforce the terms of an open source license, including by demanding release under certain open source licenses of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our technologies, any of which could adversely affect our business.

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

We rely on software and other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these platforms or to seek new licenses for existing or new platforms or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or other rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on reasonable terms, or the need to engage in litigation regarding these matters, could result in product and service roll-backs and delays in product and service releases until equivalent or comparable technology can be identified, acquired, licensed, or developed, if at all, and integrated into our technologies, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our technologies of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products and services from offerings of our competitors and could inhibit our ability to maintain or meet service level commitments or expectations of our existing and prospective customers.

In addition, any data that we license from third parties for use or potential use with our technologies may contain errors or defects, which could negatively impact our products and services. This may have a negative impact on how our products and services are perceived by our current and potential customers and could materially damage our reputation and brand.

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

We attempt to protect our trade secrets and other proprietary information by entering into confidentiality, licensing and invention assignment agreements or other contracts with similar provisions with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover or reverse engineer our trade secrets and proprietary information, and in such cases we could not assert any trade secret or proprietary rights against such party. Litigation may be necessary to enforce or protect our intellectual property rights or our trade secrets or determine the validity and scope of the proprietary rights of others. Litigating a claim that a party illegally or unlawfully obtained and uses our trade secret without authorization is difficult, expensive and time consuming, and the outcome is unpredictable. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

Our technology may violate the proprietary rights of third parties and our intellectual property may be misappropriated or infringed upon by third parties, each of which could have a negative impact on our operations.

If any of our technology violates proprietary rights of any third party, including copyrights and patents, such third party may assert infringement claims against us. Certain software and other intellectual property used by us or in our satellites, systems and products make use of or incorporate licensed software components or other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems, products or services or to obtain licenses from third parties to continue offering our satellites, systems, products or services without substantially re-engineering such products or systems.

Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

Risks Related to Our Indebtedness and Alternative Financings

Our business is capital intensive, and we may not be able to adequately finance our capital needs, including funding future satellites, through operations, or by raising capital, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

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

We have in the past received, and may continue in the future to receive, government grants and funding for research and development activities and other business initiatives. Any agreement or grant of this nature with the government may be accompanied by contractual obligations applicable to us, which may result in the grant money becoming repayable if certain requirements are not met. A failure to meet contractual obligations under such agreements and grants and a consequent requirement to repay money received could negatively impact our business, financial condition, and results of operations.

Our ability to generate the amount of cash needed to pay interest and principal on our outstanding indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depend on many factors beyond our control.

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

In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2023, we were in compliance with all covenants and restrictions associated with our existing loan agreement.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, tax, privacy and data security, health and safety, communications, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes, such as regulations on the use of AI. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. For example, our products and services may be subject to state sales and use taxes to which we may not be compliant, and taxability is generally determined by statutory state laws, as well as an assessment of nexus. Whether the sale of our products and services is subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature and delivery of our products and services, as well as applicability of whether our customers are exempt from tax. There is a risk that one or more states may seek to impose sales or use tax or other tax collection obligations on us for past sales and it could have a material adverse impact on our sales, profitability, cash flows and financial condition.

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

The rules and regulations of U.S. and foreign authorities, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. These changes in rules or regulatory policy may significantly affect our business. For example, the FCC adopted rules requiring the deorbiting of certain satellites – including those maintained by BlackSky – after five years to mitigate the risk of orbital debris. The FCC continues to consider the imposition of additional rules and reporting obligations that could affect us and our operations; in addition, some legislators have discussed vesting additional authority in NASA in certain areas related to our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. In addition, the U.S. government could in the future exercise “shutter control” authority – the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. government national security or foreign policy interests or international obligations – which, for example, could limit the resolution, collection or distribution of imagery over certain geographies. We cannot anticipate whether or under what circumstances the U.S. government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. government in such event.

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

We are required to obtain licenses or authorizations from U.S. government regulators in order to disclose technical data/technology associated with the development of our satellites, export of our satellites and related equipment for the launch, and shipment of equipment to foreign ground stations, and to provide defense services to foreign persons. As we build out our satellite constellation or provide services to additional customers, we may require new licenses from DDTC or BIS, or modifications to existing licenses. These licenses may also impose certain conditions on us or our customers. There can be no assurance that DDTC or BIS will renew the licenses we hold, modify the licenses we currently hold, or grant new licenses. The delayed receipt of or failure to obtain licenses in a timely manner may interrupt the completion of contracts or result in our inability to continue to provide our products and services.

We are subject to international trade and governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

The export of our software, satellites and ground station equipment, and the provision of services and related technical data, in some cases, are subject to U.S. and international export control laws and regulations and trade and economic sanctions including the ITAR, the EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. In addition, as we grow, we may hire employees in jurisdictions outside of the United States or engage a professional employer organization to hire and employ such persons, which may subject us to foreign export and import rules and regulations, as well as international sanctions, foreign direct investment requirements, and other international trade rules. If we do not maintain our existing authorizations or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export our software or ground station equipment or provide services and related technical information to non-U.S. persons and companies. If we were to fail to comply with such export control laws and regulations, economic sanctions, international trade regulations, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities to the extent non-U.S. competitors are not subject to OFAC or similar export control laws and regulations. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are available throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export and import control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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

We may be subject to assertions that taxes must be collected based on gross receipts, sales and use of our services and the location of our remote employees in various states, which could expose us to liability and cause material harm to our business, financial condition, and results of operations.

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

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. During the third quarter of 2022, the Creating Helpful Incentives to Produce

Semiconductors (CHIPS) act of 2022, which includes an advance manufacturing investment tax credit, among other provisions, and the inflation Reduction Act of 2022, which includes implementation of a new alternative minimum tax and a one percent excise tax on share repurchases, among other provisions, were signed into law. In addition, many countries, and organizations such as the Organization for Economic Cooperation and Development, have implemented or have proposed to implement changes to existing tax laws, including a proposed 15% global minimum tax. We are currently not subject to the enacted alternative minimum tax or proposed global minimum tax. Changes in our tax provisions or an increase or decrease in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, could have a material adverse effect on our financial position, results of operation and cash flows.

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

We collect and process customer data and other data relating to individuals, which may include personal data. Due to the sensitivity of the personal information and data we manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations both in the United States and abroad. These statutes and any other state, federal, or foreign legislation that is passed could increase our potential liability, add layers of complexity to compliance in the markets in which we operate, increase our compliance costs and adversely affect our business.

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

Intelsat has a right of first offer with respect to the sale of BlackSky Holdings, Inc., (which is our subsidiary), which might discourage, delay or prevent a sale of BlackSky Technology, Inc., and therefore, depress the trading price of our Class A common stock.

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

The Right of First Offer Agreement may delay our ability to undertake a sale of BlackSky Holdings, Inc. and, since BlackSky Holdings, Inc. is our main operating subsidiary, the existence of the Right of First Offer Agreement could limit the price that investors might be willing to pay in the future for our shares of Class A common stock. The Right of First Offer Agreement could also deter potential acquirers of BlackSky Technology Inc.

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
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics, currency fluctuations and acts of war (including ongoing geopolitical tensions related to the conflict in the Middle East or Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by other countries in response to such sanctions) or terrorism; and
•the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

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

•the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•the last day of the fiscal year ending after the fifth anniversary of the Osprey Technology Acquisition Corp. ("Osprey") initial public offering.

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

Further, as a smaller reporting company we may take advantage of certain reduced disclosure requirements, such as, among others, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which the market value of our common stock held by non-affiliates is equal to or exceeds $250 million as of the end of that fiscal year’s second quarter or, if the market value of our common stock held by non-affiliates is less than $700 million as of the end of that fiscal year’s second quarter, we will remain a smaller reporting company until our annual revenue is equal to or exceeds $100 million. To the extent we take advantage of reduced disclosure requirements available to smaller reporting companies, a comparison of our financial statements to those of other public companies may be difficult.

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

We cannot specify with certainty the particular uses of our assets, including cash that we received from our merger. Our management will have broad discretion in the use of our assets. Our management may spend a portion or all of BlackSky's cash or utilize BlackSky's assets in ways that our stockholders may not agree with or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations and prospects. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.

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

General Risk Factors

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

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, recoverability of goodwill, warrant valuations, and income taxes.

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

Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic conditions. Adverse conditions in the macroeconomic environment, such as the ongoing geopolitical tensions related to the conflict in the Middle East or Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by other countries in response to such sanctions, may result in a decreased demand for our products and services, constrained credit and liquidity, reduced government spending and volatility in equity and foreign exchange markets. In addition, to the extent the global economy experiences a significant downturn or volatility, we may be exposed to impairments of certain assets if their values deteriorate. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers’ ability to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes as described below.

We conduct at least quarterly assessments of risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

In addition to these quarterly risk assessments, we conduct assessments when there is a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and evaluate the effectiveness of our safeguards at least semi-annually. We devote significant resources and designate high-level personnel, including our Chief Information Officer who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with the people operations, IT, compliance, and legal departments, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings at least annually.

We engage assessors, consultants, or other third parties for supplemental cyber monitoring and assessment of cybersecurity policies and controls in support of the risk assessment. We contractually require key and/or relevant third-party service providers to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company. Depending on the severity of the suspected breach these reports may be among the information supplied to our Chief Information Officer.

We, like any technology company operating in the current environment, have previously experienced cybersecurity incidents. However, as of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, are reasonably likely to have a material effect on us, our business strategy, results of operations, or financial condition. For additional information regarding risks related to cybersecurity threats, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled "Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, and give rise to potential harm to customers, remediation and other expenses under a variety of domestic and international laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations."

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through its strategy committee.

Our Chief Information Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Information Officer has nearly four decades of overall information technology experience in secure environments, including eight years of infrastructure and cybersecurity leadership at our Company. Furthermore, our Strategy Committee Chair brings nearly four decades of technical and organizational leadership experience, having previously held senior US government positions as the Principal Deputy Director of National Intelligence and the Senior Advisor to the Director for Cyber and Director of Information Operations for the CIA, where she was responsible for cyber operations, foreign cyber threat assessment, and cybersecurity. She sits on the boards of several public and private technology companies, filling the role of their cybersecurity expert.

Our Chief Information Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The process by which our Chief Information Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the review of weekly reports provided by our security team highlighting metrics that relate to potential threats and vulnerabilities as well as status updates on our security initiatives and mitigations. The updates also include a review of emerging cyber risks and other relevant issues identified in our cyber threat intelligence reporting.

Our Chief Information Officer presents quarterly briefings to the strategy committee and/or our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties. The strategy committee provides at least quarterly updates to the board of directors on such reports. In the event of a material cybersecurity incident or series of incidents, our Chief Information Officer will notify the strategy committee and the audit committee of the Company's board of directors and work with legal counsel to ensure appropriate disclosures are made to regulatory agencies.

ITEM 2. PROPERTIES
We lease approximately 23,738 square feet of office space in Herndon, Virginia for our U.S. administrative headquarters. The building also houses the majority of our sales and marketing support staff and other administrative personnel. The current lease for the building expires on August 31, 2024. We entered into a subsequent lease for approximately 17,119 square feet in Herndon, Virginia effective January 2023. The lease for the new building expires in August 2036.

We also lease approximately 14,503 square feet of office space in Seattle, Washington. The space serves as the primary satellite operations center and a secondary office space for employees. The lease for the building expires in November 2033.

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

Holders of Common Stock

As of March 15, 2024, there were approximately 693 holders of record of our Class A common stock. Because many of the shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our Class A common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the year ended December 31, 2023, we raised gross proceeds of $5.0 million through the sale of 3,462,155 shares in our ATM offering. We sold such shares at an average purchase price per share of $1.45. After deducting commissions and other offering expenses associated with the ATM offering of $1.2 million, the net proceeds to us from the transactions were $3.8 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky,” “the Company,” “we,” “us” and “our” refer to the business and operations of Legacy BlackSky and its consolidated subsidiaries prior to the Merger and to BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations in the world. Our constellation is able to image certain locations approximately every 90 minutes, from dawn-to-dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. The constellation is optimized for agility and capacity and delivers high revisit imaging and analytic products without a dependency on an individual satellite. This approach enables us to strategically deploy capacity to meet customer needs and tailor the capability over time to meet market demand. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategic and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from many of our competitors, who are primarily dedicated to mapping the entirety of the Earth on a routine basis. Our differentiated approach to space enables us to deliver highly targeted and valuable intelligence with a smaller constellation fleet that has the added benefit of greater operating and capital efficiencies.
Our BlackSky Spectra software platform can, among other things, process millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. BlackSky Spectra employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights that our customers receive, all fully automated. Customers can access BlackSky Spectra's data and analytics through easy-to-use web services or through platform application programming interfaces.
Our next generation satellites (“Gen-3”), expected to launch in 2024, are designed to improve imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime and low-light. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our BlackSky Spectra platform, and low constellation cost is transforming the market for real-time, space-based imagery and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the number of third-party data sources processed by our BlackSky Spectra platform, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two strategic assets—our satellite constellation and our BlackSky Spectra platform—are mutually reinforcing: as we capture more information about the world’s most important strategic and economic assets and locations, our proprietary database expands and increases its utility, enabling us to better detect, understand, and predict changes that matter most to our customers. Our business has a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.

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
We generate revenue by selling On-Demand and Assured product and service offerings that support a broad range of applications including national security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. These offerings are comprised of a predefined, standard set of imagery and software analytics products accessible via our basic subscription plan through our BlackSky Spectra software platform, plus professional and engineering services provided to customers on a project-by-project basis. We offer a variety of pricing and utilization options for our imagery and software analytical service offerings, with the majority of our agreements structured as subscription contracts, followed by usage-based pricing and transactional licenses. These options provide customers flexibility to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer a range of pricing tiers that enables the customer to manage collection priorities, when during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. Variable and fixed price plans allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
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
We expect continued imagery and software analytical services revenue growth as a result of increases in our sales orders driven by stronger customer demand.
•Professional and Engineering Services Revenue—We develop and deliver advanced satellites and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often sold with imagery service subscriptions. We generally retain rights to intellectual property for developed technology of certain systems.
We also provide technology enabled professional service solutions, that are highly-interrelated, to support customer-specific feature request and to support the integration, testing, and training of our imagery and software analytical services into the customer's organizational processes and workflows. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms.
We expect continued meaningful contribution from our professional and engineering services revenue, which we expect will be primarily from contracts with existing U.S. and international defense and intelligence customers with whom we have contracted to perform development work prior to the implementation of their subscription service contracts.
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

Results of Operations for the Years Ended December 31, 2023 and 2022
The following table provides the components of results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$65,391	$47,415	$17,976	37.9%
Professional & engineering services	29,101	17,935	11,166	62.3%
Total revenue	94,492	65,350	29,142	44.6%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	13,793	14,462	(669)	(4.6)%
Professional & engineering service costs, excluding depreciation and amortization	19,988	21,365	(1,377)	(6.4)%
Selling, general and administrative	72,617	79,672	(7,055)	(8.9)%
Research and development	643	739	(96)	(13.0)%
Depreciation and amortization	43,431	35,661	7,770	21.8%
Operating loss	(55,980)	(86,549)	30,569	35.3%
Gain on derivatives	7,679	11,812	(4,133)	(35.0)%
Income on equity method investments	4,165	2,087	2,078	99.6%
Interest income	2,063	1,116	947	84.9%
Interest expense	(9,306)	(5,426)	(3,880)	(71.5)%
Other (expense) income, net	(1,807)	2,081	(3,888)	(186.8)%
Loss before income taxes	(53,186)	(74,879)	21,693	29.0%
Income tax expense	(673)	—	(673)	(100.0)%
Loss from continuing operations	(53,859)	(74,879)	21,020	28.1%
Discontinued operations:
Gain from discontinued operations	—	707	(707)	(100.0)%
Income tax (expense) benefit	—	—	—	—%
Gain from discontinued operations, net of income taxes	—	707	(707)	(100.0)%
Net loss	$(53,859)	$(74,172)	$20,313	27.4%

Revenue

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$65,391	$47,415	$17,976	37.9%
% of total revenue	69.2%	72.6%

Professional & engineering services revenue	29,101	17,935	11,166	62.3%
% of total revenue	30.8%	27.4%

Total revenue	$94,492	$65,350	$29,142	44.6%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the year ended December 31, 2023 as compared to the same period in 2022, driven by increased imagery and analytics orders from existing customers and several firm-fixed price subscription contracts with new domestic and international customers.
Professional and Engineering Services Revenue
Professional and engineering services revenue increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to several new contracts with international governments. This was partially offset by a lower percentage of completion achieved in two engineering services contracts as a result of an increase in the program's maturity year-over-year. For the impacts of changes in estimates on our contracts, see "Note 2—Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Costs and Expenses

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$13,793	$14,462	$(669)	(4.6)%
Professional & engineering service costs, excluding depreciation and amortization	19,988	21,365	(1,377)	(6.4)%
Total costs	$33,781	$35,827	$(2,046)	(5.7)%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization decreased slightly for the year ended December 31, 2023 as compared to the same period in 2022. The majority of these costs are fixed and may not materially increase with revenue growth.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the year ended December 31, 2023 as compared to the same period in 2022, primarily due to fewer costs incurred on two engineering services contracts, driven by an increase in the programs' maturity year-over-year. This was partially offset by satellite procurement work under a firm-fixed price contract. The estimation of total costs to complete on long-term projects is subject to many variables and requires significant judgment and we may have future changes in estimates, which have an impact on future professional and engineering service costs and associated revenue recognition.

Selling, General, and Administrative

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$40,720	$36,517	$4,203	11.5%
Stock-based compensation expense	10,118	18,131	(8,013)	(44.2)%
Information technology and other administrative expenses	8,938	6,290	2,648	42.1%
Selling and marketing	3,789	5,553	(1,764)	(31.8)%
Professional fees	3,498	5,082	(1,584)	(31.2)%
Insurance	2,755	4,452	(1,697)	(38.1)%
Rent expense	1,762	2,821	(1,059)	(37.5)%
Development costs	1,037	826	211	25.5%
Selling, general and administrative	$72,617	$79,672	$(7,055)	(8.9)%

Selling, general, and administrative expenses decreased during the year ended December 31, 2023 as compared to the same period in 2022. Stock-based compensation expense decreased $8.0 million related to the 2022 cumulative vesting of restricted stock units ("RSUs") triggered by the successful execution of the Merger in 2021. Salaries and payroll-related benefits increased due to expansion of our sales team and investments in AI capabilities.

The following is our forecast for total RSU expense as of December 31, 2023, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2024	8,571
2025	6,971
2026	4,731
2027	1,566
$21,838
Research and Development

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Research and development	$643	$739	$(96)	(13.0)%

Research and development expense decreased slightly for the year ended December 31, 2023 as compared to the same period in 2022.

Depreciation and Amortization

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Depreciation of satellites	$37,270	$33,053	$4,217	12.8%
Depreciation of all other property and equipment	5,600	2,047	3,553	173.6%
Amortization	561	561	—	—%
Depreciation and amortization	$43,431	$35,661	$7,770	21.8%
Depreciation expense from satellites increased for the year ended December 31, 2023 as compared to the same period in 2022, driven by an increase in the number of satellites in service.
Depreciation expense from all other property and equipment increased for the year ended December 31, 2023 as compared to the same period in 2022, primarily driven by capitalization of software and the buildout of new office space.
Amortization expense remained flat for the year ended December 31, 2023 as compared to the same period in 2022.

Non-Operating Expenses

	Years Ended December 31,		$	%
	2023	2022	Change	Change
	(dollars in thousands)
Gain on derivatives	$7,679	$11,812	$(4,133)	(35.0)%
Income on equity method investments	4,165	2,087	2,078	99.6%
Interest income	2,063	1,116	947	84.9%
Interest expense	(9,306)	(5,426)	(3,880)	(71.5)%
Other (expense) income, net	(1,807)	2,081	(3,888)	(186.8)%

Gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments and generated gains during the years ended December 31, 2023 and 2022.
Income on equity method investments
The fluctuations in earnings from our equity method investment is directly related to the operating performance of our joint venture LeoStella. Additionally, during 2023, we recognized a gain of $9.5 million from the sale of our investment in X-Bow.
Interest income
Interest income increased during the year ended December 31, 2023 as a result of the short-term investments we began purchasing in the second quarter of 2022 as well as an increase in the effective interest rate received for our investments.

Interest expense
Interest expense increased during the year ended December 31, 2023 as a result of a higher effective interest rate on our loan modification with related parties.
Other (expense) income, net
For the year ended December 31, 2023, other (expense) income, net, included $0.9 million of allocated transaction costs associated with new warrants that are accounted for as derivative liabilities and $0.8 million of transaction costs associated with our loan modification during the second quarter of 2023.

Gain from discontinued operations, net of income taxes

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

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, management utilizes certain non-GAAP performance measures, such as Adjusted EBITDA, for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. Our management and board of directors believe that this non-GAAP operating measure, when reviewed with our GAAP financial information, provides useful supplemental information to investors in assessing our operating performance.
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, severance, impairment losses, income on equity method investment, investment loss on short-term investments, transaction costs associated with debt and equity financings, forgiveness of non-trade receivables, and gain from discontinued operations, net of income taxes. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(53,859)	$(74,172)
Interest income	(2,063)	(1,116)
Interest expense	9,306	5,426
Income tax expense	673	—
Depreciation and amortization	43,431	35,661
Stock-based compensation expense	10,862	20,025
Gain on derivatives	(7,679)	(11,812)
Income on equity method investment	(4,165)	(2,087)
Transaction costs associated with debt and equity financings	1,738	—
Severance	590	1,196
Impairment losses	81	—
Investment loss on short-term investments	55	—
Proceeds from earn-out payment	—	(2,000)
Gain from discontinued operations, net of income taxes	—	(707)
Forgiveness of non-trade receivables	—	106
Adjusted EBITDA	$(1,030)	$(29,480)

Liquidity and Capital Resources
As of December 31, 2023, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $32.8 million and $34.2 million as of December 31, 2023 and 2022, respectively, and our short-term investments totaled $19.7 million and $38.0 million as of December 31, 2023 and 2022, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of December 31, 2023, we had an accumulated deficit of $599.0 million.
Our short-term liquidity as of December 31, 2023 was comprised of the following:

(in thousands)
Cash and cash equivalents	$32,815
Restricted cash	619
Short-term investments(1)	19,697
$53,131
(1) Short-term investments are included in cash flows from investing activities in the consolidated statements of cash flows.

We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. We do not have a line of credit or access to immediate funds. However, an additional source of liquidity is our ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an at-the-market (“ATM”) offering, of which we have sold $5.0 million through December 31, 2023. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
In November 2023, the Company entered into a commercial agreement with a launch provider with financing terms providing for a $3.0 million initial payment, and for $27.0 million to be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone, with payments to accrue interest at 12.6% per annum. We may prepay at any time until the maturity date without premium or penalty. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate. As of December 31, 2023, the Company has not drawn or accrued any interest on the agreement.
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
The Company was in compliance with all covenants as of December 31, 2023 and expects to remain in compliance with all covenants the next 12 months from the issuance of the financial statements. The Company was not subject to any financial covenants as of December 31, 2022. Please refer to the section entitled "Non-GAAP Financial Measures" for additional information on our definition of Adjusted EBITDA.

Funding Requirements
While our expenses may continue to exceed our revenues in the near term due to investments we are making in sales, marketing and products to increase our market share, this difference has declined as we progress to becoming operating cash flow positive. We expect to continue to incur capital expenditures as we procure and launch Gen-3 satellites, as well as our BlackSky Spectra software platform to significantly expand our product capabilities in the future.

Short-Term Liquidity Requirements
As of December 31, 2023, our current assets were $79.3 million, consisting primarily of cash and cash equivalents, short-term investments, and contract assets.
As of December 31, 2023, our current liabilities were $27.5 million, consisting primarily of accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our Blacksky Spectra software platform and internal infrastructure that will enable us to continue to scale the business efficiently and securely. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and, or, the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the years ended December 31, 2023 and 2022. Our short-term liquidity at December 31, 2023 was $53.1 million. Short-term investments of $19.7 million are not classified as cash, cash equivalents, or restricted cash.

	Years Ended December 31,		$
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(17,421)	$(44,456)	$27,035
Net cash used in investing activities(1)	(15,211)	(81,579)	66,368
Net cash provided by (used in) financing activities	29,050	(5,053)	34,103
Net decrease in cash, cash equivalents, and restricted cash	(3,582)	(131,088)	127,506
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104	(131,088)
Cash, cash equivalents, and restricted cash – end of period	$33,434	$37,016	$(3,582)
(1) 2023 includes $43.7 million of capital expenditures partially offset by net proceeds of $19.0 million of short-term investments not categorized as cash, cash equivalents, or restricted cash

Operating activities
For the year ended December 31, 2023, net cash used in operating activities was $17.4 million. The contributor to the significant decrease in cash used during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, gain on derivatives, and other non-cash items. The operating loss decrease in the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increased revenue and decreased cost of sales.

Investing activities
The decrease in net cash used in investing activities was primarily due to increased proceeds from the redemption and maturity of $59.1 million of our short-term investments in corporate debt and governmental securities in addition to decreased purchases of these same type of investments of $40.1 million during the year ended December 31, 2023, as compared to $13.0 million of proceeds and $50.3 million of purchases during the year ended December 31, 2022. Additionally, we received proceeds of $9.5 million from the sale of our investment in X-Bow in 2023.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our Blacksky Spectra software platform; however, the total amount paid for capital expenditures decreased slightly year over year.

Financing activities
The most significant impact in the change in cash flows from financing activities in the year ended December 31, 2023 as compared to the year ended December 31, 2022 is the receipt of $32.7 million in proceeds from our equity issuances, net of equity issuance costs, of which $17.7 million was allocated to the liability-classified warrants in accordance with our accounting policy. Our equity issuances in the year ended December 31, 2023 included a private placement of 16.4 million shares at a purchase price of $1.79 per share, which resulted in $29.4 million in gross proceeds, as well as the sale of 3.5 million shares under our ATM offering program, which resulted in $5.0 million in gross proceeds.
In addition, withholding tax payments on the vesting of RSUs decreased from $5.1 million in the year ended December 31, 2022 to $1.4 million in the year ended December 31, 2023. We also incurred $0.9 million of transaction costs related to derivative liabilities and $1.3 million of payments related to debt modification costs in the year ended December 31, 2023.

Contractual Obligations and Commitments
As of December 31, 2023, we had a debt facility from related parties with an outstanding principal amount of $84.6 million, which matures in October 2026, and interest due to related parties of $1.7 million, of which $0.3 million was included in other current liabilities and $1.4 million was included in other liabilities. Please see Note 20 for further information on this facility.
We have significant operational commitments with vendors for the development and production of our Gen-3 satellites over the next several years that contain termination for convenience options, subject to applicable termination fees. For example, we have work orders to manufacture our Gen-3 satellites at LeoStella, our satellite manufacturing joint venture. Our work orders with LeoStella and other manufacturing partners all contain termination for convenience options that allow us to manage the satellite production process from design through manufacturing. We also have minimum cash commitments for office leases and remote ground station service arrangements of $13.8 million and $2.2 million, respectively. In addition, we have approximately $7.3 million of minimum cash commitments for an office space lease that has not yet commenced. The lease commenced in January 2024 with a lease term of 13 years. Please see Note 22 for further information.
During the year ended December 31, 2023, we entered into a commitment for non-refundable multi-launch and integration services. We also entered into a commercial agreement with financing terms providing for multiple satellite launches of which $3.0 million is to be paid upfront, and $27.0 million will be drawn down in equal portions per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum. We may prepay at any time until the maturity date without premium or penalty. As of December 31, 2023, the minimum commitment associated with the agreement was $8.4 million. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate. As of December 31, 2023, the Company has not drawn or accrued any interest on the agreement.
In addition to the above, we have entered into various non-refundable operational commitments for the next several years totaling $6.6 million as of December 31, 2023.

Critical Accounting Estimates
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

Identifying the contract with the customer, identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment, as further discussed below.
Identifying the Contract with the Customer
We evidence approval of the contract with the customer with dual signatures or approved purchase orders that detail the rights of each party and define payment terms. We also consider the probability of collectability in our assessment, specifically the presence of any collectability issues as the significant majority of our customers are domestic or international governments.
Identifying the Performance Obligations in a Contract
We execute contracts for a single promise or multiple promises. Specifically, our firm fixed price contracts typically include multiple promises which may be accounted for as separate performance obligations if they are capable of being distinct and distinct within the context of the contract. Significant judgment is required in determining performance obligations, including if some of the customized services are highly-interrelated, and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
Determination of and Allocation of Transaction Price
Each customer contract sets forth the transaction price for the products and services purchased under the arrangement. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. We may adjust the transaction price over time for any estimated constraints that become probable based on service level provisions within some of our customer purchase orders. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management uses the listed price for imagery and analytics subscriptions and the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service, which is mostly professional services. In these situations, the observable standalone revenue transactions are used to determine the standalone selling price.
Determination of when Performance Obligations are Satisfied
Imagery and analytics revenue is recognized ratably over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or software analytical services at the discretion of the customer. Professional and engineering services revenue is generated from time and materials basis contracts, firm-fixed price service solutions contracts and firm-fixed price long-term engineering and construction contracts. Due to the long-term nature of our engineering and construction contracts, we generally recognize revenue over time using a cost-to-complete measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires significant judgment. We recognize changes in the estimation of total costs at completion on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
Equity valuations impact various amounts and accounting conclusions reflected in our consolidated financial statements, inclusive of the recognition of equity-based compensation and warrant valuations. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the common stock that comprise our capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
We have equity and equity-based awards outstanding under our 2021 Equity Incentive Plan ("2021 Plan"), 2014 Equity Incentive Plan ("2014 Plan"), and Amended and Restated 2011 Equity Incentive Plan ("2011 Plan"). Awards issued include stock options, restricted stock awards (“RSAs”), and RSUs. In addition, the Company's eligible employees are able to participate in our 2021 Employee Stock Purchase Plan ("ESPP") pursuant to purchase right offerings that are established under the ESPP.
For purposes of recognizing equity-based compensation related to RSAs, RSUs, and stock options granted to employees and other service providers, management estimates the grant date fair values of such awards to measure the costs to be recognized as services are received. For awards with time-based vesting conditions, we recognize compensation costs based upon the straight-line amortization of the grant date fair value of the awards over the requisite service period. When equity-based compensation awards include a performance condition, no compensation is recognized until the performance condition is deemed probable to occur; we then recognize compensation costs based on the accelerated attribution method, which accounts for awards with discrete vesting dates as if they were a separate award.
Stock Option and Class A Common Stock Warrant Valuations
We use the Black-Scholes option-pricing model to value all options, including options under our ESPP, and Class A common stock warrants. Estimating the fair value of stock options using the Black-Scholes option-pricing model requires the application of significant assumptions, such as the estimated term of the options, risk-free interest rates, the expected volatility of the price of our Class A common stock, and an expected dividend yield. Each of these assumptions is subjective, requires significant judgment, and is based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation related to future awards may differ significantly, as compared with awards previously granted.
We have largely moved towards granting RSUs to the bulk of our employees, for which the grant date fair value is equal to the trading price fair value of our Class A common stock on the date of grant. For stock options, which are primarily granted to certain management employees, we use the following inputs under Black-Scholes as follows:
Expected Dividend Yield—The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. We historically have not paid, and currently have no plans to pay dividends on our Class A common stock and, accordingly, have assumed no dividend yield upon valuation of our stock options.
Expected Volatility—As there was no observable volatility with respect to Legacy BlackSky Class A common stock and due to the lack of sufficient history of BlackSky Class A common stock, the expected volatility of Legacy BlackSky and BlackSky Class A common stock was estimated based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate—The yield on actively traded, non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term—For options granted since 2021, as there is not a significant history of option exercises as a public company, we considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021 when we were a private company, the expected term was the estimated duration to a liquidity event based on a weighted average consideration of the most likely exit prospects for that stage of development. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our consolidated balance sheets as of December 31, 2023 and December 31, 2022. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain on derivatives in our consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the expected stock volatility includes both our Class A common stock and public warrant historical volatility as well as the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

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

We performed an annual qualitative goodwill assessment over the balance of goodwill we held related to the BlackSky reporting unit as of October 1, 2023. We also determined that no triggering events occurred during the year ended December 31, 2023 that would require a quantitative assessment. We determined that it is more likely than not that the fair value of the BlackSky reporting unit sufficiently exceeds its carrying value, including goodwill. Although we have a history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, as of the October 1, 2023 analysis, the fair value was greater than 82% in excess of the carrying value for BlackSky. As of December 31, 2023, we believe that the estimated fair values of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page 81 on this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in our definitive proxy statement for our 2024 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 14 by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. and 2. Financial Statements and Financial Statement Schedules
The consolidated financial statements and financial statement schedules of BlackSky required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on Page 81.
3. Exhibits
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	S-3	333-267889	4.1	October 14, 2022
4.2	Form of Indenture	S-3	333-267889	4.3	October 14, 2022
4.3	Specimen Warrant Certificate	S-1	333-234180	4.3	October 11, 2019
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities	10-K	001-39113	4.5	March 23, 2023
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.2+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.3+	BlackSky Technology Inc. Outside Director Compensation Policy	8-K	001-39113	10.13	September 15, 2021
10.4+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.5	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.6	Sponsor Support Agreement, dated as of February 17, 2021 by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K/A	001-39113	10.3	February 22, 2021
10.7	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.8	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.9+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.10+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.11+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.12+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.13	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021
10.14	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021
10.15	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.16	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.17	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC.	8-K	001-39113	10.5	September 15, 2021
10.18	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 9, 2023 by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	10-Q	001-39113	10.3	May 10, 2023
10.19	BlackSky HQ Lease Agreement, dated February 28, 2019, by and between Northridge Office Building LLC and Spaceflight Industries, Inc.	S-1	333-260458	10.25	October 25, 2021
10.20	BlackSky HQ Lease Agreement, dated November 20, 2023, by and between 2411 Dulles Corner Metro Owner LLC and BlackSky Holdings, Inc.					X
10.21+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A.	8-K	001-39113	10.6	August 18, 2021
10.22+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.23+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.24+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.25+	2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.26+	Spaceflight, Inc. Amended and Restated 2011 Equity Incentive Plan Assumed by Spaceflight Industries and forms of agreements thereunder	S-8	333-261778	4.9	December 20, 2021
10.27+	Form of Restricted Stock Award Agreement	S-8	333-261778	4.6	December 20, 2021
10.28+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.29+	2022 Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.30†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.31	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022
10.32	Form of Registration Rights Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.33†**	Production Work Order 003, dated November 13, 2023, by and between BlackSky Global LLC and LeoStella LLC					X

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.34†**	Subordinated Loan and Security Agreement, dated November 3, 2023, by and between BlackSky Technology Inc. and the subsidiaries named therein and Rocket Lab USA, Inc.					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

**    Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

ITEM 16. FORM 10-K SUMMARY

None.

ITEM 16A. SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2024	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
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

Signature	Title	Date
/s/ Brian E. O’Toole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2024
Brian O’Toole
/s/ Henry Dubois	Chief Financial Officer (Principal Financial Officer)	March 19, 2024
Henry Dubois
/s/ Tracy Ward	Senior Vice President and Controller (Principal Accounting Officer)	March 19, 2024
Tracy Ward
/s/ Magid Abraham	Director	March 19, 2024
Magid Abraham
/s/ David DiDomenico	Director	March 19, 2024
David DiDomenico
/s/ Susan Gordon	Director	March 19, 2024
Susan Gordon
/s/ Timothy Harvey	Director	March 19, 2024
Timothy Harvey
/s/ William Porteous	Director	March 19, 2024
William Porteous
/s/ James Tolonen	Director	March 19, 2024
James Tolonen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackSky Technology Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BlackSky Technology Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
March 19, 2024
We have served as the Company's auditor since 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,815	$34,181
Restricted cash	619	2,835
Short-term investments	19,697	37,982
Accounts receivable, net of allowance of $151 and $0, respectively	7,071	3,112
Prepaid expenses and other current assets	3,916	4,713
Contract assets	15,213	5,706
Total current assets	79,331	88,529
Property and equipment - net	67,116	71,584
Operating lease right of use assets - net	1,630	3,586
Goodwill	9,393	9,393
Investment in equity method investees	—	5,285
Intangible assets - net	1,357	1,918
Satellite procurement work in process	55,976	50,954
Other assets	9,263	2,841
Total assets	$224,066	$234,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,573	$14,368
Amounts payable to equity method investees	10,843	3,728
Contract liabilities - current	3,670	6,783
Other current liabilities	1,405	2,048
Total current liabilities	27,491	26,927
Operating lease liabilities	3,041	3,132
Derivative liabilities	15,149	5,113
Long-term debt	83,502	76,219
Other liabilities	1,724	825
Total liabilities	130,907	112,216
Commitments and contingencies (Note 22)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 145,232 and 121,938 shares; outstanding, 142,837 shares and 119,508 shares as of December 31, 2023 and 2022, respectively.	14	12
Additional paid-in capital	692,115	666,973
Accumulated deficit	(598,970)	(545,111)
Total stockholders’ equity	93,159	121,874
Total liabilities and stockholders’ equity	$224,066	$234,090

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Revenue
Imagery & software analytical services	$65,391	$47,415
Professional & engineering services	29,101	17,935
Total revenue	94,492	65,350
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	13,793	14,462
Professional & engineering service costs, excluding depreciation and amortization	19,988	21,365
Selling, general and administrative	72,617	79,672
Research and development	643	739
Depreciation and amortization	43,431	35,661
Operating loss	(55,980)	(86,549)
Gain on derivatives	7,679	11,812
Income on equity method investments	4,165	2,087
Interest income	2,063	1,116
Interest expense	(9,306)	(5,426)
Other (expense) income, net	(1,807)	2,081
Loss before income taxes	(53,186)	(74,879)
Income tax expense	(673)	—
Loss from continuing operations	(53,859)	(74,879)
Discontinued operations:
Gain from discontinued operations	—	707
Income tax (expense) benefit	—	—
Gain from discontinued operations, net of income taxes	—	707
Net loss	(53,859)	(74,172)
Other comprehensive income	—	—
Total comprehensive loss	$(53,859)	$(74,172)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(0.40)	$(0.64)
Gain from discontinued operations, net of income taxes	—	0.01
Net loss per share of common stock	$(0.40)	$(0.63)

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	119,508	$12	$666,973	$(545,111)	$121,874
Stock-based compensation	—	—	11,571	—	11,571
Issuance of common stock upon exercise of stock options	407	—	10	—	10
Issuance of common stock upon vesting of restricted stock awards	34	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	4,029	—	—	—	—
Issuance of common stock, net of equity issuance costs	19,866	2	14,971	—	14,973
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(1,007)	—	(1,410)	—	(1,410)
Net loss	—	—	—	(53,859)	(53,859)
Balance as of December 31, 2023	142,837	$14	$692,115	$(598,970)	$93,159

	Year Ended December 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	114,452	$11	$650,518	$(470,909)	$179,620
Stock-based compensation	—	—	21,477	—	21,477
Issuance of common stock upon exercise of stock options	709	—	47	—	47
Issuance of common stock upon vesting of restricted stock awards	200	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	6,728	1	—	—	1
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(2,566)	—	(5,069)	—	(5,069)
Repurchase and retirement of common stock	(15)	—	—	(30)	(30)
Net loss	—	—	—	(74,172)	(74,172)
Balance as of December 31, 2022	119,508	$12	$666,973	$(545,111)	$121,874

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,859)	$(74,172)
Gain from discontinued operations, net of income taxes	—	707
Loss from continuing operations	(53,859)	(74,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,431	35,661
Transfer of satellite procurement work in process to engineering service costs	4,854	—
Operating lease right of use assets amortization	883	1,640
Bad debt expense (recovery)	179	(22)
Stock-based compensation expense	10,862	20,025
Income on equity method investment	(4,165)	(2,087)
Loss on disposal of property and equipment	127	—
Loss on impairment of assets	81	—
Gain on derivatives	(7,679)	(11,812)
Amortization of debt issuance costs and non-cash interest expense	7,967	1,805
Non-cash interest income	(796)	(656)
Other, net	—	106
Changes in operating assets and liabilities:
Accounts receivable	(4,137)	(461)
Contract assets - current and long-term	(16,299)	(5,996)
Prepaid expenses and other current assets	1,118	1,413
Other assets	1,328	(12)
Accounts payable and accrued liabilities	3,316	(74)
Other current liabilities	(1,041)	(1,180)
Contract liabilities - current and long-term	(3,053)	(4,942)
Other liabilities	(538)	(2,985)
Net cash used in operating activities	(17,421)	(44,456)
Cash flows from investing activities:
Purchase of property and equipment	(15,274)	(11,677)
Satellite procurement work in process	(28,441)	(32,385)
Purchases of short-term investments	(40,078)	(50,343)
Proceeds from maturities of short-term investments	59,110	13,000
Proceeds from sale of equity method investment	9,450	—
Proceeds from sale of property and equipment	22	—
Distributions from equity method investment	—	804
Cash flows used in investing activities - continuing operations	(15,211)	(80,601)
Cash flows used in investing activities - discontinued operations	—	(978)
Net cash used in investing activities	(15,211)	(81,579)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	32,733	—
Proceeds from options exercised	10	47
Withholding tax payments on vesting of restricted stock units	(1,410)	(5,069)
Payments of transaction costs for debt modification	(1,311)	—
Payments of transaction costs related to derivative liabilities	(905)	—
Payments for deferred financing costs	(67)	—
Payments for deferred offering costs	—	(31)
Net cash provided by (used in) financing activities	29,050	(5,053)
Net decrease in cash, cash equivalents, and restricted cash	(3,582)	(131,088)
Cash, cash equivalents, and restricted cash – beginning of year	37,016	168,104
Cash, cash equivalents, and restricted cash – end of year	$33,434	$37,016
See notes to consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2023	2022

Cash and cash equivalents	$32,815	$34,181
Restricted cash	619	2,835
Total cash, cash equivalents, and restricted cash	$33,434	$37,016

	Years Ended December 31,
	2023	2022
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$989	$5
Cash paid for income taxes	460	—
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not yet paid	$10,420	$6,455
Increase of debt principal for paid-in-kind interest	7,446	3,006
Transfer of satellite procurement work in process to engineering service costs	4,854	—
Accretion of short-term investments' discounts and premiums	777	640
Capitalized stock-based compensation	709	1,470
Capitalized interest for property and equipment placed into service	220	220
Credits from LeoStella applied to satellite procurement costs	125	—
Satellite procurement costs included in settlement with LeoStella	36	—
Equity issuance costs accrued but not yet paid	13	491
Deferred financing costs accrued but not yet paid	4	—
Repurchase and retirement of common stock	—	30
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a space-based intelligence company that delivers real-time imagery, analytics and high-frequency monitoring. The Company owns and operates an advanced purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra tasking and analytics software platform and the Company's proprietary high-resolution low earth orbit (“LEO”) small satellite constellation. The constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when customers need it. The BlackSky Spectra software platform processes millions of observations a day by integrating data from the Company's proprietary satellite constellation and from other third-party sensors such as synthetic aperture radar and radio frequency satellites, millions of GPS-enabled terrestrial data sources and Internet of Things (“IoT”) connected devices. Blacksky Spectra applies advanced, proprietary artificial intelligence ("AI") and machine learning (“ML”) techniques to process, analyze, and transform these raw feeds into actionable intelligence via alerts, information, and insights. Customers can access Blacksky Spectra's data and analytics through easy-to-use web services or through platform application programming interfaces.
BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, Inc. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella as an equity method investment.
The Company's equity issuances during the year ended December 31, 2023 included a private placement and an at-the-market (“ATM”) offering. In March 2023, the Company completed the private placement of 16.4 million shares of the Company’s Class A common stock and an equal number of corresponding warrants, for a purchase price of $1.79 per share and associated warrant. The Company received $29.4 million in gross proceeds from the private placement. The Company also sold 3.5 million common shares in its ATM offering, at an average purchase price per share of $1.45, resulting in gross proceeds of $5.0 million. The transaction costs for these equity issuances consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the equity issuances. During the year ended December 31, 2023, $1.8 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity and consolidated balance sheets, and as a reduction to the proceeds from the transaction in the consolidated statements of cash flows.
On May 9, 2023, BlackSky and its subsidiaries entered into the Second Amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings SA (“Intelsat”) and Seahawk SPV Investment LLC (“Seahawk”), dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amended the secured loan facility to, among other things, extend the maturity date of the loan, roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date, and increase the interest rate. See Note 13 for more information regarding the Amendment.

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
In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, the Company intends to rely on such exemptions, the Company is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide certain of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirement in Public Company Accounting Oversight Board Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report; (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Accounts Receivable - net
Accounts receivable are customer obligations due to the Company under normal trade terms. The majority of the Company's sales are with domestic and international government and agencies, which limits uncollectible accounts receivable. The Company performs continuing credit evaluations on each customer’s financial condition and reviews accounts receivable on a periodic basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an accounts receivable balance have failed, the accounts receivable balance is written off against the allowance for doubtful accounts. The Company assessed all existing accounts receivable and recorded an allowance for doubtful accounts of $151 thousand and $0 as of December 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses are advance payments made in the ordinary course of business and are amortized on a straight-line basis over the period of benefit. Other current assets consist primarily of non-trade receivables and short-term deposits.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of December 31, 2023 and 2022, the Company’s short-term investments had a carrying value of $19.7 million and $38.0 million, respectively, which represents amortized cost, and an aggregate fair value of $19.7 million and $37.9 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy. The gross unrecognized holding gains as of December 31, 2023 and 2022 were $6 thousand and $0, respectively; the gross unrecognized holding losses as of December 31, 2023 and 2022 were $0 and $134 thousand, respectively.

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated useful life of the related asset to its residual value.
The estimated useful lives are as follows:

Estimated useful lives (years)
Satellites	3
Computer equipment and software	3
Site and other equipment	3 - 5
Office furniture and fixtures	5
Capitalized software	3
Leasehold improvements	shorter of useful life or remaining lease term
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

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2033. Several leases contain renewal options and termination options that were not reasonably certain to be exercised upon inception of the lease and are not included in the lease expiration dates. We determine whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease at contract inception.
The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the consolidated balance sheets.
ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. For leases where the rate is not determinable, the Company determines the incremental borrowing rate. We do not recognize a ROU asset and a lease liability for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. Many of the Company’s lease agreements contain incentives for tenant improvements. For tenant improvement incentives received, if the incentive is determined to be a leasehold improvement owned by the lessee, the Company generally records the incentives as a reduction to the ROU asset, which reduces rent expense over the lease term. For these lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use. Many of the Company’s lease arrangements contain multiple lease components, such as fixed rent payments and non-lease components, such as common-area maintenance ("CAM") costs. The Company elected not to separate the lease and non-lease components for new and modified leases executed after the adoption date. The Company's variable lease expense primarily consists of CAM expenses paid directly to lessors of real estate leases. Finance leases are not material to our consolidated financial statements and the Company is not a lessor in any material arrangements. We do not have any material restrictions or covenants in our lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

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

Estimated useful lives (years)
Distribution agreements	2
Customer backlog and relationships	1 - 10
Technology	3 - 5

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting and are included in investment in equity method investees on the Company's consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership voting interest in the investee or retains a voting seat on the investee's board of directors. In evaluating whether the Company has significant influence, the Company considers the nature of its ownership interest in the investee, as well as other factors that may give the Company the ability to exercise significant influence over the investee's operating and capital financial policies. Under this method of accounting, the Company's share of the net earnings or losses of the investee are included in the Company's consolidated statements of operations and comprehensive loss.
In November 2023, the Company sold its equity method investment in X-Bow Launch Systems Inc. ("X-Bow"), a space technology company specializing in additive manufacturing of solid rocket motors, and received $9.5 million from the sale of the investment. The $9.5 million gain on the sale of X-Bow was recognized as income on equity method investments in the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the Company accounts for its LeoStella joint venture as its only equity method investment. The investment in LeoStella is not significant to the financial statements.
Intra-entity profits arising from the sale of assets from the equity method investments to the Company are eliminated and deferred if those assets are still held by the Company at the end of the reporting period. The intra-entity profits will be recognized as the assets are consumed. As of December 31, 2023 and 2022, the Company had differences between the carrying value of its equity method investment and the underlying equity in the net assets of the investee of $1.2 million and $2.6 million, respectively.
Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Satellite Procurement Work in Process
Satellite procurement work in process primarily represents deposits paid to (a) third party vendors, including LeoStella, for progress payments associated with the engineering, long lead procurement of satellite components, and manufacturing of the Company's satellites and (b) launch service vendors for the costs associated with launching the Company's satellites. Satellite procurement work in process capitalized, but not yet paid, is recognized as the Company has the rights to the in-process assets being engineered on the Company's behalf or a refund of amounts paid to date, less certain costs. At launch, these costs, and other costs incurred to put a satellite into service, are aggregated and reclassified as property and equipment, subject to depreciation (Note 7).

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

Revenue Recognition
The Company generates revenue from the sale of imagery and software analytical services and professional and engineering services. Imagery and software analytical services revenue, which is mostly from contracts from government agencies, includes imagery, data, software, and analytics. This revenue is primarily recognized from services rendered under non-cancellable subscription order agreements or, in limited circumstances, variable not-to-exceed purchase orders. Professional and engineering services revenue is generated from both time and materials basis contracts and firm fixed price service solutions contracts and firm fixed price long-term engineering and construction contracts.

In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), the Company uses the five-step model of identifying the contract with a customer, identifying the performance obligations contained in a contract, determining the transaction price, allocating the transaction price, and determining when performance obligations are satisfied, which can require the application of significant judgment, as further discussed below.
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of December 31, 2023.

Imagery & Software Analytical Services Revenue
Imagery
Imagery services include imagery delivered from the Company’s proprietary satellite constellation and Spectra software platform and in limited cases directly uploaded to certain customers. Customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. We offer customers several service level subscription options that include on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery revenue is recognized ratably over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or analytics at the discretion of the customer.
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
Our analytics services are also offered on a similar subscription basis and provide customers with access to our site monitoring, event monitoring and global data services. Analogous with the recognition of revenue for imagery, software analytical services revenue is recognized ratably over the subscription period.

Professional and Engineering Services Revenue
The Company performs various professional services, that are highly-interrelated, including providing technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company also provides engineering services, which include, developing and delivering advanced satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These promises, based on the context of the contract, are capable of being distinct performance obligations.
For firm fixed price professional and engineering service contracts, the Company recognizes revenue over time using the cost-to-complete method to measure progress to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation's EAC includes all direct costs such as labor, fringe, materials, subcontract costs and overhead. Significant judgment is used to estimate total costs at completion on a contract by contract basis including, but not limited to, labor productivity, program schedule, technical risk analysis, complexity, scope of the work to be performed and other identified risks. Due to the continuous nature of the work, as well as when a change in circumstances warrants a modification, the EAC is reviewed and may result in cumulative changes to the contract profit. We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis in the period in which the change is identified. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known. The following table presents the effect of aggregate net EAC adjustments on our professional and engineering services contracts:

	Years Ended December 31,
	2023	2022(1)
	(in thousands)
Revenue	$(1,477)	$(2,316)
Basic and diluted net loss per share	$(0.01)	$(0.02)
(1) For the year ended December 31, 2022, the amounts represent the effect of aggregate net EAC adjustments on two professional and engineering service contracts
For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

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

Research and Development Costs
The Company incurs research and development costs, which are expensed as incurred, for data science modeling and algorithm development related to its geospatial analytical platform. In addition, the Company recognizes costs incurred before the technological feasibility stage for internal projects, such as aerospace and other satellite developments, as research and development costs.

Advertising Costs
Advertising costs are expenses associated with promoting the Company’s services and products. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, advertising costs were $1.5 million and $1.3 million, respectively.

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
The Company measures deferred tax assets based on the amount that the Company believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including reversals of existing taxable temporary differences, tax-planning strategies, and historical results of recent operations. In evaluating the objective evidence that historical results provide, the Company considers three trailing years of cumulative operating income or loss. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2023 and 2022. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future.
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2023. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards ("RSAs") and grants restricted stock units ("RSUs") to certain employees, for which the grant date fair value is equal to the fair value of the Class A common stock on the date of grant. In order to determine the fair value of its Class A common stock on the date of grant prior to the Merger, we historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted options in the year ended December 31, 2023. The Company uses the following inputs when applying the Black-Scholes option pricing model:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. The Company has not historically paid and currently has no plans to pay dividends on its Class A common stock.
Expected Volatility. The Company does not have sufficient historical share price history; therefore, the expected volatility was estimated based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term. For options granted in 2021 through 2023, since there was not a history of option exercises as a public company, the Company considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidity event based on a weighted average consideration of the most likely exit prospects for that stage of development. Legacy BlackSky was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
The most significant assumption used to determine the fair value of the Legacy BlackSky equity-based awards was the estimated fair value of the Legacy BlackSky Class A common stock on the grant date. In order to determine the fair value of its Class A common stock on the date of grant prior to the Merger, Legacy BlackSky historically relied on a valuation analysis performed using a combination of market and income approaches. Subsequent to the Merger, the Company uses the NYSE trading price as the fair value of the Company's Class A common stock for valuation purposes.
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

Warrant Liabilities
In October 2019, Osprey, BlackSky's predecessor company and special purpose acquisition company, issued 15.8 million public warrants and 8.3 million Private Placement Warrants in connection with its public offering. In March 2023, the Company issued 16.4 million Private Placement Warrants in connection with a private placement of shares of Class A common stock and accompanying warrants (see Note 14 and Note 16). The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
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
As of December 31, 2023, the Company’s consolidated balance sheets included liability classified warrants, reported as derivative liabilities. The fair value of the public warrants was estimated as of December 31, 2023 using the public warrants’ quoted market price. The October 2019 and March 2023 Private Placement Warrants were valued using a Black-Scholes option pricing model for initial and subsequent measurements. The liabilities associated with the public warrants and the Private Placement Warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Transaction Costs
Transaction costs consist of legal fees, accounting fees, placement agent fees, commissions, and other third-party costs related directly to equity issuances and debt restructuring. Transaction costs incurred for equity issuances are allocated to the components of the transaction based on their relative fair market value, including common equity and equity warrants classified as derivatives and, as such, based on the Company's allocation, are either expensed in the consolidated statements of operations and comprehensive loss or recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity and consolidated balance sheets.
The Company incurred lender fees and other incremental third-party costs associated with its debt Amendment, as described in Note 13. Lender fees were capitalized and included in long-term debt in the consolidated balance sheets. Third-party costs associated with the debt modification were expensed in the consolidated statements of operations and comprehensive loss.

Deferred Offering Costs
Offering costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs that are directly related to the Company’s future equity offering(s) and will be charged to additional paid in capital upon the completion of the applicable future transactions. During the year ended December 31, 2022 the Company incurred offering costs of $0.5 million, which were included in other assets in the Company's consolidated balance sheets as of December 31, 2022; there were no deferred offering costs capitalized as of December 31, 2023.

Deferred Financing Costs
Financing costs consist of legal fees, accounting fees, and other third-party costs that are directly related to the Company’s future financing transactions and will be assigned to the cost of financing upon the completion of the applicable future transaction(s). During the year ended December 31, 2023, the Company incurred financing costs of $0.1 million, which are included in other assets in the Company's consolidated balance sheets as of December 31, 2023; there were no deferred financing costs capitalized as of December 31, 2022.

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Issued But Not Yet Adopted
On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.
On December 14, 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.
Other accounting standards updates adopted and/or issued, but not effective until after December 31, 2023, are not expected to materially impact the Company.

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

The following table disaggregates revenue by type for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
Imagery	$54,630	$34,242
Data, software, and analytics	10,761	13,173
Professional services	16,824	8,563
Engineering services	12,277	9,372
Total revenue	$94,492	$65,350
The approximate revenue based on geographic location of end customers is as follows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
North America	$60,023	$54,052
Middle East	8,385	3,459
Asia Pacific	25,058	6,246
Other	1,026	1,593
Total revenue	$94,492	$65,350
Revenue from categories of end customers for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
U.S. federal government and agencies	$58,445	$53,186
International governments	34,580	11,375
Commercial and other	1,467	789
Total revenue	$94,492	$65,350
As of December 31, 2023 and 2022, accounts receivable consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
U.S. federal government and agencies	$5,994	$2,540
International governments	895	261
Commercial and other	333	311
Allowance for doubtful accounts	(151)	—
Total accounts receivable	$7,071	$3,112
Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of December 31, 2023, the Company had $261.7 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the consolidated balance sheets, of $65.1 million, $34.4 million, and $162.2 million in fiscal year 2024, fiscal year 2025, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Contract assets - current:
Unbilled revenue	$15,213	$5,706
Total contract assets - current	$15,213	$5,706

Contract assets - long-term:
Unbilled revenue - long-term	$8,150	$1,287
Contract assets - long-term	610	681
Total contract assets - long-term(1)	$8,760	$1,968

Contract liabilities - current:
Deferred revenue - current	$3,670	$6,783
Total contract liabilities - current	$3,670	$6,783

Contract liabilities - long-term:
Other contract liabilities - long-term	$169	$109
Total contract liabilities - long-term	$169	$109
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

Changes in short-term and long-term contract assets and contract liabilities for the year ended December 31, 2023 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2023	$7,674	$6,892
Billings or revenue recognized that was included in the beginning balance	(3,063)	(6,191)
Changes in contract assets or contract liabilities, net of reclassification to receivables	18,854	2,512
Cumulative catch-up adjustment arising from changes in estimates to complete	595	225
Cumulative catch-up adjustment arising from contract modifications	(16)	341
Changes in costs to fulfill and amortization of commission costs	(71)	—
Changes in contract commission costs	—	60
Balance as of December 31, 2023	$23,973	$3,839

6. Discontinued Operations
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

7. Property and Equipment - net
The following summarizes property and equipment - net as of:

	December 31,	December 31,
	2023	2022
	(in thousands)
Satellites	$125,124	$116,219
Software	20,384	8,503
Software development in process	2,673	2,942
Computer equipment	1,642	1,996
Office furniture and fixtures	4,039	674
Other equipment	811	631
Site equipment	2,557	2,558
Total	157,230	133,523
Less: accumulated depreciation	(90,114)	(61,939)
Property and equipment — net	$67,116	$71,584

Depreciation of property and equipment was $42.9 million and $35.1 million for the years ended December 31, 2023 and 2022, respectively. The Company recognized impairment losses of $121 thousand of capitalized software and leasehold improvements, resulting in a net impairment loss of $81 thousand. As of December 31, 2023 and 2022, the Company's primary long-lived assets, including satellites in service, are owned and operated by United States entities and are classified within the United States geographic region.

8. Goodwill and Intangible Assets

Goodwill
The Company performed an annual qualitative goodwill assessment of the goodwill held related to the BlackSky reporting unit as of October 1, 2023. The Company determined that no triggering events occurred that would require the Company to quantitatively test goodwill for impairment during the year ended December 31, 2023. As of December 31, 2023, the Company believes that the estimated fair value of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired. To the extent this reporting unit realizes actual operating results in the future below forecasted results, or realizes decreases in forecasted results as compared to previous forecasts or, in the event the estimated fair value of the reporting unit decreases (as a result, among other things, of changes in market capitalization, including further declines in the stock price), the Company may incur goodwill impairment charges in the future. Goodwill was as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Gross carrying amount	$9,393	$9,393
Accumulated impairment losses	—	—
Net carrying value of goodwill	$9,393	$9,393

Intangible Assets - net
Intangible assets - net was as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Gross carrying amount	$6,530	$6,530
Accumulated amortization	(5,173)	(4,612)
Net carrying amount (1)	$1,357	$1,918
(1) For the years ended December 31, 2023 and 2022, the net carrying amount of intangible assets was made up entirely of customer relationships.

For the years ended December 31, 2023 and 2022, amortization expense related to intangible assets was $0.6 million. This amount is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it will have the following amortization expense for the future periods indicated below:

For the years ending December 31:	(in thousands)
2024	$561
2025	561
2026	235
Total	$1,357

9. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Accounts payable	$2,318	$2,421
Accrued payroll	5,828	6,127
Accrued professional services, legal, and other general and administrative	1,107	3,040
Accrued cost of goods sold and other expenses	2,320	2,780
Total accounts payable and accrued liabilities	$11,573	$14,368

10. Other Current Liabilities
The components of other current liabilities were as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Other current liabilities	$244	$256
Accrued interest	344	1,176
Operating lease right-of-use liabilities	621	530
Estimated non-income tax liability	196	86
Total other current liabilities	$1,405	$2,048

11. Employee Benefit Plan
The Company has a 401(k) savings plan. Eligible employees may voluntarily contribute a percentage of their compensation to their 401(k) plan account. The Company provides a 401(k) employer match of 50% of the first 6% of the employee’s contribution of eligible compensation. For the years ended December 31, 2023 and 2022, the 401(k) employer match expense was $1.1 million and $0.9 million, respectively.

12. Income Taxes
The Company's consolidated effective income tax rate from continuing operations for the years ended December 31, 2023 and 2022 was -1.26% and 0%, respectively. The Company's provision for income taxes from continuing operations for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Current:
Federal	$—	$—
State	569	—
Foreign	104	—
Total current	$673	$—

Deferred:
Federal	—	—
State	—	—
Total deferred	$—	$—

Total provision for income taxes	$673	$—

The Company’s primary operations are domestically located and the Company is subject to tax in one foreign jurisdiction. The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% to loss before income taxes due to the following items for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
Tax benefit at federal statutory rate	$(11,169)	$(15,725)
Non-deductible compensation	2,342	(1,092)
State tax, net of federal benefit	(9,393)	(3,227)
Valuation allowance	17,251	18,834
Shortfall of stock compensation deduction	2,666	3,190
Non-taxable warrants	(1,613)	(2,481)
Other	589	501
Income tax expense	$673	$—
The deferred income tax expense as of December 31, 2023 and 2022 was $0. The tax benefits associated with losses generated by the consolidated group have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than-not that the losses will be utilized.
Deferred tax assets and liabilities as of December 31, 2023 and 2022, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$68,374	$54,892
Sec. 163(j) carryforward	9,214	7,741
Accruals and reserves	1,841	1,613
Deferred revenue	194	271
Capital loss carryforward	4,004	3,919
Section 174 - research expenditures	7,914	6,238
Other deferred tax assets	6,604	6,385
Total deferred tax assets	98,145	81,059
Valuation allowance	(97,388)	(80,137)
Total net deferred tax assets	757	922
Deferred tax liabilities
Basis difference in intangibles	(332)	(468)
Other deferred tax liabilities	(425)	(454)
Total deferred tax liabilities	(757)	(922)

Net deferred tax liabilities	$—	$—
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
Below is a summary of the Company's estimated loss and tax credit carryforwards. In the year ended December 31, 2023, the Company performed a historic ownership change analysis and concluded that $1.5 million of federal net operating loss carryforward pre-tax attributes were subject to limitations, as defined by the Internal Revenue Code Sections 382 and 383.

	Tax Effected	Expiration
	(in thousands)
Federal net operating loss (“NOL”) carryforward	$8,313	2033-2037
Federal NOL carryforward	49,512	Indefinite
Federal capital loss carryforward	4,004	2025
State NOL carryforwards	10,548	2034-2043
At December 31, 2023 and 2022 the Company had $275.4 million and $252.8 million of NOL carryforwards for U.S. federal tax purposes, respectively. U.S. federal tax NOL carryforwards generated prior to 2018 of $39.6 million will expire, if unused, between 2033-2037. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2023, the Company had $235.8 million of NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of its taxable income annually.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. Tax years 2015-2022 remain open for examination.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2023	2022
	(in thousands)
Unrecognized tax benefits - January 1	$9,006	$8,443
Gross decrease - tax positions in current period	—	—
Gross increase - tax positions in current period	—	563
Unrecognized tax benefits - December 31	$9,006	$9,006
The majority of the unrecognized tax benefits in the year ended December 31, 2023 is from the valuation of guaranteed incentives shares issued for SVB guarantors. The balance of unrecognized tax benefits as of December 31, 2023 and 2022, if recognized, would not affect our effective tax rate and would result in adjustments to other tax accounts, primarily deferred tax assets and the net operating loss carry forward.

13. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	December 31,	December 31,
	2023	2022
	(in thousands)
Non-current portion of long-term debt	$84,578	$77,132
Unamortized debt issuance cost	(1,077)	(913)
Outstanding balance	$83,502	$76,219

The outstanding debt was solely comprised of loans from related parties with effective interest rates of 12.23% to 12.57% and a maturity date of October 31, 2026.
On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amended the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date, (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants. This facility is secured by substantially all of the Company’s assets, is guaranteed by the Company’s subsidiaries, and contains customary covenants and events of default. The Amendment was accounted for as a debt modification and related transaction costs of 1.3 million were recorded during the year ended December 31, 2023.
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2024	$—
2025	—
2026	84,578
Total outstanding	$84,578
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was 78.7 million and $73.2 million as of December 31, 2023 and 2022, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

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
As of December 31, 2023, all debt instruments contained customary covenants and events of default. The Company was in compliance with all covenants as of December 31, 2023.

14. Equity Warrants Classified as Derivative Liabilities

Warrant Issuances
In March 2023, the Company completed the closing of a private placement whereby the Company issued warrants to purchase up to 16.4 million shares of Class A common stock.

The purchase price of each share and associated warrant was $1.79. Including the issuance of Company’s Class A common stock (see Note 16), the aggregate gross proceeds to the Company from the private placement were $29.4 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company uses the net proceeds from the private placement for general corporate purposes, including working capital.
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
The Company incurred transaction costs which consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the March 2023 private placement. The transaction costs of $0.9 million related to the 2023 Private Placement Warrants were included in other (expense) income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
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

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying consolidated statements of operations and comprehensive loss (see Note 21). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of December 31, 2023 and December 31, 2022.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at December 31, 2023:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain in Value for the Year Ended December 31, 2023	Fair Value as of December 31, 2023
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$1,301	$795
Private Placement Warrants - Issued October 2019	4,163	11.50	18.00	9/9/2026	Liability	458	416
Private Placement Warrants - Issued October 2019	4,163	20.00	18.00	9/9/2026	Liability	291	167
Private Placement Warrants - Issued March 2023	16,404	2.20	N/A	9/8/2028	Liability	5,249	12,467
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s consolidated balance sheets.

15. Other (Expense) Income

	Years Ended December 31,
	2023	2022
	(in thousands)
Transaction costs associated with debt and equity financings	$(1,738)	$—
Proceeds from earn-out payment	—	2,000
Other	(69)	81
	$(1,807)	$2,081

16. Stockholders’ Equity

Class A Common Stock
As of December 31, 2023, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of December 31, 2023 consisted of 145.2 million and 142.8 million shares of Class A common stock, respectively. The par value of each share of the Class A common stock is $0.0001 per share.
The Company had reserved shares of Class A common stock for issuance in connection with the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Common stock warrants (exercisable for Class A common stock) treated as equity	1,770	1,770
Stock options outstanding	8,340	8,641
Restricted stock units outstanding	16,132	7,854
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	8,325
Shares available for future grant	87,984	135,645
Total Class A common stock reserved	154,768	178,048

The Company has approximately 2.4 million Sponsor Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock, and therefore are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of December 31, 2023 and December 31, 2022, the Company's derivative liabilities in the consolidated balance sheets included Sponsor Shares of $1.3 million and $1.7 million, respectively. The Company recorded a $0.4 million gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 related to the fair value adjustments of these Sponsor Shares. The Sponsor Shares have the following provisions:

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

Private Placement
In March 2023, the Company completed a private placement of 16.4 million shares of the Company’s Class A common stock and an equal number of corresponding warrants, for a purchase price of $1.79 per share and associated warrant. The Company received $29.4 million in gross proceeds from the private placement. The Company sold 3.5 million common shares in its ATM offering during the years ended December 31, 2023, at an average purchase price per share of $1.45, resulting in gross proceeds of $5.0 million. The transaction costs for these equity issuances consisted of legal fees, accounting fees, placement agent fees, and other third-party costs related directly to the equity issuances. During the year ended December 31, 2023, $1.8 million of transaction costs that had been incurred were recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity and consolidated balance sheets, and as a reduction to the proceeds from the transaction in the consolidated statements of cash flows.

17. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net (loss) income per share:

	Years Ended December 31,
	2023	2022
	(in thousands except per share information)
Loss from continuing operations	$(53,859)	$(74,879)
Gain from discontinued operations	—	707
Net loss available to common stockholders	$(53,859)	$(74,172)

Basic and diluted net loss per share - continuing operations	$(0.40)	$(0.64)
Basic and diluted net gain per share - discontinued operations	—	0.01
Basic and diluted net loss per share	$(0.40)	$(0.63)

Shares used in the computation of basic and diluted net loss per share	135,451	117,821

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
	(in thousands)
Restricted Class A common stock	23	57
Class A common stock warrants	1,770	1,770
Stock options	8,340	8,641
Restricted stock units	16,132	7,854
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	8,325
Sponsor Shares	2,372	2,372

18. Stock-Based Compensation
Legacy BlackSky adopted two equity incentive plans in prior years and issued equity and equity-based awards under the 2014 Equity Incentive Plan (the “2014 Plan”) and the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Prior Plans”), which are now administered by the Company’s board of directors. The Prior Plans are no longer active; however, outstanding awards granted under these Prior Plans were not affected by the termination of the Prior Plans. Both of the Prior Plans allowed the board of directors of Legacy BlackSky to grant stock options, designated as incentive or nonqualified, and other equity awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying shares of Legacy BlackSky Class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of December 31, 2023, the Company had 2 thousand and 945 thousand options outstanding, respectively, under the 2011 and 2014 Plans.
In connection with the Merger, the Company adopted its 2021 Equity Incentive Plan (the "2021 Plan", together with the Prior Plans, collectively the “Plans”) under which it has granted equity awards following the Merger and the Company adopted its ESPP under which eligible employees began participating in December 2023.
The stock-based compensation expense attributable to continuing operations is included in the consolidated statements of operations and comprehensive loss as indicated in the table below:

	Years Ended December 31,
	2023	2022
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$242	$553
Professional & engineering service costs, excluding depreciation and amortization	502	1,341
Selling, general and administrative	10,118	18,131
Total stock-based compensation expense	$10,862	$20,025
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.7 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. These amounts are included in property, plant, and equipment - net in the consolidated balance sheets.

Stock Options
Following the Merger, the outstanding stock options issued under the 2011 Plan and the 2014 Plan may be exercised (subject to their original vesting, exercise and other terms and conditions) to purchase a number of shares of Class A common stock equal to the number of shares of Legacy BlackSky Class A common stock, as adjusted for the common stock exchange ratio in the Merger, subject to the same terms and conditions as were applicable to such Legacy BlackSky stock option (each an “Assumed Company Stock Option”). The exercise price per share of each Assumed Company Stock Option was equal to the quotient obtained by dividing the exercise price per share applicable to such Legacy BlackSky stock option by the common stock exchange ratio.
The Black-Scholes option pricing model is used to determine the fair value of options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. A summary of the weighted-average assumptions used by the Company is presented below:

	Years Ended December 31,
	2023	2022
Fair value per common share	$1.27	$2.06 - $2.15
Weighted-average risk-free interest rate	4.31%	3.20% - 4.72%
Volatility	31.20%	33.90% - 41.10%
Expected term (in years)	8.00	7.63
Dividend rate	0%	0%
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
A summary of the Company’s stock option activity under the Plans during the year ended December 31, 2023 is presented below:

	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - January 1, 2023	8,641	$3.10
Granted	2,075	1.27
Exercised	(407)	0.02
Forfeited	(1,726)	4.62
Expired	(243)	2.06
Outstanding - December 31, 2023	8,340	2.51	8.20	$1,364
Exercisable - December 31, 2023	3,027	2.77	7.50	1,083
For options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.6 million and $1.8 million, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $2.0 million and $1.2 million, respectively.

As of December 31, 2023, there was $4.4 million of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards
During the year ended December 31, 2020, the Company granted RSAs, which vest based upon the individual award agreements and generally vest over a three to four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. The Company intends to settle the RSAs in stock, and the Company has the shares available to do so.
A summary of the Company’s nonvested RSA activity during the year ended December 31, 2023 is presented below:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2023	57	$0.01
Vested	(34)	0.01
Canceled	—	0.01
Nonvested - December 31, 2023	23	0.01
The Company has not granted any RSAs since 2020.

Restricted Stock Units
The Company granted an aggregate of 14.4 million RSUs to certain employees and service providers during the year ended December 31, 2023 under the 2021 Plan. The general vesting provisions are that 25% will vest on the one-year anniversary of the vesting commencement date and 75% will vest ratably over twelve consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs.
A summary of the Company’s nonvested RSU activity during the year ended December 31, 2023 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2023	7,854	$4.08
Granted	14,360	1.27
Vested	(4,029)	4.53
Canceled	(2,053)	2.28
Nonvested - December 31, 2023	16,132	1.69
During the year ended December 31, 2023, 1.0 million of the vested RSUs were withheld to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $1.4 million. Unrecognized compensation costs related to nonvested RSUs totaled $21.8 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan
Beginning in December 2023, the Company's eligible employees were able to begin participating in the Company's ESPP. The ESPP allows eligible participants to contribute up to 15% of their eligible compensation towards the purchase of Class A common stock at a discounted price, subject to certain limitations,. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of Class A common stock on the first and last trading days of each offering period. The offerings under the ESPP are currently designed to be intended to qualify under Section 423 of the Internal Revenue Code. The Company estimates the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes valuation model and uses the straight-line attribution approach to record the expense over the six-month offering period. The maximum number of shares that may be issued under the ESPP is 3,000,700 plus any shares added to the ESPP under the automatic annual increase at the beginning of each fiscal year.

19. Leases
Total Lease Cost
The components of rent expense, which are included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss, were as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Operating lease expense	$1,287	$1,861
Variable lease expense	245	960
Short-term lease expense	273	127
Sublease income	—	(127)
Total rent expense	$1,805	$2,821

Supplemental Balance Sheet Information
As of December 31, 2023 and 2022, supplemental operating lease balance sheet information consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Operating lease right of use assets - net	$1,630	$3,586

Other current liabilities	621	530
Operating lease liabilities	3,041	3,132
Total operating lease liabilities	$3,662	$3,662

Other Supplemental Information
Other supplemental operating lease information consisted of the following for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(dollars in thousands)
Operating cash flows for operating leases	$586	$1,771
ROU assets obtained in exchange for new lease liabilities	$222	$5,225
Weighted average remaining lease term (in years)	8.33	9.36
Weighted average discount rate	11.48%	10.95%

20. Related Party Transactions
A summary of the Company’s related party transactions during the years ended December 31, 2023 and 2022 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Years Ended December 31,		December 31,	December 31,
	Nature of Relationship		2023	2022	2023	2022
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$23,910	$28,042	$10,843	$3,728
X-Bow	Equity Method Investee	The Company had a less than 20% investment in X-Bow and held one Board seat through November 2023 when it sold its investment.	—	900	—	—
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	458	583	42	—
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	8,092	11,388	750	693
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	375	—	22,793	20,787
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	1,042	—	61,785	56,345
The Company recorded revenue from related parties of $11.5 million and $0 for the years ended December 31, 2023 and 2022, respectively. Accounts receivable from related parties was $0 as of December 31, 2023 and 2022.
On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Company incurred $0.4 million of offering costs to related parties in relation to the Amendment. See Note 13 for information regarding the Amendment.
Interest on the term loan facility is accrued and is due semi-annually. The Company made interest payments of $1.0 million    and $0 during the years ended December 31, 2023 and 2022, respectively. As of

December 31, 2023, the Company had interest due to related parties of $1.7 million, of which $0.3 million is to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $1.4 million is paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2022, the Company had interest due to related parties of $1.2 million that was included in other current liabilities.

21. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

December 31, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$795	$—	$—
Private Placement Warrants - Issued October 2019	—	—	583
Private Placement Warrants - Issued March 2023	—	—	12,467
Sponsor Shares	—	—	1,304
	$795	$—	$14,354

December 31, 2022	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,097	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,332
Sponsor Shares	—	—	1,684
	$2,097	$—	$3,016
The carrying values of the following financial instruments approximated their fair values as of December 31, 2023 and 2022 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the years ended December 31, 2023 or 2022.
Changes in the fair value of the Level 3 liabilities during the year ended December 31, 2022 of $5.2 million included the Sponsor Shares and the October 2019 Private Placement Warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the year ended December 31, 2023:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2023	$1,684	$1,332	$—
Liability recorded at fair value	—	—	17,716
Gain from changes in fair value	(380)	(749)	(5,249)
Balance as of December 31, 2023	$1,304	$583	$12,467

22. Commitments and Contingencies

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2033. Future minimum lease payments under non-cancellable office leases as of December 31, 2023 are as follows:

(in thousands)
For the years ending December 31,
2024	$976
2025	560
2026	566
2027	546
2028	519
Thereafter	3,315
Total lease payments	6,482
Less: imputed interest	(2,820)
Present value of lease liabilities	$3,662
As of December 31, 2023, the Company has approximately $7.3 million of commitments for an office space lease that has not yet commenced. The lease commenced in January 2024 with a lease term of 13 years.

Ground Station Services
The Company has purchase commitments for ground station services to be performed by third-parties subsequent to December 31, 2023. Future purchase commitments under non-cancellable ground station service contracts as of December 31, 2023 are as follows:

(in thousands)
For the years ending December 31,
2024	$759
2025	613
2026	441
2027	316
2028	78
$2,207

Legal Proceedings
From time to time, the Company may become involved in various claims and legal proceedings arising in the ordinary course of business, which, by their nature, are inherently unpredictable. The Company is not currently a party to any material claims or legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate, have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Other Commitments
During the year ended December 31, 2023, the Company entered into a commitment for non-refundable multi-launch and integration services. The Company also entered into a commercial agreement with financing terms for multiple launches providing for $3.0 million to be paid upfront, and for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum. The Company may prepay at any time until the maturity date without premium or penalty. As of December 31, 2023, the minimum commitment associated with the agreement was $8.4 million. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate.
We have operational commitments for the next several years that contain termination for convenience options, subject to applicable termination fees. For example, we have work orders to manufacture our Gen-3 satellites at LeoStella, our satellite manufacturing joint venture. Our work orders with LeoStella and other manufacturing partners all contain termination for convenience options that allow us to manage the satellite production process from design through manufacturing. In addition to the above, the Company entered into various operational commitments for the next several years totaling $6.6 million as of December 31, 2023.

23. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with commercial customers. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue and/or accounts receivable:

	Revenue		Accounts Receivable
	Years Ended December 31,		As of December 31,
	2023	2022	2023	2022
	(in thousands)
U.S. federal government and agencies	62%	81%	83%	82%
Customer B	14%	*	*	*
Customer C	12%	*	*	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the year.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of December 31, 2023 and 2022, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

24. Subsequent Events
The Company evaluated subsequent events through March 19, 2024 and determined that there have been no events that have occurred that would require adjustments to our disclosures or the consolidated financial statements.