Form 10-K/A
period 2023-12-31
BlackSky Technology Inc.
filed 2024-04-19
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 17, 2024, there were 146,822,766 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

2

EXPLANATORY NOTE

BlackSky Technology Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

3

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

Our business and affairs are managed under the direction of our board of directors (the “Board”). Our Board currently consists of seven directors, five of whom are independent under the listing standards of the New York Stock Exchange, or the NYSE.

Our Board is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the names, ages as of April 1, 2024 and certain information for each of our directors. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Class	Age	Position(s)	Director of Osprey Technology Acquisition Corp.	Director of BlackSky	Current Term Expires
Magid Abraham(2) (3)	I	65	Director	-	September 2021 - Present	2025
David DiDomenico	I	53	Director	July 2019 - September 2021	September 2021 - Present	2025
Susan Gordon(3)	II	65	Director	-	September 2021 - Present	2026
Timothy Harvey(1) (2)	II	67	Director	-	September 2021 - Present	2026
Brian O’Toole	III	60	Director	-	September 2021 - Present	2024
William Porteous(1) (2)	II	51	Director, Chair	-	September 2021 - Present	2026
James Tolonen(1) (3)	III	74	Director	-	September 2021 - Present	2024
_____________________

(1) Member of the audit committee
(2) Member of the compensation committee
(3) Member of the nominating and corporate governance committee

Dr. Magid Abraham has served on our Board since September 2021. Dr. Abraham is founder and CEO of Neurawell Therapeutics, a pharmaceutical company developing mental health treatments. He was founding CEO of comScore for 14 years, which he took public in 2007, focusing on innovation and industry leadership. He was founder and CEO of Paragren Technologies, producing CRM systems. He was president of IRI, a major international research company, which he led through sustained growth and innovation. He became a Visiting Scholar at Stanford in 2016, where he taught for three years at the Graduate School of Business. He serves on a number of commercial and institutional boards.

Dr. Abraham is a world expert on consumer and market measurement and syndicated information services. He has authored seminal award winning articles. He received the Advertising Research Foundation’s “Lifetime Achievement Award.” He earned the AMA’s Parlin award and MIT’s Buck Weaver award, both in recognition for lifetime contributions and leadership in the theory and practice of Marketing Science. He was named EY Entrepreneur of the Year and inducted in the Entrepreneurship Hall of Fame and designated “Technology Pioneer”

by the World Economic Forum. Dr. Abraham received a Ph.D. and an M.B.A. from MIT, and is engineer of the École Polytechnique, France.

Dr. Abraham was selected to serve as a member of our Board due to his significant executive experience and expertise on market research, consumer modeling and information systems.

David DiDomenico has served on our Board since September 2021 and served on the board of directors of Osprey Technology Acquisition Corp. (“Osprey”) from July 2019 until the closing of the business combination (the “merger”) between Osprey and BlackSky Holdings, Inc. (“Legacy BlackSky”) pursuant to that certain Agreement and Plan of Merger, dated February 17, 2021. Mr. DiDomenico has been a Partner of JANA Partners, an investment advisor based in New York City, since 2010. He served as Osprey’s Chief Executive Officer and President from June 2019 until the closing of the merger. He previously served as a Co-Portfolio Manager of JANA’s hedge fund strategies. Prior to joining JANA Partners LLC in 2010, Mr. DiDomenico was a Managing Director of New Mountain Capital and the Portfolio Manager of the New Mountain Vantage Fund (2005-2010). He was previously an Associate Portfolio Manager at Neuberger Berman (2002-2005). From 1999-2002, Mr. DiDomenico was a member of the Acquisitions Team at Starwood Capital Group where he focused on corporate and real estate transactions. From 1998-1999, he was an Analyst at Tiger Management. From October 2019-June 2021, Mr. DiDomenico served on the board of directors of OPENLANE, Inc. (NYSE: KAR), a provider of car auction services in North America and the United Kingdom. He holds an MBA from the Stanford University Graduate School of Business and an AB from Harvard College.

Mr. DiDomenico was selected to serve as a member of our Board due to his experience investing in and analyzing technology and technology-related companies for over 20 years, which we believe provides us with access to his extensive and unique expertise in fundamental business analysis, as well as given his broad professional relationships with technologists and investors.

Hon. Susan M. Gordon has served on our Board since September 2021. The Honorable Susan M. Gordon is a highly respected intelligence professional, visionary leader, and trusted strategic advisor on a broad spectrum of complex issues, including cybersecurity, emerging and disruptive technologies, artificial intelligence, and information operations. Ms. Gordon is the former principal deputy director of national intelligence, the nation’s highest-ranking career intelligence officer. In that capacity, Ms. Gordon managed the operations of the intelligence community and was a key advisor to the President and National Security Council. Prior to her role as principal deputy director of national intelligence, Ms. Gordon served as deputy director of the National Geospatial-Intelligence Agency (NGA). In this position, she provided leadership to the agency and managed the National System of Geospatial Intelligence. Prior to the NGA, she served 27 years at the Central Intelligence Agency (CIA). At the CIA, Ms. Gordon rose to senior executive positions in each of the Agency’s four directorates: operations, analysis, science and technology, and support. Over the course of her career, Ms. Gordon led the establishment of In-Q-Tel, the CIA’s venture arm, and ultimately became the Director’s senior advisor on cyber issues.

Ms. Gordon is the founder and principal of GordonVentures, LLC, a technology, strategy and risk consultancy and currently serves as a consultant and advisor on technology and global risk. Among other endeavors, she is a member of the board of directors of CACI, SecurityScorecard, OneWeb Technologies, Freedom Consulting, and Bridge Core Federal. Ms. Gordon also serves as a Trustee of the Mitre Corporation and is the Vice Chairperson of the National Intelligence University Foundation, and is on the Board of Advisors of the National Security Space Association. Ms. Gordon previously served on the board of directors of Avantus Federal (2020 - 2022). She also serves on several technology advisory boards and consults with Microsoft Corporation. Ms. Gordon is a fellow at Duke and Harvard Universities and she continues to support Defense Department and Intelligence Community study activities. She holds a Bachelor of Science degree in zoology (biomechanics) from Duke University.

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

Brian O’Toole has served as President, Chief Executive Officer and a member of our Board since September 2021. Mr. O’Toole became Legacy BlackSky’s President in November 2018 and also assumed chief executive officer duties for BlackSky Global in January 2019 and served in both capacities through the closing of the merger. Prior to serving as Legacy BlackSky’s President, Mr. O’Toole served as its Chief Technology Officer from June 2016 to November 2018. In addition, Mr. O’Toole served as a member of Legacy BlackSky’s board of directors from January 2019 through the closing of the merger. Mr. O’Toole founded and served as the Chief Executive Officer of OpenWhere, Inc., a startup delivering global scale geospatial intelligence solutions to public and private sector customers, from July 2013 to June 2016, when Legacy BlackSky acquired OpenWhere, Inc. Prior to that, Mr. O’Toole served as the Chief Technology Officer of GeoEye Inc. from August 2008 to June 2013 where he led strategic efforts for developing and expanding technology, products, and solutions in geospatial intelligence and location-based services. Mr. O’Toole’s earlier roles include serving as the Vice President of Product Development at Overwatch Systems, founding and serving as the President of ITspatial, and serving as Technical Director and Systems Engineer at GE Aerospace for nine years. Mr. O’Toole received a B.S. in Computer Science from Clarkson University and a M.S. in Computer Engineering from Syracuse University.

Mr. O’Toole was selected to serve as a member of our Board due to his experience and the operational insight he brings as our Chief Executive Officer and President and director on Legacy BlackSky’s board and due to his extensive experience building and growing companies in the geospatial intelligence industry.

William Porteous has served on our Board since September 2021 and served on Legacy BlackSky’s board of directors from February 2015, and specifically as Chairman of Legacy BlackSky’s board of directors from December 2018, until the closing of the merger. Mr. Porteous is a General Partner with RRE Ventures and also serves as the firm’s Chief Operating Officer. During his 23-year career as an investor, Mr. Porteous has served on the boards of more than 20 companies. In addition to serving on our Board, Mr. Porteous also currently serves as a director of Nanit, Paperless Post, Pattern, Pilot Fiber, Spire Global (NYSE: SPIR), Ursa Space Systems, and Wave. From 2010 to 2021, Mr. Porteous also served as a director of Buzzfeed. Mr. Porteous is also Chairman of the Dockery Farms Foundation, which he founded. From 2003 to 2018, Mr. Porteous served as an Adjunct Professor at Columbia Business School where he taught a course on venture capital. Mr. Porteous holds an M.B.A. from Harvard University, an M.Sc. from the London School of Economics, and a B.A. with Honors from Stanford University.

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

Mr. Tolonen previously served on the boards of directors and audit committees of MobileIron, Inc. (2014-2020), Imperva, Inc., (2012-2019), Blue Coat Systems, Inc. (2008-2012), and Taleo Corporation (2010-2012). Mr. Tolonen also previously served on the board of directors of New Relic, Inc. and as the chair of the audit committee and a member of the compensation committee (2016-2022). Mr. Tolonen holds a B.S. in Mechanical Engineering and an M.B.A. from the University of Michigan. Mr. Tolonen is also a Certified Public Accountant, inactive, in the State of California.

Mr. Tolonen was selected to serve as a member of our Board due to his background in accounting, his extensive experience as chief financial officer for a number of public companies, including at several software companies, as well as his involvement on numerous public company audit committees.

Our Executive Officers

The following table sets forth certain information about our executive officers as of April 1, 2024. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Brian O'Toole	60	Chief Executive Officer, President and Director
Henry Dubois	62	Chief Financial Officer
Christiana Lin	54	General Counsel and Chief Administrative Officer
Brian O’Toole. Please see “Our Directors” above for biographical information about Mr. O’Toole.

Henry Dubois has served as our Chief Financial Officer since June 2022. Prior to serving as Chief Financial Officer, Mr. Dubois served as our Chief Development Officer from September 2021 to June 2022 and as Legacy BlackSky’s Chief Development Officer from August 2021 through the closing of the merger after having served as an advisor to Legacy BlackSky’s CEO and board of directors since September 2018. Before joining us, from February 2009 to August 2021, Mr. Dubois was managing director at HED Consulting, a consulting firm that specializes in planning and implementing viable, sustainable household energy interventions, where he advised companies, including Legacy BlackSky, on strategic initiatives, operating improvements and financial activities. From April 2013 to May 2018 Mr. Dubois also served as Chief Executive Officer and President of Hooper Holmes Inc., a national provider of biometric screenings and comprehensive health and wellness programs, leading its turn-around by refocusing its business lines to high growth opportunities in the healthcare industry, shedding under-performing business lines and adding new capabilities through acquisitions. In August 2018, after Mr. Dubois’ tenure as the Chief Executive Officer of Hooper Holmes, the company filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 18-23302). Pursuant to a plan of liquidation filed by Hooper Holmes and its subsidiaries, the Hooper Holmes Liquidating Trust was formed to administer the final liquidation of the company's assets and a trustee was appointed to dissolve the company. Mr. Dubois also has experience serving as an executive at two geospatial companies and he brings proven experience in growth strategies, deal sourcing and integration. For instance, from February 2005 to December 2012, Mr. Dubois served as CFO and an executive advisor at GeoEye, a commercial satellite imagery company, where he helped grow revenues from $30 to $350 million. Similarly, at DigitalGlobe, a vendor of space imagery and geospatial content and operator of civilian remote sensing spacecraft, Mr. Dubois held several executive positions including President, Chief Financial Officer and Chief Operating Officer. Mr. Dubois was also Chief Executive Officer of an Asian telecom company, PT Centralindo Panca Sakti. He brings extensive domestic and international experience leading telecom and satellite imaging companies through periods of growth, merger and acquisition activity. Mr. Dubois previously served on the board of directors of Endurance Acquisition Corporation (2021-2022). Mr. Dubois received a Masters of Management, Finance, Marketing and Accounting at Northwestern University’s Kellogg School of Management as well as a B.A. in Mathematics at College of the Holy Cross.

Christiana Lin has served as our General Counsel and Chief Administrative Officer since February 2022, and prior to that, as our General Counsel and Corporate Secretary since the closing of the merger in September 2021.

Ms. Lin also served as Legacy BlackSky’s General Counsel and Corporate Secretary from August 2021 through the closing of the merger. Ms. Lin brings over two decades of experience working with business, government and legal teams during growth and innovation cycles. Before joining us, from July 2018 to August 2021, Ms. Lin served as General Counsel and Chief Privacy and Administrative Officer at Rakuten Advertising, a digital advertising and data company, where she helped restructure legacy business lines to increase profitability and built the foundation for accelerating the growth of emerging businesses. From May 2017 to August 2021, Ms. Lin served as Venture Partner at NextGen Partner Ventures, a venture capital firm, as a partner with Outside GC, serving as virtual general counsel to startup technology companies. From February 2001 to February 2017, Ms. Lin served as Executive Vice President, General Counsel, Chief Privacy Officer and Corporate Secretary at comScore, a pioneer in media measurement and analytics. While at comScore, Ms. Lin helped grow the business from an early-stage start-up to a $450 million-dollar public market capitalization company with teams across Europe, APAC and the Americas. Ms. Lin received a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

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

Committees of the Board of Directors

Our Board has established the following standing committees of the board of directors: audit committee; compensation committee; and nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below.

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

Our Board adopted a written charter for the audit committee, which is available on our website. During 2023, our audit committee held seven meetings.

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

Our Board adopted a written charter for the compensation committee, which is available on our website. During 2023, our compensation committee held 10 meetings.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Abraham, Ms. Gordon and Mr. Tolonen. Dr. Abraham serves as chairperson of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist our Board in: (i) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (ii) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (iii) identifying members of the Board qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (iv) reviewing and recommending to the Board corporate governance principles applicable to us, (v) overseeing the evaluation of the Board and (vi) handling such other matters that are specifically delegated to the committee by the Board from time to time.

Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our website. During 2023, our nominating and corporate governance committee held five meetings.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers that serves as a member of our Board or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2023, all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them. One Form 4 was filed late on April 15, 2024 on behalf of David DiDomenico, one of our directors, in connection with an acquisition of warrants on December 16, 2021.

ITEM 11. EXECUTIVE COMPENSATION
Our executive compensation programs are designed to:

•    Attract, motivate, incentivize and retain employees at the executive level who contribute to our long-term success;
•    Provide compensation to our executives that are competitive and designed to reward the achievement of our business objectives that drive the Company's success; and

•    Effectively promote closer alignment between our executives’ interests and those of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Compensation and Governance Practices and Policies

We endeavor to maintain strong governance standards in our policies and practices related to executive compensation. Below is a summary of our key executive compensation and corporate governance practices.

Some examples of the best practices that we incorporate into our executive compensation practices and policies:
•A significant portion of compensation for named executive officers is at risk, based on both Company performance (financial and stock price) and the individual’s performance;
•We conduct regular reviews of executive compensation and peer group data;
•We are advised by an independent compensation consultant;
•We annually assess risk-reward balance of our compensation programs in order to mitigate undue risk in our program;
•We do not have pension plans or supplemental executive retirement plans;
•By policy, we do not permit hedging of our securities; and
•We do not provide for excise tax gross-ups on a change of control.

Compensation Process

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions relating to such programs. Our Chief Executive Officer makes recommendations for the respective executive officers that report to him to our compensation committee and typically attends compensation committee meetings (other than the portions of meetings in which his compensation is discussed). Our Chief Executive Officer makes such recommendations (other than with respect to himself) regarding base salary, and short-term and long-term compensation, including equity incentives, for our executive officers based on our results, an executive officer's individual contribution toward those results, the executive officer's role and performance of his or her duties and his or her achievement of individual goals. Our compensation committee then reviews the recommendations and other factors it deems relevant, including various compensation survey data and publicly available data of our peers, and makes decisions as to the target total direct compensation (consisting of salary, target short-term incentive, and long-term incentive compensation) for each executive officer, including our Chief Executive Officer, as well as each individual compensation element of such compensation.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In 2023, Compensia Inc., a national compensation consulting firm with compensation expertise relating to technology companies, was retained to provide market information, analysis and other advice relating to executive compensation on an ongoing basis. As part of this engagement Compensia assisted in developing an appropriate group of peer companies to help determine the market-comparable levels of overall target total direct compensation for our executive officers, as well as to assess each separate key element of such compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by, Compensia Inc. creates any conflict of interest.

Peer Group

Our compensation committee reviews market data of companies that we believe are comparable to us. Compensia assisted in developing a peer group generally consisting of publicly traded software-focused technology companies headquartered in the U.S. with revenue of less than $400M and market capitalization of less than $1.2 billion. Our compensation committee referred to compensation data from this peer group and broader survey data

(for similarly-sized companies) when making fiscal 2023 base salary, cash bonus and equity award decisions for our executive officers. The following is a list of the public companies that composed our fiscal 2023 peer group.

A10 Networks	LivePerson	Turtle Beach
BigCommerce Holdings	Model N	Upland Software
Brightcove	PROS Holdings	Xperi
Domo	Quotient Technology	Yext
Everbridge	Sumo Logic	Zuora
EverQuote	TrueCar

Our named executive officers for the year ended December 31, 2023, consisting of our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer, were:
•Brian O’Toole, President and Chief Executive Officer;
•Henry Dubois, Chief Financial Officer; and
•Christiana Lin, General Counsel and Chief Administrative Officer.

Summary Compensation Table

The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2023, and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Brian O’Toole President and Chief Executive Officer	2023	$465,000	$1,945,999	$522,619	$510,389	$3,564	$3,447,572
	2022	465,000	936,998	857,116	646,350	1,727	2,907,191
Henry Dubois(4) Chief Financial Officer	2023	400,000	1,749,999	261,310	439,044	13,464	2,863,817
	2022	400,000	1,336,102	1,076,976	484,273	6,211	3,303,562
Christiana Lin General Counsel and Chief Administrative Officer	2023	375,000	1,500,000	232,275	202,142	12,342	2,321,759
	2022	375,000	750,000	686,060	246,000	5,431	2,062,491
_____________________

(1)Amounts represent the aggregate grant date fair value of the awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The actual value that a named executive officer will realize on each award will depend on the price per share of our common stock at the time shares underlying the awards are sold. Accordingly, these amounts do not necessarily correspond with the actual value recognized or that may be recognized by our named executive officers. The valuation assumptions used in determining such amounts for 2023 are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)For the year ended December 31, 2023, the amounts reported represent the amounts paid or to be paid under our Executive Incentive Compensation Plan in 2024. See “2023 Executive Bonus Program” below.
(3)For Mr. O’Toole, (i) the 2023 amount reflects $3,564 for life insurance premiums; and (ii) the 2022 amount reflects $560 in mobile phone and data allowances and $1,167 in employer 401(k) plan contributions. For Mr. Dubois, (i) the 2023 amount reflects $9,900 in employer 401(k) plan contributions, and $3,564 in life insurance premiums; and (ii) the 2022 amount reflects $400 in mobile phone and data allowances and $5,811 in employer 401(k) plan contributions. For Ms. Lin, (i) the 2023 amount reflects $1,200 in mobile phone allowances, $9,900 in employer 401(k) plan contributions, and $1,242 in life insurance premiums; and (ii) the 2022 amount reflects $1,200 in mobile phone and data allowances and $4,231 in employer 401(k) plan contributions.
(4)Mr. Dubois was appointed Chief Financial Officer on June 10, 2022.

Components of Executive Officer Compensation

For 2023, the key elements of the compensation program for our named executive officers consisted of a base salary, target cash incentive bonus awards and grants of equity awards. Base salary was set at a level that the compensation committee determined was commensurate with the executive’s respective duties and authorities, contributions, prior experience and sustained performance.

Equity awards granted in 2023 to our named executive officers were made in the form of options and RSUs under the 2021 Equity Incentive Plan (the “2021 Plan”).

Executive Compensation Arrangements

Brian O’Toole - President and Chief Executive Officer: Employment Agreement

In connection with the merger, Legacy BlackSky entered into a confirmatory employment letter with Mr. O’Toole, our President and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Mr. O’Toole is an at-will employee. In 2023, Mr. O’Toole’s annual base salary was $465,000 (the “O’Toole Base Salary”), and Mr. O’Toole’s target annual cash bonus opportunity was 100% of the O’Toole Base Salary. Mr. O’Toole participated in our 2023 bonus program under the Executive Incentive Compensation Plan, as described further below.

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

Henry Dubois - Chief Financial Officer: Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Mr. Dubois, effective August 18, 2021, to serve as the Company’s Chief Development Officer. The executive employment letter has no specific term and provides that Mr. Dubois is an at-will employee. On June 10, 2022, the Company entered into an amendment to the executive offer letter with Mr. Dubois in connection with his appointment as the Company’s Chief Financial Officer. In 2023, Mr. Dubois’s annual base salary was $400,000 (the “Dubois Base Salary”), and

Mr. Dubois’ target annual cash bonus opportunity was 100% of the Dubois Base Salary. Mr. Dubois participated in our 2023 bonus program under the Executive Incentive Compensation Plan, as described further below.

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

Christiana Lin - General Counsel and Chief Administrative Officer: Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Ms. Lin, effective August 18, 2021, to serve as Legacy BlackSky’s General Counsel. The offer letter has no specific term and provides that Ms. Lin is an at-will employee. In 2023, Ms. Lin’s annual base salary was $375,000 (the “Lin Base Salary”), and Ms. Lin’s target annual cash bonus opportunity was 50% of the Lin Base Salary. Ms. Lin participated in our 2023 bonus program under the Executive Incentive Compensation Plan, as described further below.

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

2023 Executive Bonus Program

For 2023, the compensation committee approved a bonus program under the terms of our Executive Incentive Compensation Plan in which each named executive officer participated. The 2023 bonus program required the achievement of certain corporate objectives, and in the case of Ms. Lin, certain corporate objectives and individual objectives. For 2023, the performance metrics for Mr. O’Toole and Mr. Dubois were Company revenue and cash balance with each of the performance metrics weighted 50% for purposes of their bonus calculations.

For 2023, the performance metrics for Ms. Lin were Company revenue and cash balance and individualized Management Based Objectives, or MBOs, with the Company revenue and cash balance performance metrics each weighed at 40% and the individualized MBOs weighted at 20% for purposes of her bonus calculation. Ms. Lin’s individualized MBOs were based on the achievement of certain legal, financial, operational, and personnel-related objectives.

For the portion of each named executive officer’s bonus based on the Company revenue and cash balance performance metrics, the maximum payout was 175% of the target amount. For the portion of Ms. Lin’s bonus based on her individualized MBOs, the maximum payout was 100% of the target amount.

Pursuant to the Company’s Executive Incentive Compensation Plan, the compensation committee as administrator of such Plan (or the Board or other committee administering such plan) retains the authority to increase, reduce or eliminate any bonus award under it, based on any factors that such plan administrator determines to be relevant. To earn a bonus award under such plan, participants generally must remain employed with the Company through the date the bonus is paid.

Following the end of the 2023 fiscal year, the compensation committee assessed the Company’s performance against the performance metrics and Ms. Lin’s performance against her individualized MBOs. For 2023, our named executive officers exceeded the targets set pursuant to the revenue and cash balance performance metrics, and Ms.

Lin met the targets for her individualized MBOs, which resulted in annual cash awards under our Executive Incentive Compensation Plan for Mr. O’Toole, Mr. Dubois and Ms. Lin being paid out above target in respect of 2023.

Executive Change in Control and Severance Plan

We maintain the BlackSky Technology Inc. Executive Change in Control and Severance Plan (the “Executive Severance Plan”) to provide enhanced severance benefits for a select group of management or highly compensated employees (within the meaning of ERISA) who are designated by the plan administrator as participants and who have executed a participant agreement. Participants may be designated to receive different levels of benefits under the Executive Severance Plan as a Tier 1, 2 or 3 participant, as determined by the plan administrator and set forth in their applicable Participation Agreements. Mr. O’Toole has been designated as a Tier 1 participant under the Executive Severance Plan, and the other named executive officers have been designated as Tier 2 participants.

Upon a participant’s “involuntary termination” (generally defined as a termination of employment (x) by the Company without Cause, as defined in the Executive Severance Plan, and other than due to the participant’s death or disability, or (y) by the participant in a Good Reason Termination, as defined in the Executive Severance Plan, and such involuntary termination is not within a “change in control period” as defined below), the participant shall receive: (i) a lump sum payment equal to 150% (for a Tier 1 participant), 100% (for a Tier 2 participant), or 50% (for a Tier 3 participant) of their base salary, (ii) a prorated target bonus for the year of termination (and any prior year bonus to the extent earned but not yet paid), and (iii) payment of COBRA premiums (or cash in lieu of) for a period of up to 18 months (for a Tier 1 participant), 12 months (for a Tier 2 participant) or six months (for a Tier 3 participant).

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers for the fiscal year ended December 31, 2023.

		Option Awards(1)				Stock Awards(1)
Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Brian O’Toole	9/10/2023	—	900,000(3)	$1.27	9/10/2033	—	$—
	9/10/2023	—	—	—	—	1,532,283(4)	2,145,196
	9/10/2022	272,383	599,243(5)	2.15	9/10/2032	—	—
	9/10/2022	—	—	—	—	299,622(6)	419,471
	2/17/2021(7)	—	—	—	—	153,898(8)	215,457
Henry Dubois	9/10/2023	—	450,000(3)	1.27	9/10/2033	—	—
	9/10/2023	—	—	—	—	1,377,952(4)	1,929,133
	9/10/2022	254,360	559,592(5)	2.15	9/10/2032	—	—
	9/10/2022	—	—	—	—	279,796(6)	391,714
	6/10/2022	110,335	183,893(9)	2.10	6/10/2032	—	—
	6/10/2022	—	—	—	—	137,234(10)	192,128
	12/21/2021(13)	247,019	192,127(11)	7.97	12/21/2031	—	—
	12/21/2021	—	—	—	—	96,064(12)	134,490
Christiana Lin	9/10/2023	—	400,000(3)	1.27	9/10/2033	—	—
	9/10/2023	—	—	—	—	1,181,102(4)	1,653,543
	9/10/2022	218,023	479,651(5)	2.15	9/10/2032	—	—
	9/10/2022	—	—	—	—	239,826(6)	335,756
	12/21/2021(13)	211,730	164,680(11)	7.97	12/21/2031	—	—
	12/21/2021	—	—	—	—	82,340(12)	115,276
_____________________

(1)Stock options and RSU awards are subject to accelerated vesting upon a named executive officer’s involuntary termination within the change in control period, as provided by the Executive Severance Plan. See “Executive Change in Control and Severance Plan.”
(2)The market value is based on the closing price of our common stock on December 29, 2023, of $1.40 per share.
(3)One third (1/3rd) of the award is scheduled to vest on September 10, 2024, and thereafter, one thirty-sixth (1/36th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(4)One-fourth (1/4th) of the RSUs are scheduled to vest on September 10, 2024, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(5)One fourth (1/4th) of the award vested on September 10, 2023, and thereafter, one forty-eighth (1/48th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(6)One-fourth (1/4th) of the RSUs vested on September 10, 2023, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.

(7)The RSU award granted on February 17, 2021, was granted pursuant to the BlackSky 2014 Equity Incentive Plan (the “2014 Plan”).
(8)50% of the shares vested 180 days after the merger and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(9)One fourth (1/4th) of the award vested on the June 10, 2023, and thereafter, one forty-eighth (1/48th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(10)One-fourth (1/4th) of the RSUs vested on June 10, 2023, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(11)One fourth (1/4th) of the award vested on September 10, 2022, and thereafter, one forty-eighth (1/48th) of the award is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(12)One-fourth (1/4th) of the RSUs vested on September 10, 2022, and thereafter, one-sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(13)These options were forfeited back to the Company on March 11, 2024 for no consideration.

Director Compensation

In September 2021 in connection with the closing of the merger, our Board adopted an outside director compensation policy (the “Outside Director Compensation Policy”). The Outside Director Compensation Policy is designed to align the interests of the non-employee directors with the interests of stockholders through equity awards and to attract and retain high quality non-employee directors by providing competitive compensation. On March 6, 2023, our Board adopted an amended outside director compensation policy (the “Amended Outside Director Compensation Policy”) to permit directors to elect to receive their annual cash retainer in BlackSky stock instead of cash. All compensation paid to our non-employee directors for fiscal year 2022 was pursuant to the Outside Director Compensation Policy adopted at the time of the merger. All compensation paid to our non-employee directors for fiscal year 2023 was pursuant to the terms of the Outside Director Compensation Policy adopted at the time of the merger, or the Amended Outside Director Compensation Policy upon and after adoption of such amended policy.

Cash Compensation

The Outside Director Compensation Policy provides for an annual cash retainer of $90,000, which is payable quarterly in arrears on a prorated basis. There are no additional retainers for service as a member (or chairperson) of a committee of our Board, as chairperson of our Board, or as lead director and no per-meeting attendance fees for attending meetings of our Board or any of our committees. Pursuant to our Amended Outside Director Compensation Policy, beginning in the third quarter of 2023, directors who elect to receive the annual retainer in shares of our Class A common stock, instead of cash, will receive such retainer in shares of our stock.

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

Change in Control. In the event of a change in control, as defined in the 2021 Plan (or its successor plan, as applicable), each non-employee director’s then-outstanding equity awards covering shares of our common stock that were granted to them while a non-employee director will accelerate vesting in full, provided that they remain a non-employee director through the date of the change in control.

Director Compensation Limits. The Outside Director Compensation Policy provides that in any fiscal year, a non-employee director may not be granted equity awards, the value of which will be based on their grant date fair value determined in accordance with U.S. Generally Accepted Accounting Principles, and be provided any other compensation (including without limitation any cash retainers or fees) in amounts that, in any fiscal year, in the aggregate, exceed $500,000, provided that in the fiscal year of the individual’s initial service as a non-employee director, such amount will be increased to $800,000. Equity awards granted or other compensation provided to an individual for their services as employee, or for their services as a consultant (other than as a non-employee director), will not count toward this annual limit.

Director Compensation for Fiscal Year 2023

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our Board, for the fiscal year ended December 31, 2023. Directors who are also our employees receive no additional compensation for their service as directors. During 2023, Mr. O’Toole was an employee and executive officer of the Company and therefore, did not receive compensation as a director. See “Executive Compensation” for additional information regarding Mr. O’Toole’s compensation.

Pursuant to the Amended Outside Director Compensation Policy adopted by the Board on March 6, 2023, our directors could elect to receive their annual cash retainer in BlackSky stock instead of cash effective for the third and fourth quarters of 2023. The amounts reflected below under the column titled "Fees Paid or Earned in Cash" include the annual retainer as either cash or Class A common stock in lieu of cash.

Name	Fees Paid or Earned in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
William Porteous	90,000	150,000	240,000
Magid Abraham	90,000	150,000	240,000
David DiDomenico	90,000	150,000	240,000
Susan Gordon	90,000	150,000	240,000
Timothy Harvey	90,000	150,000	240,000
James Tolonen	90,000	150,000	240,000
_____________________

(1)Pursuant to our Amended Outside Director Compensation Policy, Mr. Porteous, Dr. Abraham, Ms. Gordon, Mr. Harvey, and Mr. Tolonen each elected to receive their retainer fees for the third and fourth quarters of 2023, valuing $45,000 in total, in shares of our Class A common stock, instead of cash, and, as a result, were each granted 19,230 restricted stock units on September 30, 2023 and 16,071 restricted stock units on December 31, 2023, all of which were 100% vested on the date of grant. Amounts in this column include the $45,000 in retainer fees received in the form of shares of our Class A common stock for each of Mr. Porteous, Dr. Abraham, Ms. Gordon, Mr. Harvey, and Mr. Tolonen. Please see “Director Compensation” and “Cash Compensation” above for information regarding our Amended Outside Director Compensation Policy.

(2)The following table lists all outstanding stock awards held by non-employee directors as of December 31, 2023:

Name	Number of Shares Underlying Outstanding Stock Awards
William Porteous	130,908
Magid Abraham	130,908
David DiDomenico	130,908
Susan Gordon	130,908
Timothy Harvey	130,908
James Tolonen	130,908

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2023.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(2)	23,462,901	$2.75	9,378,684(3)
Equity compensation plans not approved by security holders(3)	-	-	-
Total	23,462,901	$2.75	9,378,684
_____________________

(1)Restricted stock units, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)Equity compensation plans approved by our stockholders include the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP). The 2021 Plan provides that the number of shares of Class A common stock available for issuance will automatically increase on the first day of each fiscal year beginning with the fiscal 2022, in an amount equal to the least of (i) 22,504,700 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator (our Board or any of its committees) may determine. The ESPP provides that the number of shares of our Class A common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with fiscal 2022, in an amount equal to the least of (i) 4,501,000 shares, (ii) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator (our Board or any committee designated by the Board) may determine. Our Board determined not to increase the amount of the ESPP as of January 1, 2023 and as of January 1, 2024.
(3)Includes shares of our Class A common stock available for issuance as of December 31, 2023 as follows: 4,170,419 under the ESPP, which includes 167,410 subject to purchase during the current purchase period, and 5,208,265 under the 2021 Plan.
(4)Each of the 2014 Plan and the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by Legacy BlackSky prior to the business combination, and no additional awards will be granted pursuant to the 2014 Plan or the 2011 Plan. However, we assumed certain equity awards granted pursuant to each of the 2014 Plan and 2011 Plan in connection with the business combination. As of December 31, 2023, the number of securities to be issued upon exercise, or vesting, of outstanding equity awards pursuant to each of the 2014 Plan and 2011 Plan was 1,472,736 and 1,823, respectively, and the weighted-average exercise price of the outstanding options was $0.34 and $1.97, respectively.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of April 1, 2024, by:
•each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our outstanding Class A common stock;

•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of April 1, 2024. Shares subject to options that are currently exercisable or exercisable within 60 days of April 1, 2024 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages in the table below are calculated based on 146,771,374 shares of Class A common stock issued and outstanding as of April 1, 2024.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percentage
Greater than 5% Stockholders:
Entities affiliated with Mithril LP(2)	18,628,026	12.7%
Seahawk SPV Investment LLC(3)	16,364,532	11.1%
VCVC IV LLC(4)	9,951,809	6.8%
Named Executive Officers and Directors:
Brian O’Toole(5)	2,603,902	1.8%
Henry Dubois(6)	762,975	*
Christiana Lin(7)	461,569	*
Magid Abraham	129,911	*
David DiDomenico(8)	1,886,181	1.3%
Sue Gordon	146,455	*
Timothy Harvey	129,911	*
William Porteous	146,455	*
James Tolonen	146,455	*
All directors and executive officers as a group (9 persons)	6,413,814	4.3%
* Represents less than 1% of the total.
_____________________

(1)Unless otherwise noted, the business address of each of these shareholders is c/o BlackSky Technology Inc., 13241 Woodland Park Road, Suite 300, Herndon, Virginia 20171.
(2)Based on information included in the Schedule 13D filed by Mithril II LP, Mithril II GP LP (“GP II”), Mithril II UGP LLC, Mithril LP and Mithril GP LP (“GP I) on September 20, 2021, as amended on April 20, 2023. Consists of (i) 10,386,626 shares held by Mithril LP and (ii) 8,241,400 shares held by Mithril II LP. Mithril Capital Management LLC (“MCM”) is a management company that manages Mithril LP and Mithril II LP, and is appointed by GP I, the general partner of Mithril LP, and GP II, the general partner of Mithril II LP, each of which has formal control over its respective fund. Peter Thiel and Ajay Royan are the members of the investment committees of GP I and GP II. The investment committees make all investment decisions with respect to these entities and may be deemed to share voting and investment power over the securities held by Mithril LP and Mithril II LP. The address of each of the Mithril entities and Mr. Royan is c/o Mithril Capital Management, LLC, 600 Congress Ave., Suite 3100, Austin, Texas 78701. The address of Mr. Thiel is c/o Thiel Capital LLC, 9200 Sunset Boulevard, Suite 1110, West Hollywood, California 90069.
(3)Based on information included in the Schedule 13G filed by Seahawk SPV Investment LLC on September 23, 2021, Seahawk SPV Investment LLC (“Seahawk”) is the record holder of such shares. Seahawk is a direct wholly-owned subsidiary of Thales Alenia Space US Investment LLC (“TAS US”), which, in turn, is a wholly-owned subsidiary of Thales Alenia Space S.A.S (“TAS”). TAS is a joint venture whose majority owner is Thales S.A., a French public company (“Thales”). By reason of their relationships, TAS US, TAS and Thales may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of the shares held by Seahawk and may be deemed to have shared beneficial ownership of the shares held directly by Seahawk. The address of Seahawk is 2733 South Crystal Drive, Suite 1200, Arlington, Virginia 22202. The address of TAS US is 1209 Orange Street, Wilmington,

County of New Castle, Delaware 19801. The address of TAS is 100 Bd du Midi - 06150 Cannes la Bocca - France. The address of Thales is Tour Carpe Diem, 31 Place des Corolles, Esplanade Nord - 92400 Courbevoie - France.
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
(5)Consists of 2,240,725 shares of Class A common stock and 363,177 shares of Class A common stock subject to stock options exercisable within 60 days of April 1, 2024.
(6)Consists of 282,845 shares of Class A common stock and 480,130 shares of Class A common stock subject to stock options exercisable within 60 days of April 1, 2024.
(7)Consists of 170,872 shares of Class A common stock and 290,697 shares of Class A common stock subject to stock options exercisable within 60 days of April 1, 2024.
(8)Consists of 1,564,306 shares of common stock, including 1,056,660 shares of common stock held directly by Mr. DiDomenico, and 253,823 shares of common stock held by each of two trusts, for which Mr. DiDomenico is a trustee, as well as warrants exercisable for 321,875 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2022, and each currently proposed transaction, in which:

•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors (including director nominees), executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Certain Relationships and Related Person Transactions

Registration Rights Agreement

Certain of our executive officers and significant stockholders entered into a Registration Rights Agreement with us in 2021 granting them or their permitted transferees customary demand and piggyback registration rights, subject to cut-back provisions. We filed an S-1 registration statement satisfying the registration rights of those holders on October 25, 2021, which was subsequently converted to an S-3 registration statement on October 14, 2022. For a complete description of registration rights, you should refer to the Form of Amended and Restated Registration Rights Agreement filed as Exhibit 10.7 on this Form 10-K/A.

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

Concurrently with the formation of LeoStella in March 2018, BlackSky’s subsidiary, BlackSky Global LLC (“BlackSky Global”), entered into a satellite program contract with LeoStella, as amended in February 2019 and May 2020 (the “SPC”), pursuant to which Legacy BlackSky agreed to procure the design, development, manufacture, testing and assembly of a certain number of Gen-2 satellites from LeoStella, with options to purchase additional Gen-2 satellites, additional support services, ground station support equipment, and/or procurement items as and when needed. For a complete description of the SPC, you should refer to the Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC, filed as Exhibit 10.14 on this Form 10-K/A; Amendment No. 1 to the Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC, filed as Exhibit 10.15 on this Form 10-K/A; and Amendment No. 2 to the Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC, filed as Exhibit 10.16 on this Form 10-K/A.

In October 2019, Legacy BlackSky entered into a side letter agreement with LeoStella and Seahawk, pursuant to which the parties agreed to reduce BlackSky Global’s commitment to purchase satellites under the SPC, provided that specified third parties could purchase the satellites from LeoStella that BlackSky elected not to purchase, and in exchange, Legacy BlackSky and BlackSky Global agreed to remit at least $2.0 million a month to LeoStella for the payment of amounts due under the SPC, subject to certain acceleration payments. The parties subsequently amended the side letter agreement to modify the payment schedule in July 2020 and February 2021. For the years ended December 31, 2023 and 2022, BlackSky remitted approximately $312 thousand and $11.2 million, respectively, to LeoStella under the SPC. From January 1, 2024 through April 19, 2024, BlackSky remitted approximately $4 thousand to LeoStella under the SPC.

In February 2021, BlackSky Global entered into a vendor services agreement (“VSA”) with LeoStella pursuant to which LeoStella will, among other services, manufacture and supply Gen-3 satellites for BlackSky Global. In connection with the execution of the VSA, the parties also entered into a technology license agreement pursuant to which BlackSky Global granted LeoStella rights to certain aspects of its Gen-3 satellite technology. The number of Gen-3 satellites that BlackSky Global is committed to order under the VSA is contingent upon certain criteria. LeoStella provides services under the VSA pursuant to work orders that are entered into between the parties from time to time. BlackSky Global expects to enter into further work orders for the manufacture of future Gen-3 satellites, the terms of which have not been finalized. Work orders executed to date have included design review services; time and materials necessary to construct Gen-3 satellites for third-party customers; time and materials for a study; several authorizations to order certain long-lead parts and/or time-sensitive parts and labor; and development, integration, building, testing, and shipment of Gen-3 satellites. For the years ended December 31, 2023 and 2022, BlackSky Global remitted approximately $23.6 million and $16.8 million, respectively, to LeoStella under the VSA. From January 1, 2024 through April 19, 2024, BlackSky remitted approximately $13.2 million to LeoStella under the VSA.

Thales Related Operational Agreements

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

On December 5, 2023, BlackSky Global and Thales Alenia Space Italia S.p.A entered into an agreement under which BlackSky Global agreed to purchase two telescopes for certain of its Gen-3 satellites for a total purchase price of $4,500,000.

Intelsat Facility

On October 31, 2019, Legacy BlackSky and its Subsidiaries entered into a secured loan facility, as amended by a First Amendment, dated September 9, 2021, and a Second Amendment, dated May 9, 2023, (the “Intelsat Facility”), with Seahawk and Intelsat Jackson Holdings S.A. (“Intelsat”), as lenders, and Intelsat, as agent for the lenders. The Intelsat Facility provides for a secured term loan of up to approximately $68.5 million (including approximately $18.5 million of existing principal and accrued interest owed under a Loan and Security Agreement, dated October 19, 2017, as amended, with Seahawk, which was amended and rolled into the Intelsat Facility) and an uncommitted incremental secured term loan facility of up to approximately $41.6 million. The allowance for a $25.0 million commercial credit facility with a commercial lender is counted against such incremental capacity. The Intelsat Facility is secured by substantially all of our assets and subsidiaries. The Intelsat Facility accrues interest at 4% per annum until October 31, 2022 (which interest is paid in kind), 9% per annum from November 1, 2022 to May 9, 2023, and 12% per annum from May 9, 2023 to the maturity date of October 31, 2026, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis. The Second Amendment, dated May 9, 2023, rolled the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date. In connection with entering into the Intelsat Facility, Legacy BlackSky amended and restated the Series C Omnibus Agreement, as further described below. In addition, warrants to purchase 20,251,504 shares of Legacy BlackSky Class A common stock and 18,709,116 shares of Legacy BlackSky Class A common stock were issued to Intelsat and Seahawk, respectively. On the date of the closing of the merger, the warrants converted into warrants (i) to purchase shares of our Class A common stock, in each case in an amount equal to the product of the number of shares of Legacy BlackSky Class A common stock into which each such warrant is exercisable as of immediately prior to the merger closing, multiplied by the applicable exchange ratio and (ii) with an exercise price per share of our Class A common stock equal to the quotient of the exercise price of such warrant divided by the applicable exchange ratio. For a complete description of the Intelsat Facility, you should refer to the Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries, filed as Exhibit 10.13 on this Form 10-K/A; the First Amendment, Consent and Joinder to the Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, filed as Exhibit 10.17 on this Form 10-K/A; and the Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 9, 2023, by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, filed as Exhibit 10.18 to this Form 10-K/A.

As of March 31, 2024, the outstanding principal balance of the Intelsat Facility was approximately $84.6 million and accrued interest was approximately $4.29 million. From January 1, 2022 through March 31, 2024, BlackSky paid no principal under the Intelsat Facility. From January 1, 2022 through March 31, 2024, BlackSky paid approximately $989 thousand in interest under the Intelsat Facility.

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

Certain Relationships and Related Person Transactions—Osprey

In June 2018, Osprey Sponsor II, LLC (the “Sponsor”) purchased 125,000 shares (the “Founder Shares”) of Osprey’s Class B common stock for an aggregate price of $25,000. In September 2018, Osprey effectuated a 69-for-1 forward stock split of its Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. As adjusted for the 1.1 for 1 stock dividend in October 2019 (see below), such amounts totaled 9,487,500 Founder Shares outstanding, of which 1,237,500 shares were subject to forfeiture. In April 2019, the Sponsor contributed back to Osprey, for no consideration, 1,581,250 Founder Shares (as adjusted for the 1.1 for 1 stock dividend in October 2019), resulting in an aggregate of 7,187,500 Founder Shares outstanding, of which an aggregate of up to 937,500 shares were subject to forfeiture. In October 2019, Osprey effected a 1.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 7,906,250 Founder Shares outstanding, of which an aggregate of up to 1,031,250 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, approximately 20% of Osprey’s issued and outstanding shares after the initial public offering. The Founder Shares automatically converted into our Class A common stock upon the consummation of the merger on a one-for-one basis, subject to adjustments. In connection with the underwriters’ exercise of the over-allotment option in full, 1,031,250 Founder Shares are no longer subject to forfeiture.

Pursuant to the Sponsor Support Agreement entered into among Legacy BlackSky, Osprey and the Sponsor, the Sponsor, solely in its capacity as a stockholder of Osprey, agreed, subject to certain limited exceptions, not to transfer, assign or sell 50% of the Founder Shares of Osprey’s Class B common stock that it purchased (and shares of our Class A common stock issued upon conversion) for seven years, or until their earlier release in two tranches (each equal to approximately one-half of the restricted Founder Shares held by the Sponsor) in the event our Class A common stock reaches a trading price of $15.00 and $17.50, respectively, for 10 of any 20 consecutive trading days after the date of the closing of the merger. The release of the transfer restrictions will be automatically accelerated if we complete a change in control transaction that results in a trading price or consideration payable with respect to a share of our Class A common stock exceeding $10.00, as equitably adjusted for any stock split, reverse stock split, cash dividend, stock dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction. Additionally, pursuant to the Sponsor Support Agreement, the Sponsor has agreed, with respect to certain warrants, to not exercise any such warrants unless and until our Class A common stock reaches a trading price of $20.00 per share, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte

The following table presents fees for professional audit services and other services rendered to us by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$1,496,169	$1,526,961
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees(2)	7,391	7,391
Total Fees	$1,503,560	$1,534,352
_____________________

* Certain fee amounts related to consents and comfort letters in the prior year annual report on Form 10-K/A have been recategorized to “audit” from “audit-related” within the above table to conform to the current year presentation.

(1)“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, including services related to registration statements.
(2)“All Other Fees” consist of fees to access Deloitte’s Accounting Research Tool.

Auditor Independence

In 2023, there were no other professional services provided by Deloitte, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Deloitte for our fiscal year ended December 31, 2023 were pre-approved by our audit committee.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1.Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.
2.Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39113	3.1	September 15, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	S-3	333-267889	4.1	October 14, 2022
4.2	Form of Indenture	S-3	333-267889	4.3	October 14, 2022
4.3	Specimen Warrant Certificate	S-1	333-234180	4.3	October 11, 2019
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities	10-K	001-39113	4.5	March 23, 2023
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.2+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.3+	BlackSky Technology Inc. Outside Director Compensation Policy	8-K	001-39113	10.13	September 15, 2021
10.4+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.5	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.6	Sponsor Support Agreement, dated as of February 17, 2021 by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K/A	001-39113	10.3	February 22, 2021
10.7	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.8	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.9+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.10+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.11+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.12+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.13	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 25, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.14	Satellite Program Contract, dated March 12, 2018, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.18	June 25, 2021
10.15	Amendment No. 1 to Satellite Program Contract, dated February 20, 2019, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.19	June 25, 2021
10.16	Amendment No. 2 to Satellite Program Contract, dated May 27, 2020, by and between LeoStella LLC and BlackSky Global LLC	S-4/A	333-256103	10.20	June 25, 2021
10.17	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC.	8-K	001-39113	10.5	September 15, 2021
10.18	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 9, 2023 by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	10-Q	001-39113	10.3	May 10, 2023
10.19	BlackSky HQ Lease Agreement, dated February 28, 2019, by and between Northridge Office Building LLC and Spaceflight Industries, Inc.	S-1	333-260458	10.25	October 25, 2021
10.20	BlackSky HQ Lease Agreement, dated November 20, 2023, by and between 2411 Dulles Corner Metro Owner LLC and BlackSky Holdings, Inc.	10-K	001-39113	10.20	March 20, 2024
10.21+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of participation agreement attached as appendix A.	8-K	001-39113	10.6	August 18, 2021
10.22+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.23+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.24+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.25+	BlackSky Holdings, Inc. 2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.26+	Spaceflight, Inc. Amended and Restated 2011 Equity Incentive Plan Assumed by Spaceflight Industries and forms of agreements thereunder	S-8	333-261778	4.9	December 20, 2021
10.27+	Form of Restricted Stock Award Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.28+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.29+	Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.30†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.31	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022
10.32	Form of Registration Rights Agreement, dated as of March 6, 2023 by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.33†**	Production Work Order 003, dated November 13, 2023, by and between BlackSky Global LLC and LeoStella LLC	10-K	001-39113	10.33	March 20, 2024

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.34†**	Subordinated Loan and Security Agreement, dated November 3, 2023, by and between BlackSky Technology Inc. and the subsidiaries named therein and Rocket Lab USA, Inc.	10-K	001-39113	10.34	March 20, 2024
10.35**	Loan and Security Agreement, dated as of April 11, 2024, by and among BlackSky Technology Inc., BlackSky Holdings, Inc., BlackSky Geospatial Solutions, Inc., BlackSky Global LLC, SFI IP Holdco LLC, BlackSky International, Building 5 LLC and Stifel Bank	8-K	001-39113	10.1	April 15, 2024
21.1	List of Subsidiaries	10-K	001-39113	21.1	March 20, 2024
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.	10-K	001-39113	23.1	March 20, 2024
24.1	Power of Attorney (included in signature pages hereto)	10-K	001-39113	24.1	March 20, 2024
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.1	March 20, 2024
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.2	March 20, 2024
31.3	Certification of the Company's Chief Executive Officer, Brian O'Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company's Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	32.1	March 20, 2024
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	10-K	001-39113	32.2	March 20, 2024
97.1	Compensation Recovery Policy	10-K	001-39113	97.1	March 20, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

BlackSky Technology Inc.

Date:	April 19, 2024	By:	/s/ Brian O'Toole
Brian O’Toole
President and Chief Executive Officer