Form 10-Q
period 2024-03-31
BlackSky Technology Inc.
filed 2024-05-09
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, there were 146,830,442 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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
• our ability to optimize our cash spend to meet short- and long-term operational needs;
• the volatility of the trading price of our common stock;
• the performance of our Blacksky Spectra platform;
• our plans and expectations for our next generation satellites (“Gen-3”);
• the impact of local, regional, national and international economic conditions and events; and
• other factors including but not limited to those detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed by us with the Securities and Exchange Commission (the “SEC”).

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14,965	$32,815
Restricted cash	413	619
Short-term investments	20,428	19,697
Accounts receivable, net of allowance of $252 and $151, respectively	5,582	7,071
Prepaid expenses and other current assets	3,836	3,916
Contract assets	24,134	15,213
Total current assets	69,358	79,331
Property and equipment - net	59,883	67,116
Operating lease right of use assets - net	4,517	1,630
Goodwill	9,393	9,393
Intangible assets - net	1,216	1,357
Satellite procurement work in process	62,106	55,976
Other assets	3,640	9,263
Total assets	$210,113	$224,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$13,078	$11,573
Amounts payable to equity method investees	164	10,843
Contract liabilities - current	2,157	3,670
Debt - current portion	304	—
Other current liabilities	1,560	1,405
Total current liabilities	17,263	27,491
Operating lease liabilities	6,997	3,041
Derivative liabilities	15,404	15,149
Long-term debt	84,695	83,502
Other liabilities	4,041	1,724
Total liabilities	128,400	130,907
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 146,821 and 145,232 shares; outstanding, 144,434 shares and 142,837 shares as of March 31, 2024 and December 31, 2023, respectively.	14	14
Additional paid-in capital	696,479	692,115
Accumulated deficit	(614,780)	(598,970)
Total stockholders’ equity	81,713	93,159
Total liabilities and stockholders’ equity	$210,113	$224,066

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Imagery & software analytical services	$17,833	$15,760
Professional & engineering services	6,403	2,637
Total revenue	24,236	18,397
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,445	3,699
Professional & engineering service costs, excluding depreciation and amortization	3,588	2,779
Selling, general and administrative	18,816	18,949
Research and development	456	216
Depreciation and amortization	11,184	9,655
Operating loss	(13,253)	(16,901)
(Loss) gain on derivatives	(254)	1,531
Income on equity method investment	—	529
Interest income	400	435
Interest expense	(2,634)	(1,853)
Other income (expense), net	1	(943)
Loss before income taxes	(15,740)	(17,202)
Income tax expense	(70)	(113)
Net loss	(15,810)	(17,315)
Other comprehensive income	—	—
Total comprehensive loss	$(15,810)	$(17,315)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.11)	$(0.14)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	142,837	$14	$692,115	$(598,970)	$93,159
Stock-based compensation	—	—	3,488	—	3,488
Issuance of common stock upon exercise of stock options	70	—	1	—	1
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	854	—	—	—	—
Issuance of common stock, net of equity issuance costs	953	—	1,294	—	1,294
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(288)	—	(419)	—	(419)
Net loss	—	—	—	(15,810)	(15,810)
Balance as of March 31, 2024	144,434	$14	$696,479	$(614,780)	$81,713

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	119,508	$12	$666,973	$(545,111)	$121,874
Stock-based compensation	—	—	3,214	—	3,214
Issuance of common stock upon exercise of stock options	129	—	3	—	3
Issuance of common stock upon vesting of restricted stock awards	11	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	787	—	—	—	—
Issuance of common stock, net of equity issuance costs	16,404	2	11,127	—	11,129
Net loss	—	—	—	(17,315)	(17,315)
Balance as of March 31, 2023	136,839	$14	$681,317	$(562,426)	$118,905

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,810)	$(17,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,184	9,655
Operating lease right of use assets amortization	191	446
Bad debt expense	100	—
Stock-based compensation expense	3,363	3,012
Amortization of debt issuance costs and non-cash interest expense	2,121	113
Loss (gain) on derivatives	254	(1,531)
Non-cash interest income	(267)	(156)
Income on equity method investment	—	(529)
Gain on disposal of property and equipment	—	(22)
Changes in operating assets and liabilities:
Accounts receivable	1,388	(5,947)
Contract assets - current and long-term	(3,328)	(591)
Prepaid expenses and other current assets	(195)	462
Other assets	344	(8)
Accounts payable and accrued liabilities	(2,354)	(2,966)
Other current liabilities	447	1,732
Contract liabilities - current and long-term	(1,239)	(2,951)
Other liabilities	(9)	(6)
Net cash used in operating activities	(3,810)	(16,602)
Cash flows from investing activities:
Purchase of property and equipment	(3,297)	(2,874)
Satellite procurement work in process	(11,347)	(12,926)
Purchases of short-term investments	(9,464)	(11,792)
Proceeds from maturities of short-term investments	9,000	38,110
Net cash (used in) provided by investing activities	(15,108)	10,518
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	1,298	29,432
Proceeds from options exercised	1	3
Withholding tax payments on vesting of restricted stock units	(419)	—
Payments for deferred financing costs	(18)	—
Payments for deferred offering costs	—	(552)
Payments of transaction costs related to derivative liabilities	—	(16)
Net cash provided by financing activities	862	28,867
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,056)	22,783
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016
Cash, cash equivalents, and restricted cash – end of period	$15,378	$59,799
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2024	2023

Cash and cash equivalents	$14,965	$56,964
Restricted cash	413	2,835
Total cash, cash equivalents, and restricted cash	$15,378	$59,799

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash financing and investing information:
Property and equipment additions accrued but not yet paid	$3,506	$4,130
Vendor financed satellite procurement costs	1,500	—
Credits from LeoStella applied to satellite procurement costs	966	—
Leasehold improvements funded by tenant improvement allowance	586	—
Accretion of short-term investments' discounts and premiums	267	156
Capitalized stock-based compensation	125	202
Deferred financing costs accrued but not yet paid	97	—
Equity issuance costs accrued but not yet paid	17	588
Transaction costs related to derivative liabilities accrued but not yet paid	—	888
Capitalized interest for property and equipment placed into service	—	220
Satellite procurement costs included in settlement with LeoStella	—	36
Deferred offering costs accrued but not yet paid	—	31
Proceeds from sale of property and equipment accrued but not yet received	—	24
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024

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
The Company's equity issuances during the three months ended March 31, 2024 were in the form of an at-the-market (“ATM”) offering whereby 953 thousand shares were sold at an average purchase price per share of $1.43, resulting in gross proceeds of $1.4 million. The transaction costs of $79 thousand for the equity issuances incurred during the three months ended March 31, 2024, consisting of legal fees and placement agent fees, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and consolidated balance sheets, and as a reduction to the proceeds from the transaction in the consolidated statements of cash flows.
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In addition, the unaudited condensed consolidated financial statements include the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investments, with recorded losses limited to the carrying value of the Company’s investments. All intercompany transactions and balances have been eliminated upon consolidation.
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
As of March 31, 2024 and December 31, 2023, the Company’s short-term investments had a carrying value of $20.4 million and $19.7 million, respectively, which represents amortized cost, and an aggregate fair value of $20.4 million and $19.7 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.
Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting and are included in investment in equity method investees on the Company's unaudited condensed consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership voting interest in the investee or retains a voting seat on the investee's board of directors. In evaluating whether the Company has significant influence, the Company considers the nature of its ownership interest in the investee, as well as other factors that may give the Company the ability to exercise significant influence over the investee's operating and capital financial policies. Under this method of accounting, the Company's share of the net earnings or losses of the investee are included in the Company's unaudited condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any percentage of LeoStella's estimated net loss during the three months ended March 31, 2024 since our investment in LeoStella was $0 as of December 31, 2023. As of March 31, 2024, the Company accounts for its LeoStella joint venture as its only equity method investment. The investment in LeoStella is not significant to the financial statements.
Intra-entity profits arising from the sale of assets from the equity method investments to the Company are eliminated and deferred if those assets are still held by the Company at the end of the reporting period. The intra-entity profits will be recognized as the assets are consumed. As of March 31, 2024 and December 31, 2023, the Company had differences between the carrying value of its equity method investment and the underlying equity in the net assets of the investee of $0.3 million and $1.2 million, respectively.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of March 31, 2024.

Imagery & Software Analytical Services Revenue
Imagery
Imagery services include imagery delivered from the Company’s proprietary satellite constellation and Spectra software platform and in limited cases directly uploaded to certain customers. Customers can directly task the Company's proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. The Company offers customers several service level subscription options that include on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery revenue is recognized ratably over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or analytics at the discretion of the customer.
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
The Company's analytics services are also offered on a similar subscription basis and provide customers with access to the Company's site monitoring, event monitoring and global data services. Analogous with the recognition of revenue for imagery, software analytical services revenue is recognized ratably over the subscription period.

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
For firm fixed price professional and engineering service contracts, the Company recognizes revenue over time using the cost-to-complete method to measure progress to complete the performance obligation, ("Estimate at Completion" or "EAC"). A performance obligation's EAC includes all direct costs such as labor, fringe, materials, subcontract costs and overhead. Significant judgment is used to estimate total costs at completion on a contract by contract basis including, but not limited to, labor productivity, program schedule, technical risk analysis, complexity, scope of the work to be performed and other identified risks. Due to the continuous nature of the work, as well as when a change in circumstances warrants a modification, the EAC is reviewed and may result in cumulative changes to the contract profit. The Company recognizes changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis in the period in which the change is identified. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, the Company recognizes the total loss as and when known. The following table presents the effect of aggregate net EAC adjustments on the Company's professional and engineering services contracts:

	Three Months Ended March 31,
	2024	2023(1)
	(in thousands)
Revenue	$(261)	$(355)
Basic and diluted net loss per share	$0.00	$0.00
(1) For the three months ended March 31, 2023, the amounts represent the effect of aggregate net EAC adjustments on two professional and engineering service contracts
For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

Imagery and Software Analytical Service and Professional and Engineering Service Costs
Imagery and software analytical service costs primarily include internal labor to support the ground station network and space operations, third-party data and imagery, and cloud computing and hosting services. The Company recognizes stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs it provides to customers, under imagery and software analytical service costs, excluding depreciation and amortization. For those employees who provide these services to support customer-based programs, the stock-based compensation expense is classified under imagery and software analytical services costs.

Professional and engineering service costs primarily include the cost of internal labor for design and engineering in support of long-term development contracts for satellites and payload systems, as well as subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. In addition, the Company also recognizes internal labor costs and external subcontract labor costs for its customer-centric software service solutions. The Company recognizes stock-based compensation expense for those employees who provide professional and engineering services support to customers, under professional and engineering service costs, excluding depreciation and amortization.

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2024. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in (loss) gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards ("RSAs") and grants restricted stock units ("RSUs") to certain employees, for which the grant date fair value is equal to the fair value of the Class A common stock on the date of grant. In order to determine the fair value of its Class A common stock on the date of grant prior to the Merger, the Company historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were a separate award. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employees’ cash compensation. As of March 31, 2024, 73 thousand RSUs with performance vesting conditions were outstanding and the associated remaining expense of $0.1 million will be recognized through September 30, 2025.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant any options during the three months ended March 31, 2024. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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

Expected Term. For options granted in 2021 through 2023, since there was not a history of option exercises as a public company, the Company considered the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. BlackSky Holdings, Inc. ("Legacy Blacksky") was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
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

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Issued But Not Yet Adopted
On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.
On December 14, 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

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

The following table disaggregates revenue by type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Imagery	$15,895	$12,912
Data, software, and analytics	1,938	2,848
Professional services	4,087	2,628
Engineering services	2,316	9
Total revenue	$24,236	$18,397
The approximate revenue based on geographic location of end customers is as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
North America	$15,192	$14,019
Middle East	2,494	1,525
Asia Pacific	6,248	2,625
Other	302	228
Total revenue	$24,236	$18,397
Revenue from categories of end customers for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
U.S. federal government and agencies	$14,757	$13,670
International governments	9,019	4,383
Commercial and other	460	344
Total revenue	$24,236	$18,397

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of March 31, 2024, the Company had $244.8 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $44.5 million, $37.9 million, and $162.4 million in the nine months ended December 31, 2024, fiscal year 2025, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Contract assets - current:
Unbilled revenue	$24,134	$15,213
Total contract assets - current	$24,134	$15,213

Contract assets - long-term:
Unbilled revenue - long-term	$2,607	$8,150
Contract assets - long-term	560	610
Total contract assets - long-term(1)	$3,167	$8,760

Contract liabilities - current:
Deferred revenue - current	$2,157	$3,670
Total contract liabilities - current	$2,157	$3,670

Contract liabilities - long-term:
Other contract liabilities - long-term	$443	$169
Total contract liabilities - long-term	$443	$169
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
Changes in short-term and long-term contract assets and contract liabilities for the three months ended March 31, 2024 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2024	$23,973	$3,839
Billings or revenue recognized that was included in the beginning balance	(3,356)	(2,897)
Changes in contract assets or contract liabilities, net of reclassification to receivables	6,930	1,319
Cumulative catch-up adjustment arising from changes in estimates to complete	(196)	65
Changes in costs to fulfill and amortization of commission costs	(50)	—
Changes in contract commission costs	—	274
Balance as of March 31, 2024	$27,301	$2,600

6. Property and Equipment - net
The following summarizes property and equipment - net as of:

	March 31,	December 31,
	2024	2023
	(in thousands)
Satellites	$116,219	$125,124
Software	22,707	20,384
Software development in process	3,362	2,673
Computer equipment	1,804	1,642
Office furniture and fixtures	4,674	4,039
Other equipment	813	811
Site equipment	2,557	2,557
Total	152,136	157,230
Less: accumulated depreciation	(92,253)	(90,114)
Property and equipment — net	$59,883	$67,116

7. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	March 31,	December 31,
	2024	2023
	(in thousands)
Current portion of long-term debt	$375	$—
Non-current portion of long-term debt	85,703	84,578
Total long-term debt	86,078	84,578
Unamortized debt issuance costs	(1,079)	(1,076)
Outstanding balance	$84,999	$83,502

	Effective Interest Rate	March 31,	December 31,
Name of Loan		2024	2023
		(in thousands)
Loans from Related Parties	12.23% - 12.57%	$84,578	$84,578
Satellite Procurement Vendor Financing	12.74%	1,500	—
Total		$86,078	$84,578
Satellite Procurement Vendor Financing
The Company entered into a vendor financing agreement for multiple launches providing for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty.
Commercial Bank Line
On April 11, 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. The commercial bank line provides that $10.0 million of the commitments were immediately available for borrowing, and the remaining $10.0 million of commitments are available at any time after June 28, 2024. The commercial bank line matures on June 30, 2026.
The commercial bank line accrues interest at a rate equal to the greater of (A) the prime rate or (B) 6%. Interest on the loan is payable quarterly in arrears. The Company is required to pay an unused line fee of 0.25% per annum, payable quarterly in arrears. The Company may borrow, prepay and re-borrow revolving loans, without premium or penalty. The principal amount of outstanding loans, together with accrued and unpaid interest, is due on the loan maturity date. The Company is also obligated to pay a fee to the lender upon the occurrence of certain change of control events or the refinancing, repayment, or termination of the commercial bank line, along with other customary fees for a loan facility of this size and type.
The Company’s obligations under the commercial bank line are secured by substantially all of the Company’s assets, including intellectual property. Pursuant to a subordination arrangement, the security interest granted to Stifel Bank is senior to the security interest the Company granted to Intelsat Jackson Holdings SA pursuant to that certain Amended and Restated Loan and Security Agreement, dated as of October 31, 2019, as amended.
The commercial bank line contains customary affirmative and negative covenants, including covenants limiting the Company's ability to, among other things, incur debt, grant liens, pay dividends and distributions on its capital stock, make investments and acquisitions, and make capital expenditures, in each case subject to customary exceptions for a loan facility of this size and type. The commercial bank line also contains financial covenants requiring compliance with a minimum revenue covenant, measured at the end of each fiscal quarter, and maintenance, at all times, of unrestricted cash and cash equivalents with Stifel Bank or in controlled accounts in an aggregate amount at least equal to the outstanding obligations under the commercial bank line. If the Company fails to meet the minimum cash covenant, the commercial bank line provides the Company with the ability to cure the breach with the deposit of proceeds from the issuance of capital stock or subordinated debt.
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $91.0 million and $78.7 million as of March 31, 2024 and December 31, 2023, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

8. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 13). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of March 31, 2024 and December 31, 2023.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at March 31, 2024:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	(Loss) Gain in Value for the Three Months Ended March 31, 2024	Fair Value as of March 31, 2024
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$(406)	$1,202
Private Placement Warrants - Issued October 2019	4,163	11.50	18.00	9/9/2026	Liability	—	416
Private Placement Warrants - Issued October 2019	4,163	20.00	18.00	9/9/2026	Liability	—	167
Private Placement Warrants - Issued March 2023	16,404	2.20	N/A	9/8/2028	Liability	164	12,303
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

9. Other Income (Expense)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Transaction costs associated with debt and equity financings	$—	$(905)
Other	1	(38)
	$1	$(943)

10. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands except per share information)
Net loss available to common stockholders	$(15,810)	$(17,315)

Basic and diluted net loss per share	$(0.11)	$(0.14)

Shares used in the computation of basic and diluted net loss per share	143,228	124,144

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Restricted Class A common stock	15	46
Class A common stock warrants	1,770	1,770
Stock options	7,132	8,163
Restricted stock units	15,444	7,050
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	24,729
Sponsor Shares	2,372	2,372

11. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$66	$93
Professional & engineering service costs, excluding depreciation and amortization	149	182
Selling, general and administrative	3,148	2,737
Total stock-based compensation expense	$3,363	$3,012
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively. These amounts are included in property, plant, and equipment - net in the unaudited condensed consolidated balance sheets.

12. Related Party Transactions
A summary of the Company’s related party transactions during the three months ended March 31, 2024 and 2023 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Three Months Ended March 31,		March 31,	December 31,
	Nature of Relationship		2024	2023	2024	2023
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$11,893	$5,519	$164	$10,843
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	125	83	42	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	750	3,464	—	750
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	—	—	22,793	22,793
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	—	—	61,785	61,785
The Company recorded revenue from related parties of $2.0 million and $0 for the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from related parties was $0 as of March 31, 2024 and December 31, 2023.
Interest on the term loan facility is accrued and is due semi-annually. The Company did not make any interest payments during the three months ended March 31, 2024 or 2023. As of March 31, 2024, the Company had interest due to related parties of $4.3 million, of which $0.9 million is to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $3.4 million is paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2023, the Company had interest due to related parties of $1.7 million, of which $0.3 million was included in other current liabilities and $1.4 million was included in other liabilities.

13. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

March 31, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,202	$—	$—
Private Placement Warrants - Issued October 2019	—	—	583
Private Placement Warrants - Issued March 2023	—	—	12,303
Sponsor Shares	—	—	1,316
	$1,202	$—	$14,202

December 31, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$795	$—	$—
Private Placement Warrants - Issued October 2019	—	—	583
Private Placement Warrants - Issued March 2023	—	—	12,467
Sponsor Shares	—	—	1,304
	$795	$—	$14,354
The carrying values of the following financial instruments approximated their fair values as of March 31, 2024 and December 31, 2023 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2024 or 2023.
Changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2023 of $15.4 million included the Sponsor Shares, the October 2019 Private Placement Warrants, and the March 2023 Private Placement Warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Loss (gain) from changes in fair value	12	—	(164)
Balance as of March 31, 2024	$1,316	$583	$12,303

14. Commitments and Contingencies

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
On May 7, 2024, a putative class action lawsuit relating to the Merger of Legacy BlackSky on September 9, 2021 with a wholly owned subsidiary of Osprey was filed. The lawsuit is captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserts breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and Brian O’Toole. The Drulias complaint seeks, among other things, damages and attorneys’ fees and costs. The terms of the Merger required the Company to indemnify the directors of Osprey. The Company is still in the process of evaluating the merits of the complaint and potential outcomes.
On May 8, 2024, a putative class action lawsuit relating to the Merger was filed in the Delaware Court of Chancery. The lawsuit is captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserts breach of fiduciary duty against the former directors of the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against Blacksky Holdings, Inc., O’Toole and Brian Daum; and unjust enrichment claims against the Sponsor and Jonathan Cohen. The Cheriyala complaint seeks, among other things, damages and attorneys’ fees and costs. The Company is still in the process of evaluating the merits of the Cheriyala complaint and potential outcomes.
Though the Company is not named in either suit, it expects to have certain indemnification requirements of directors, officers and former directors and officers.

Compliance with Debt Covenants
As of March 31, 2024, all debt instruments contain customary covenants and events of default. The Company was in compliance with all financial and non-financial covenants as of March 31, 2024.
Other Commitments
During 2023, the Company entered into a new operating lease for office space with a commencement date in January 2024 and an expiration date in August 2036. The Company recognized an operating lease right-of-use asset and a long-term operating lease liability of $3.7 million in its unaudited condensed consolidated balance sheets during the three months ended March 31, 2024.

15. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with commercial customers. Accounts receivable related to U.S. federal government and agencies was $5.0 million and $6.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue and/or accounts receivable:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		As of March 31, 2024	As of December 31, 2023
	2024	2023
	(in thousands)
U.S. federal government and agencies	61%	74%	85%	83%
Customer B	16%	14%	*	*
Customer C	10%	*	*	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of March 31, 2024 and 2023, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

16. Subsequent Events
The Company evaluated subsequent events through May 8, 2024 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements, other than those previously disclosed in Notes 7 and 14 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky,” “the Company,” “we,” “us” and “our” refer to the business and operations of BlackSky Holdings, Inc. (“Legacy BlackSky”) and its consolidated subsidiaries prior to the completion of its merger on September 9, 2021 with a wholly owned subsidiary of Osprey Technology Acquisition Corp (the “Merger”) and of BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

Company Overview
We own and operate one of the industry's leading high-performance low earth orbit small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. The orbital configuration of our constellation is designed to collect data on the most critical and strategic locations in the world. Our constellation is able to image certain locations approximately every 90 minutes, from dawn to dusk, providing our customers with insights and situational awareness throughout the day. Our satellites are designed with agile pointing capabilities that enable our customers to task our constellation on demand to collect specific locations of interest. The constellation is optimized for agility and capacity and delivers high revisit imaging and analytic products without a dependency on an individual satellite. This approach enables us to strategically deploy capacity to meet customer needs and tailor the capability over time to meet market demand. Our tasking methodology employs proprietary artificial intelligence (“AI”)-enabled software to efficiently collect images of the most important strategic and economic assets and areas of interest to our customers. We believe that our focus on critical strategic and economic infrastructure and the AI-enabled tasking of our constellation differentiates us from many of our competitors, who are primarily dedicated to mapping the entirety of the Earth on a routine basis. Our differentiated approach to space enables us to deliver highly targeted and valuable intelligence with a smaller constellation fleet that has the added benefit of greater operating and capital efficiencies.
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
•Imagery and Software Analytical Services Revenue
◦Imagery: We offer our customers high-revisit, on-demand high resolution electro optical satellite imaging services. Through our BlackSky Spectra software platform, customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include basic plans for access to capacity subscriptions for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis.
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

We expect continued revenue growth in our offerings year over year as a result of increases in our sales orders with new customers and incremental sales orders driven by stronger customer demand with existing customers.
•Professional and Engineering Services Revenue—We develop and deliver advanced satellites and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often sold with imagery service subscriptions. We retain rights to intellectual property for developed technology of certain systems.
We also provide technology enabled professional service solutions, which are highly-interrelated, to support customer-specific feature requests and to support the integration, testing, and training of our imagery and software analytical services into the customer's organizational processes and workflows. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical service costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
•Professional and engineering service costs primarily include the cost of internal labor for design and engineering in support of long-term development contracts for customer satellites and payload systems as well as subcontract direct materials and external labor costs to build and test specific components, such as the communications system, payload demands, and sensor integration. In addition, we recognize internal labor costs and external subcontract labor costs for our customer-centric software service solutions. We also recognize stock-based compensation expense for those employees who provide professional and engineering services support to customers, under professional and engineering service costs, excluding depreciation and amortization.
Operating Expenses
Our operating expenses are incurred from the following categories:
•Selling, general, and administrative expense consists of salaries and benefit costs, development costs, professional fees, and other expenses which include other personnel-related costs, stock-based compensation expenses for those employees who generally support our business and operations, and occupancy costs. Our development costs include internal labor costs to design and plan critical real-time software and geospatial analytic solutions and solution enhancements, including mapping, analysis, site target monitoring, and news feeds.
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
•Depreciation expense is related to property and equipment, which mainly consist of operational satellites. Amortization expense is related to intangible assets, which mainly consist of customer relationships.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table provides the components of results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$17,833	$15,760	$2,073	13.2%
Professional & engineering services	6,403	2,637	3,766	142.8%
Total revenue	24,236	18,397	5,839	31.7%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,445	3,699	(254)	(6.9)%
Professional & engineering service costs, excluding depreciation and amortization	3,588	2,779	809	29.1%
Selling, general and administrative	18,816	18,949	(133)	(0.7)%
Research and development	456	216	240	111.1%
Depreciation and amortization	11,184	9,655	1,529	15.8%
Operating loss	(13,253)	(16,901)	3,648	21.6%
(Loss) gain on derivatives	(254)	1,531	(1,785)	(116.6)%
Income on equity method investment	—	529	(529)	(100.0)%
Interest income	400	435	(35)	(8.0)%
Interest expense	(2,634)	(1,853)	(781)	(42.1)%
Other income (expense), net	1	(943)	944	100.1%
Loss before income taxes	(15,740)	(17,202)	1,462	8.5%
Income tax expense	(70)	(113)	43	38.1%
Net loss	$(15,810)	$(17,315)	$1,505	8.7%

Revenue

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$17,833	$15,760	$2,073	13.2%
% of total revenue	73.6%	85.7%

Professional & engineering services revenue	6,403	2,637	3,766	142.8%
% of total revenue	26.4%	14.3%

Total revenue	$24,236	$18,397	$5,839	31.7%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily driven by incremental imagery and analytics subscription orders and renewals from existing customers.
Professional and Engineering Services Revenue
Professional and engineering services revenue increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to two new significant engineering contracts that began after the comparable prior period. In addition, revenue increased for certain firm-fixed price existing contracts as the measure of progress increased over the comparable prior period. For the impacts of changes in estimates on our contracts, see Note 2—"Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Costs and Expenses

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,445	$3,699	$(254)	(6.9)%
Professional & engineering service costs, excluding depreciation and amortization	3,588	2,779	809	29.1%
Total costs	$7,033	$6,478	$555	8.6%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, decreased slightly for the three months ended March 31, 2024 as compared to the same period in 2023.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, increased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to satellite procurement work under a firm-fixed price contract that began in the fourth quarter of 2023. In addition, labor costs increased the measure of progress on existing firm-fixed price professional services contracts. The estimation of total costs to complete on long-term projects is subject to many variables and requires significant judgment and we may have future changes in estimates, which have an impact on future professional and engineering service costs and associated revenue recognition.

Selling, General, and Administrative

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$10,656	$10,110	$546	5.4%
Stock-based compensation expense	3,148	2,737	411	15.0%
Information technology and other administrative expenses	1,983	2,215	(232)	(10.5)%
Selling and marketing	666	827	(161)	(19.5)%
Professional fees	1,124	1,100	24	2.2%
Insurance	472	835	(363)	(43.5)%
Rent expense	498	778	(280)	(36.0)%
Development costs	269	347	(78)	(22.5)%
Selling, general and administrative	$18,816	$18,949	$(133)	(0.7)%

Selling, general, and administrative expenses decreased during the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to lower corporate insurance premiums and reduced office space in our Seattle location that drove cost savings. These decreases were partially offset by increased salaries and payroll-related benefits due to continued expansion of our sales team and investments in AI capabilities. Stock-based compensation expense increased by $0.4 million due to the acceleration of expense for options that were voluntarily forfeited during the three months ended March 31, 2024.

The following is our forecast for total RSU expense as of March 31, 2024, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2024	6,184
2025	6,982
2026	4,790
2027	1,656
2028	17
$19,629
Research and Development

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Research and development	$456	$216	$240	111.1%

Research and development expense increased for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was driven by contracting third-party vendors who fulfill our strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Depreciation of satellites	$8,856	$8,474	$382	4.5%
Depreciation of all other property and equipment	2,188	1,041	1,147	110.2%
Amortization	140	140	—	—%
Depreciation and amortization	$11,184	$9,655	$1,529	15.8%
Depreciation expense from satellites increased for the three months ended March 31, 2024 as compared to the same period in 2023, driven by new satellites placed into service in March 2023.
Depreciation expense from all other property and equipment increased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily driven by capitalization of software and the buildout of new office space.
Amortization expense remained flat for the three months ended March 31, 2024 as compared to the same period in 2023.

Non-Operating Expenses

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
(Loss) gain on derivatives	$(254)	$1,531	$(1,785)	(116.6)%
Income on equity method investment	—	529	(529)	(100.0)%
Interest income	400	435	(35)	(8.0)%
Interest expense	(2,634)	(1,853)	(781)	(42.1)%
Other income (expense), net	1	(943)	944	100.1%

(Loss) gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated a loss during the three months ended March 31, 2024 and a gain during the three months ended March 31, 2023.
Income on equity method investment
The fluctuations in income on equity method investment are solely impacted by the operating results of our joint venture LeoStella. We did not recognize any percentage of LeoStella's estimated net loss during the three months ended March 31, 2024 since our investment in LeoStella was $0 as of December 31, 2023.

Interest income
Interest income decreased during the three months ended March 31, 2024 as a result of less short-term investments held during the quarter, as compared to the three months ended March 31, 2023.
Interest expense
Interest expense increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, as a result of a higher effective interest rate on our loan from related parties, as amended during the second quarter of 2023.
Other income (expense), net
For the three months ended March 31, 2023, other income (expense), net, included $0.9 million of allocated transaction costs associated with new warrants that are accounted for as derivative liabilities that did not reoccur in the three months ended March 31, 2024.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, severance, income on equity method investment, transaction costs associated with debt and equity financings, and investment loss on short-term investments. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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

The table below reconciles our net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(15,810)	$(17,315)
Interest income	(400)	(435)
Interest expense	2,634	1,853
Income tax expense	70	113
Depreciation and amortization	11,184	9,655
Stock-based compensation expense	3,363	3,012
Loss (gain) on derivatives	254	(1,531)
Severance	81	88
Income on equity method investment	—	(529)
Transaction costs associated with debt and equity financings	—	905
Investment loss on short-term investments	—	55
Adjusted EBITDA	$1,376	$(4,129)

Liquidity and Capital Resources
As of March 31, 2024, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $15.0 million and $32.8 million as of March 31, 2024 and December 31, 2023, respectively, and our short-term investments totaled $20.4 million and $19.7 million as of March 31, 2024 and December 31, 2023, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of March 31, 2024, we had an accumulated deficit of $614.8 million.
Our short-term liquidity as of March 31, 2024 was comprised of the following:

(in thousands)
Cash and cash equivalents	$14,965
Restricted cash	413
Short-term investments(1)	20,428
$35,806
(1) Short-term investments are included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

On April 11, 2024, we entered into a commercial bank line with Stifel Bank, as lender. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. The commercial bank line provides that $10.0 million of the commitments were immediately available for borrowing, and the remaining $10.0 million of commitments are available at any time after June 28, 2024. The commercial bank line matures on June 30, 2026. We may use the proceeds of the loans for the funding of growth initiatives, including working capital needs, and general corporate purposes. We borrowed $10.0 million in revolving loans at the closing of the commercial bank line.
Our short-term liquidity as of March 31, 2024 was $35.8 million. Including the commercial bank line that we entered into in April 2024, under which we drew $10.0 million of the total line amount of $20.0 million at close, we had access to approximately $45.8 million of short-term liquidity. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations.
The commercial bank line accrues interest at a rate equal to the greater of (A) the prime rate or (B) 6%. Interest on the loan is payable quarterly in arrears. We are required to pay an unused line fee of 0.25% per annum, payable quarterly in arrears. We may borrow, prepay and re-borrow revolving loans, without premium or penalty. The principal amount of outstanding loans, together with accrued and unpaid interest, is due on the loan maturity date. We are also obligated to pay a fee to the lender upon the occurrence of certain change of control events or the refinancing, repayment, or termination of the commercial bank line, along with other customary fees for a loan facility of this size and type.
The commercial bank line contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, incur debt, grant liens, pay dividends and distributions on our capital stock, make investments and acquisitions, and make capital expenditures, in each case subject to customary exceptions for a loan facility of this size and type. The commercial bank line also contains financial covenants requiring compliance with a minimum revenue covenant, measured at the end of each fiscal quarter, and maintenance, at all times, of unrestricted cash and cash equivalents with Stifel Bank or in controlled accounts in an aggregate amount at least equal to the outstanding obligations under the commercial bank line. If we fail to meet the minimum cash covenant, the commercial bank line provides us with the ability to cure the breach with the deposit of proceeds from the issuance of capital stock or subordinated debt.
The commercial bank line includes customary events of default, including payment defaults, covenant breach defaults, cross defaults with certain other material indebtedness, bankruptcy and insolvency defaults, and a material adverse effect default, as well as an event of default for certain impairments of the availability of our at-the-market ("ATM") facility. The occurrence of an event of default could result in the acceleration of our obligations under the commercial bank line, the termination of Stifel Bank’s commitments, a 5% increase in the applicable rate of interest and the exercise by Stifel Bank of other rights and remedies provided for under the commercial bank line.
We were in compliance with all covenants as of March 31, 2024 and expect to remain in compliance with all covenants, including additional covenants discussed above from the commercial bank line, in the next 12 months from the issuance of the financial statements.
An additional source of liquidity is our ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering, of which we have sold $6.4 million through March 31, 2024. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
The Company entered into a vendor financing agreement for multiple launches providing for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. See Note 7—“Debt and Other Financing” of the notes to the consolidated financial statements for further information on our debt and financing arrangements.

Funding Requirements
We have had two consecutive quarters of positive Adjusted EBITDA; however, we cannot be sure our revenues will continue to exceed expenses in the near term due to the ongoing investments we are making in sales, marketing and products to increase our market share. We expect to continue to incur capital expenditures as we procure and launch Gen-3 satellites, as well as investing in our BlackSky Spectra software platform to significantly expand our product capabilities in the future. Please refer to the section entitled "Non-GAAP Financial Measures" for additional information on our definition of Adjusted EBITDA.

Short-Term Liquidity Requirements
As of March 31, 2024, our current assets were $69.4 million, consisting primarily of cash and cash equivalents, short-term investments, and contract assets.
As of March 31, 2024, our current liabilities were $17.3 million, consisting primarily of accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the three months ended March 31, 2024 and 2023. Our short-term liquidity at March 31, 2024 was $35.8 million. Short-term investments of $20.4 million are not classified as cash, cash equivalents, or restricted cash.

	Three Months Ended March 31,		$
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(3,810)	$(16,602)	$12,792
Net cash (used in) provided by investing activities(1)	(15,108)	10,518	(25,626)
Net cash provided by financing activities	862	28,867	(28,005)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,056)	22,783	(40,839)
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016	(3,582)
Cash, cash equivalents, and restricted cash – end of period	$15,378	$59,799	$(44,421)
(1) The three months ended March 31, 2023 includes purchases of $11.8 million of short-term investments not categorized as cash.

Operating activities
For the three months ended March 31, 2024, net cash used in operating activities was $3.8 million. The contributors to the significant decrease in cash used during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 were the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, (loss) gain on derivatives, and other non-cash items as well as a decrease in cash used for working capital. The operating loss decrease in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to increased contribution margin from renewals with existing customers and new customers. The decrease in cash used for working capital was primarily the result of delayed cash receipts from our largest customers as we restructured our banking relationships with new and existing financial institutions during the three months ended March 31, 2023.

Investing activities
The change in net cash (used in) provided by investing activities was primarily due to decreased proceeds from the redemption and maturity of $9.0 million of our short-term investments in corporate debt and governmental securities in addition to decreased purchases of these same type of investments of $9.5 million during the three months ended March 31, 2024. Comparatively, during the three months ended March 31, 2023, we recognized $38.1 million related to the redemption and maturity of short-term investments, largely due to restructuring our banking relationships with new and existing financial institutions; during the three months ended March 31, 2023, we purchased $11.8 million of short-term investments to replace maturing investments.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our Blacksky Spectra software platform; however, the total amount paid for capital expenditures decreased slightly during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Financing activities
The decrease in cash flows from financing activities in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to the decrease in proceeds from our equity issuances, net of equity issuance costs. Our equity issuances in the three months ended March 31, 2024 of $1.3 million included the sale of 953 thousand shares under our ATM offering program, which resulted in $1.4 million in gross proceeds. During the three months ended March 31, 2023, we received proceeds of $29.4 million from our March 2023 private placement of equity and accompanying warrants, of which $17.7 million was allocated to the private placement warrants.

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
For a description of our significant accounting policies, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the unaudited condensed consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition
The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met, as further discussed below.
We generate revenue from the sale of imagery, data, software, and analytics, as well as professional and engineering services.
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

Identifying the Performance Obligations in a Contract
We execute contracts for a single promise or multiple promises. Specifically, our firm-fixed price contracts typically include multiple promises which may be accounted for as separate performance obligations if they are capable of being distinct within the context of the contract. Significant judgment is required in determining performance obligations, including if some of the customized services are highly-interrelated, and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our unaudited condensed consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
Determination of and Allocation of Transaction Price
Each customer contract sets forth the transaction price for the products and services purchased under the arrangement. We estimate any variable consideration, and whether the transaction price is constrained, upon execution of each contract. We may adjust the transaction price over time for any estimated constraints that become probable based on service level provisions within some of our customer purchase orders. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management uses the listed price for imagery and analytics subscriptions and the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service, which is mostly professional services.
Determination of when Performance Obligations are Satisfied
Imagery and analytics revenue is recognized ratably over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or software analytical services at the discretion of the customer. Professional and engineering services revenue is generated from time and materials basis contracts, firm-fixed price service solutions contracts and firm-fixed price long-term engineering and construction contracts. Due to the long-term nature of some of our engineering and construction contracts, we recognize revenue over time using a cost-to-complete measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires significant judgment. We recognize changes in the estimation of total costs at completion on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
Equity valuations impact various amounts and accounting conclusions reflected in our unaudited condensed consolidated financial statements, including the recognition of equity-based compensation and warrant valuations. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the common stock that comprise our capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.
Equity-Based Compensation
We have equity and equity-based awards outstanding under our 2021 Equity Incentive Plan ("2021 Plan"), 2014 Equity Incentive Plan ("2014 Plan"), and Amended and Restated 2011 Equity Incentive Plan ("2011 Plan"). Awards issued include stock options, restricted stock awards (“RSAs”), and RSUs. In addition, our eligible employees are able to participate in our 2021 Employee Stock Purchase Plan ("ESPP") pursuant to purchase right offerings that are established under the ESPP.
For purposes of recognizing equity-based compensation related to RSAs, RSUs, and stock options granted to employees and other service providers, management estimates the grant date fair values of such awards to measure the costs to be recognized as services are received. For awards with time-based vesting conditions, we recognize compensation costs based upon the straight-line amortization of the grant date fair value of the awards over the requisite service period. When equity-based compensation awards include a performance condition, no compensation is recognized until the performance condition is deemed probable to occur; we then recognize compensation costs based on the accelerated attribution method, which accounts for awards with discrete vesting dates as if they were separate awards.
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
Expected Term—For options granted since 2021, as there is not a significant history of option exercises as a public company, we consider the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For options granted prior to 2021 when we were a private company, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to (loss) gain on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss.

We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the expected stock volatility includes both our Class A common stock and public warrant historical volatility as well as the historical volatility of a set of publicly traded peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

ITEM 1A. RISK FACTORS
For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed by us with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended March 31, 2024, we raised gross proceeds of $1.4 million through the sale of 953,153 shares in our ATM offering. We sold such shares at an average purchase price per share of $1.43. After deducting commissions and other offering expenses associated with the ATM offering of $79 thousand, the net proceeds to us from the transactions were $1.3 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
We are subject to restrictions on the payment of cash dividends in our loan and debt agreements. For additional information on our indebtedness and related restrictions therein, see Note 7—“Debt and Other Financing” of the notes to the consolidated financial statements and “Liquidity and Capital Resources” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

May 8, 2024	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
(Principal Accounting Officer)