Form 10-Q
period 2024-06-30
BlackSky Technology Inc.
filed 2024-08-08
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 6, 2024, there were 148,910,354 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
• our plans and expectations for our next generation satellites (“Gen-3”), including expected launch timing and satellite capabilities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,552	$32,815
Restricted cash	1,097	619
Short-term investments	15,680	19,697
Accounts receivable, net of allowance of $22 and $151, respectively	8,218	7,071
Prepaid expenses and other current assets	3,736	3,916
Contract assets	28,166	15,213
Total current assets	82,449	79,331
Property and equipment - net	52,479	67,116
Operating lease right of use assets - net	4,220	1,630
Goodwill	9,393	9,393
Intangible assets - net	1,076	1,357
Satellite procurement work in process	71,716	55,976
Other assets	2,963	9,263
Total assets	$224,296	$224,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,480	$11,573
Amounts payable to equity method investees	2,378	10,843
Contract liabilities - current	4,580	3,670
Debt - current portion	309	—
Other current liabilities	933	1,405
Total current liabilities	19,680	27,491
Operating lease liabilities	6,868	3,041
Derivative liabilities	10,130	15,149
Long-term debt - net of current portion	108,273	83,502
Other liabilities	2,814	1,724
Total liabilities	147,765	130,907
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 148,910 and 145,232 shares; outstanding, 146,530 shares and 142,837 shares as of June 30, 2024 and December 31, 2023, respectively.	15	14
Additional paid-in capital	700,693	692,115
Accumulated deficit	(624,177)	(598,970)
Total stockholders’ equity	76,531	93,159
Total liabilities and stockholders’ equity	$224,296	$224,066

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Imagery & software analytical services	$17,469	$15,328	$35,302	$31,088
Professional & engineering services	7,469	3,999	13,872	6,636
Total revenue	24,938	19,327	49,174	37,724
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,432	3,456	6,877	7,155
Professional & engineering service costs, excluding depreciation and amortization	3,450	5,070	7,038	7,849
Selling, general and administrative	18,214	18,768	37,030	37,717
Research and development	286	176	742	392
Depreciation and amortization	11,277	11,776	22,461	21,431
Operating loss	(11,721)	(19,919)	(24,974)	(36,820)
Gain (loss) on derivatives	5,273	(11,098)	5,019	(9,567)
Income on equity method investment	—	56	—	585
Interest income	330	648	730	1,083
Interest expense	(3,029)	(2,242)	(5,663)	(4,095)
Other income (expense), net	2	(867)	3	(1,810)
Loss before income taxes	(9,145)	(33,422)	(24,885)	(50,624)
Income tax expense	(252)	(9)	(322)	(122)
Net loss	(9,397)	(33,431)	(25,207)	(50,746)
Other comprehensive income	—	—	—	—
Total comprehensive loss	$(9,397)	$(33,431)	$(25,207)	$(50,746)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.06)	$(0.24)	$(0.17)	$(0.39)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	142,837	$14	$692,115	$(598,970)	$93,159
Stock-based compensation	—	—	3,488	—	3,488
Issuance of common stock upon exercise of stock options	70	—	1	—	1
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	854	—	—	—	—
Issuance of common stock, net of equity issuance costs	953	—	1,294	—	1,294
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(288)	—	(419)	—	(419)
Net loss	—	—	—	(15,810)	(15,810)
Balance as of March 31, 2024	144,434	14	696,479	(614,780)	81,713
Stock-based compensation	—	—	2,515	—	2,515
Issuance of common stock upon exercise of stock options and ESPP shares purchased	219	—	156	—	156
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	330	—	—	—	—
Issuance of common stock, net of equity issuance costs	1,638	1	1,648	—	1,649
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(99)	—	(105)	—	(105)
Net loss	—	—	—	(9,397)	(9,397)
Balance as of June 30, 2024	146,530	$15	$700,693	$(624,177)	$76,531

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	119,508	$12	$666,973	$(545,111)	$121,874
Stock-based compensation	—	—	3,214	—	3,214
Issuance of common stock upon exercise of stock options	129	—	3	—	3
Issuance of common stock upon vesting of restricted stock awards	11	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	787	—	—	—	—
Issuance of common stock, net of equity issuance costs	16,404	2	11,127	—	11,129
Net loss	—	—	—	(17,315)	(17,315)
Balance as of March 31, 2023	136,839	14	681,317	(562,426)	118,905
Stock-based compensation	—	—	2,488	—	2,488
Issuance of common stock upon exercise of stock options	95	—	2	—	2
Issuance of common stock upon vesting of restricted stock awards	8	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	668	—	—	—	—
Issuance of common stock, net of equity issuance costs	1,039	—	995	—	995
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(240)	—	(414)	—	(414)
Net loss	—	—	—	(33,431)	(33,431)
Balance as of June 30, 2023	138,409	$14	$684,388	$(595,857)	$88,545

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,207)	$(50,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,461	21,431
Operating lease right of use assets amortization	374	613
Bad debt expense	108	15
Stock-based compensation expense	5,725	5,323
Amortization of debt issuance costs and non-cash interest expense	4,382	189
(Gain) loss on derivatives	(5,019)	9,567
Non-cash interest income	(495)	(337)
Income on equity method investment	—	(585)
Loss (gain) on disposal of assets	46	(22)
Changes in operating assets and liabilities:
Accounts receivable	(1,256)	(4,278)
Contract assets - current and long-term	(6,693)	(4,101)
Prepaid expenses and other current assets	(94)	1,142
Other assets	403	1,117
Accounts payable and accrued liabilities	(1,961)	1,015
Other current liabilities	(309)	(1,097)
Contract liabilities - current and long-term	1,958	(3,491)
Other liabilities	(25)	8,620
Net cash used in operating activities	(5,602)	(15,625)
Cash flows from investing activities:
Purchase of property and equipment	(6,576)	(8,446)
Satellite procurement work in process	(20,984)	(19,925)
Purchases of short-term investments	(13,488)	(19,416)
Proceeds from maturities of short-term investments	18,000	41,110
Proceeds from sale of property and equipment	—	22
Net cash used in investing activities	(23,048)	(6,655)
Cash flows from financing activities:
Proceeds from issuance of debt	20,000	—
Proceeds from equity issuances, net of equity issuance costs	2,947	30,074
Proceeds from options exercised and ESPP shares purchased	157	5
Payments for debt issuance costs	(632)	—
Withholding tax payments on vesting of restricted stock units	(524)	(414)
Payments for deferred offering costs	(83)	—
Payments of transaction costs for debt modification	—	(561)
Payments of transaction costs related to derivative liabilities	—	(905)
Net cash provided by financing activities	21,865	28,199
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,785)	5,919
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016
Cash, cash equivalents, and restricted cash – end of period	$26,649	$42,935
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2024	2023

Cash and cash equivalents	$25,552	$41,100
Restricted cash	1,097	1,835
Total cash, cash equivalents, and restricted cash	$26,649	$42,935

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,026	$—
Cash paid for income taxes	377	122
Supplemental disclosures of non-cash financing and investing information:
Increase of debt principal for paid-in-kind interest	$4,105	$3,490
Property and equipment additions accrued but not yet paid	3,953	2,334
Vendor financed satellite procurement costs	1,500	—
Credits from LeoStella applied to satellite procurement costs	966	81
Leasehold improvements funded by tenant improvement allowance	701	—
Accretion of short-term investments' discounts and premiums	495	317
Capitalized stock-based compensation	278	379
Deferred offering costs accrued but not yet paid	111	—
Equity issuance costs accrued but not yet paid	17	203
Debt modification costs accrued but not yet paid	—	756
Capitalized interest for property and equipment placed into service	—	220
Satellite procurement costs included in settlement with LeoStella	—	36
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024

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
BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, LLC. The Company also owns fifty percent of LeoStella LLC (“LeoStella”), its joint venture with Thales Alenia Space US Investment LLC (“Thales”). LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington, from which the Company procures satellites to operate its business. The Company accounts for LeoStella as an equity method investment.
The Company's equity issuances during the six months ended June 30, 2024 were in the form of an at-the-market (“ATM”) offering whereby 2.6 million shares were sold at an average purchase price per share of $1.24, resulting in gross proceeds of $3.2 million. The transaction costs of $0.3 million for the equity issuances incurred during the six months ended June 30, 2024, consisting of legal fees and placement agent fees, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and consolidated balance sheets, and as a reduction to the proceeds from the transaction in the consolidated statements of cash flows.

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

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, the incremental borrowing rate to measure the operating lease right of use assets, the effective interest rate of the vendor financing agreement, and stock-based compensation.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of June 30, 2024 and December 31, 2023, the Company’s short-term investments had a carrying value of $15.7 million and $19.7 million, respectively, which represents amortized cost, and an aggregate fair value of $15.7 million and $19.7 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting and are included in investment in equity method investees on the Company's unaudited condensed consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership voting interest in the investee or retains a voting seat on the investee's board of directors. In evaluating whether the Company has significant influence, the Company considers the nature of its ownership interest in the investee, as well as other factors that may give the Company the ability to exercise significant influence over the investee's operating and capital financial policies. Under this method of accounting, the Company's share of the net earnings or losses of the investee are included in the Company's unaudited condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any percentage of LeoStella's estimated net loss during the six months ended June 30, 2024 since its investment in LeoStella was $0 as of December 31, 2023. The investment in LeoStella was $0 in the Company's unaudited condensed consolidated balance sheets as of June 30, 2024. The Company currently accounts for its LeoStella joint venture as its only equity method investment. The investment in LeoStella is not significant to the financial statements.
Intra-entity profits arising from the sale of assets from the equity method investments to the Company are eliminated and deferred if those assets are still held by the Company at the end of the reporting period. The intra-entity profits will be recognized as the assets are consumed. As of June 30, 2024 and December 31, 2023, the Company had differences between the carrying value of its equity method investment and the underlying equity in the net assets of the investee of $0.3 million and $1.2 million, respectively.
Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Debt Issuance Costs and Debt Discount
Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Short-term and long-term debt are presented net of the unamortized debt issuance costs and debt discount in the unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The process for analyzing the fair value measurement of certain financial instruments on a recurring, or non-recurring, basis includes significant judgment and estimates of inputs including, but not limited to, share price, volatility, discount for lack of marketability, application of an appropriate discount rate, and probability of liquidating events. The Company utilizes the market valuation methodology and specific option pricing methodology, such as the Monte Carlo simulation, to value the more complex financial instruments and the Black-Scholes option-pricing model to value standard common stock warrants and common stock options.
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

Revenue Recognition
The Company generates revenue from the sale of imagery and software analytical services and professional and engineering services. Imagery and software analytical services revenue, which is mostly from contracts from domestic and international government agencies, includes imagery, data, software, and analytics. This revenue is primarily recognized from services rendered under non-cancellable subscription order agreements or, in limited circumstances, variable not-to-exceed purchase orders. Professional and engineering services revenue is generated from time and materials basis, firm fixed price service solutions, and firm fixed price long-term engineering and construction contracts.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of June 30, 2024.

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

Professional and Engineering Services Revenue
The Company performs various professional services, that are highly-interrelated, including providing technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. The Company also provides engineering services, which include developing and delivering advanced satellite and payload systems for a limited number of customers that leverage the Company’s capabilities in mission systems engineering and operations, ground station operations, and software and systems development. These services, based on the context of the contract, are capable of being distinct performance obligations.
For firm fixed price professional and engineering service contracts, the Company recognizes revenue over time using the cost-to-complete method to measure progress to complete the performance obligation ("Estimate at Completion" or "EAC"). A performance obligation's EAC includes all direct costs such as labor, fringe, materials, subcontract costs and overhead. Significant judgment is used to estimate total costs at completion on a contract by contract basis including, but not limited to, labor productivity, program schedule, technical risk analysis, complexity, scope of the work to be performed and other identified risks. Due to the continuous nature of the work, as well as when a change in circumstances warrants a modification, the EAC is reviewed and may result in cumulative changes to the contract profit. The Company recognizes changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis in the period in which the change is identified. If, at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, the Company recognizes the total loss as and when known. The following table presents the effect of aggregate net EAC adjustments on the Company's professional and engineering services contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024(1)	2023(2)	2024(1)	2023(2)
	(in thousands)
Revenue	$1,264	$(1,145)	$1,003	$(1,500)
Basic and diluted net loss per share	$0.01	$(0.01)	$0.01	$(0.01)
(1) For the three and six months ended June 30, 2024, the Company had favorable EAC adjustments of $2.1 million and $1.9 million, respectively, for an existing individual professional services contract. The remaining EAC adjustments are not individually significant to the Company.
(2) For the three and six months ended June 30, 2023, the amounts represent the effect of aggregate net EAC adjustments on two professional and engineering service contracts.
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2024. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain (loss) on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were separate awards. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. As of June 30, 2024, 58 thousand RSUs with performance vesting conditions were outstanding and the associated remaining expense of $0.1 million will be recognized through September 30, 2025.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant any options during the six months ended June 30, 2024. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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

The following table disaggregates revenue by type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Imagery	$15,323	$12,778	$31,218	$25,690
Data, software, and analytics	2,146	2,550	4,084	5,398
Professional services	5,572	3,707	9,659	6,335
Engineering services	1,897	292	4,213	301
Total revenue	$24,938	$19,327	$49,174	$37,724
The approximate revenue based on geographic location of end customers is as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
North America	$15,029	$14,492	$30,221	$28,511
Middle East	4,150	1,370	6,644	2,895
Asia Pacific	5,526	3,177	11,774	5,802
Other	233	288	535	516
Total revenue	$24,938	$19,327	$49,174	$37,724
Revenue from categories of end customers for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
U.S. federal government and agencies	$13,948	$14,069	$28,705	$27,739
International governments	10,028	4,871	19,047	9,254
Commercial and other	962	387	1,422	731
Total revenue	$24,938	$19,327	$49,174	$37,724

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of June 30, 2024, the Company had $260.6 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $42.1 million, $50.9 million, and $167.6 million in the six months ended December 31, 2024, fiscal year 2025, and thereafter, respectively.

5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Contract assets - current:
Unbilled revenue	$28,166	$15,213
Total contract assets - current	$28,166	$15,213

Contract assets - long-term:
Unbilled revenue - long-term	$1,332	$8,150
Other contract assets - long-term	1,168	610
Total contract assets - long-term(1)	$2,500	$8,760

Contract liabilities - current:
Deferred revenue - current	$4,580	$3,670
Total contract liabilities - current	$4,580	$3,670

Contract liabilities - long-term:
Other contract liabilities - long-term	$1,217	$169
Total contract liabilities - long-term	$1,217	$169
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
Changes in short-term and long-term contract assets and contract liabilities for the six months ended June 30, 2024 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2024	$23,973	$3,839
Billings or revenue recognized that was included in the beginning balance	(6,162)	(3,219)
Changes in contract assets or contract liabilities, net of reclassification to receivables	11,229	4,065
Cumulative catch-up adjustment arising from changes in estimates to complete	1,068	(11)
Cumulative catch-up adjustment arising from contract modifications	—	76
Changes in costs to fulfill and amortization of commission costs	558	—
Changes in contract commission costs	—	1,047
Balance as of June 30, 2024	$30,666	$5,797

6. Property and Equipment - net
The following summarizes property and equipment - net as of:

	June 30,	December 31,
	2024	2023
	(in thousands)
Satellites	$116,219	$125,124
Software	27,140	20,384
Software development in process	2,321	2,673
Computer equipment	1,770	1,642
Office furniture and fixtures	4,252	4,039
Other equipment	1,696	811
Site equipment	2,466	2,557
Total	155,864	157,230
Less: accumulated depreciation	(103,385)	(90,114)
Property and equipment — net	$52,479	$67,116

7. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	June 30,	December 31,
	2024	2023
	(in thousands)
Current portion of long-term debt	$375	$—
Non-current portion of long-term debt	109,808	84,578
Total long-term debt	110,183	84,578
Unamortized debt issuance costs	(1,601)	(1,077)
Outstanding balance	$108,582	$83,502

	Effective Interest Rate	June 30,		December 31,
Name of Loan		2024		2023
		(in thousands)
Loans from Related Parties	12.23% - 12.57%	$88,683		$84,578
Satellite Procurement Vendor Financing	12.04%	1,500		—
Commercial Bank Line	9.98%	20,000	—	—
Total		$110,183		$84,578
Satellite Procurement Vendor Financing
In November 2023, the Company entered into a vendor financing agreement for multiple launches providing for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. During the six months ended June 30, 2024, the Company incurred $1.5 million of long-term debt related to the vendor financing agreement.
Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. As of June 30, 2024, there was $20.0 million outstanding under the revolving credit facility. The commercial bank line matures on June 30, 2026.
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
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $115.9 million and $78.7 million as of June 30, 2024 and December 31, 2023, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

8. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 13). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of June 30, 2024 and December 31, 2023.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at June 30, 2024:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain in Value for the Six Months Ended June 30, 2024	Fair Value as of June 30, 2024
	(in thousands)					(in thousands)
Public Warrants	15,813	$11.50	$18.00	9/9/2026	Liability	$275	$520
Private Placement Warrants - Issued October 2019	4,163	11.50	18.00	9/9/2026	Liability	250	167
Private Placement Warrants - Issued October 2019	4,163	20.00	18.00	9/9/2026	Liability	83	83
Private Placement Warrants - Issued March 2023	16,404	2.20	N/A	9/8/2028	Liability	3,937	8,530
In addition, the Company has 1.8 million Class A common stock warrants outstanding which have an exercise price of $0.11 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

9. Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Transaction costs associated with debt and equity financings	$—	$(833)	$—	$(1,738)
Other	2	(34)	3	(72)
	$2	$(867)	$3	$(1,810)

10. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands except per share information)
Net loss available to common stockholders	$(9,397)	$(33,431)	$(25,207)	$(50,746)

Basic and diluted net loss per share	$(0.06)	$(0.24)	$(0.17)	$(0.39)

Shares used in the computation of basic and diluted net loss per share	145,186	137,208	144,214	130,712

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and six months ended June 30, 2024 and 2023.

	Three and Six Months Ended June 30,
	2024	2023
	(in thousands)
Restricted Class A common stock	8	38
Class A common stock warrants	1,770	1,770
Stock options	7,070	7,705
Restricted stock units	14,971	6,187
Public Warrants (exercisable for Class A common stock) treated as liability	15,813	15,813
Private Placement Warrants (exercisable for Class A common stock) treated as liability	24,729	24,729
Sponsor Shares	2,372	2,372

11. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$38	$52	$104	$145
Professional & engineering service costs, excluding depreciation and amortization	102	112	251	294
Selling, general and administrative	2,222	2,147	5,370	4,884
Total stock-based compensation expense	$2,362	$2,311	$5,725	$5,323
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.2 million during the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively. These amounts are included in property, plant, and equipment - net in the unaudited condensed consolidated balance sheets.

12. Related Party Transactions
A summary of the Company’s related party transactions during the six months ended June 30, 2024 and 2023 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Six Months Ended June 30,		June 30,	December 31,
	Nature of Relationship		2024	2023	2024	2023
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$16,816	$11,325	$2,378	$10,843
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	292	250	—	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	2,696	3,464	970	750
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	277	—	23,900	22,793
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	1,050	—	64,783	61,785
The Company recorded revenue from related parties of $1.5 million and $3.5 million for the three and six months ended June 30, 2024, respectively. The Company did not record revenue from related parties for the three and six months ended June 30, 2023. Accounts receivable from related parties was $0 as of June 30, 2024 and December 31, 2023.
Interest on the term loan facility is accrued and is due semi-annually. The Company made interest payments of $1.0 million during the three and six months ended June 30, 2024. The Company did not make any interest payments during the three and six months ended June 30, 2023. As of June 30, 2024, the Company had interest due to related parties of $1.8 million, of which $0.4 million is to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $1.4 million is paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2023, the Company had interest due to related parties of $1.7 million, of which $0.3 million was included in other current liabilities and $1.4 million was included in other liabilities.

13. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

June 30, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$520	$—	$—
Private Placement Warrants - Issued October 2019	—	—	250
Private Placement Warrants - Issued March 2023	—	—	8,530
Sponsor Shares	—	—	830
	$520	$—	$9,610

December 31, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$795	$—	$—
Private Placement Warrants - Issued October 2019	—	—	583
Private Placement Warrants - Issued March 2023	—	—	12,467
Sponsor Shares	—	—	1,304
	$795	$—	$14,354
The carrying values of the following financial instruments approximated their fair values as of June 30, 2024 and March 31, 2024 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2024 or 2023.
Changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2023 of $26.1 million included the Sponsor Shares, the October 2019 Private Placement Warrants, and the March 2023 Private Placement Warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Gain from changes in fair value	(474)	(333)	(3,937)
Balance as of June 30, 2024	$830	$250	$8,530

14. Commitments and Contingencies

Legal Proceedings
From time to time, the Company may become involved in various claims and legal proceedings arising in the course of business, which, by their nature, are inherently unpredictable. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On May 7, 2024, a putative class action relating to the Merger of Legacy BlackSky on September 9, 2021 with a wholly-owned subsidiary of Osprey was filed in the Delaware Court of Chancery. The action is captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserts breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and a director of Legacy BlackSky. The Drulias complaint seeks, among other things, damages and attorneys’ fees and costs. The terms of the Merger required the Company to indemnify the directors of Osprey. The Company believes that the complaint is without merit and the Company is evaluating potential outcomes.
On May 8, 2024, a putative class action relating to the Merger was filed in the Delaware Court of Chancery. The action is captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserts breach of fiduciary duty claims against the former directors of the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against BlackSky Holdings, Inc. and certain directors and officers of Legacy BlackSky; and unjust enrichment claims against an Osprey director. The Cheriyala complaint seeks, among other things, damages and attorneys’ fees and costs. The Company believes that the complaint is without merit and the Company is evaluating potential outcomes.
Though BlackSky Technology Inc. is not named in either suit, the Company expects to have certain indemnification requirements of directors, officers and former directors and officers.

Compliance with Debt Covenants
As of June 30, 2024, all debt instruments contain customary covenants and events of default. The Company was in compliance with all financial and non-financial covenants as of June 30, 2024.

Other Commitments
During 2023, the Company entered into a new operating lease for office space with a commencement date in January 2024 and an expiration date in August 2036. The Company recognized an operating lease right-of-use asset and a long-term operating lease liability of $3.7 million in its unaudited condensed consolidated balance sheets during the six months ended June 30, 2024.
In addition to the above, the Company entered into various operational commitments for the next several years totaling $2.0 million during the six months ended June 30, 2024.

15. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with commercial customers. Accounts receivable related to U.S. federal government and agencies was $5.6 million and $6.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue and/or accounts receivable:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
U.S. federal government and agencies	56%	73%	58%	74%
Customer B	15%	16%	15%	15%
Customer C	17%	*	13%	*

	Accounts Receivable
	As of June 30, 2024	As of December 31, 2023
	(in thousands)
U.S. federal government and agencies	68%	83%
Customer B	14%	*
Customer C	11%	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of June 30, 2024 and 2023, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

16. Subsequent Events
The Company evaluated subsequent events through August 8, 2024 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky,” “the Company,” “we,” “us” and “our” refer to the business and operations of BlackSky Holdings, Inc. (“Legacy BlackSky”) and its consolidated subsidiaries prior to the completion of its merger on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (the “Merger”) and of BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

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
Our next generation satellites (“Gen-3”), expected to launch in the fourth quarter of 2024, are designed to improve imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime and low-light. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our BlackSky Spectra platform, and low constellation cost is transforming the market for real-time, space-based imagery and analytics.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical services costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
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
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The following table provides the components of results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$17,469	$15,328	$2,141	14.0%	$35,302	$31,088	$4,214	13.6%
Professional & engineering services	7,469	3,999	3,470	86.8%	13,872	6,636	7,236	109.0%
Total revenue	24,938	19,327	5,611	29.0%	49,174	37,724	11,450	30.4%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,432	3,456	(24)	(0.7)%	6,877	7,155	(278)	(3.9)%
Professional & engineering service costs, excluding depreciation and amortization	3,450	5,070	(1,620)	(32.0)%	7,038	7,849	(811)	(10.3)%
Selling, general and administrative	18,214	18,768	(554)	(3.0)%	37,030	37,717	(687)	(1.8)%
Research and development	286	176	110	62.5%	742	392	350	89.3%
Depreciation and amortization	11,277	11,776	(499)	(4.2)%	22,461	21,431	1,030	4.8%
Operating loss	(11,721)	(19,919)	8,198	41.2%	(24,974)	(36,820)	11,846	32.2%
Gain (loss) on derivatives	5,273	(11,098)	16,371	147.5%	5,019	(9,567)	14,586	152.5%
Income on equity method investment	—	56	(56)	(100.0)%	—	585	(585)	(100.0)%
Interest income	330	648	(318)	(49.1)%	730	1,083	(353)	(32.6)%
Interest expense	(3,029)	(2,242)	(787)	(35.1)%	(5,663)	(4,095)	(1,568)	(38.3)%
Other income (expense), net	2	(867)	869	100.2%	3	(1,810)	1,813	100.2%
Loss before income taxes	(9,145)	(33,422)	24,277	72.6%	(24,885)	(50,624)	25,739	50.8%
Income tax expense	(252)	(9)	(243)	NM	(322)	(122)	(200)	(163.9)%
Net loss	$(9,397)	$(33,431)	$24,034	71.9%	$(25,207)	$(50,746)	$25,539	50.3%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$17,469	$15,328	$2,141	14.0%	$35,302	$31,088	$4,214	13.6%
% of total revenue	70.0%	79.3%			71.8%	82.4%

Professional & engineering services revenue	7,469	3,999	3,470	86.8%	13,872	6,636	7,236	109.0%
% of total revenue	30.0%	20.7%			28.2%	17.6%

Total revenue	$24,938	$19,327	$5,611	29.0%	$49,174	$37,724	$11,450	30.4%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily driven by incremental imagery and analytics subscription orders and renewals from existing customers.
Professional and Engineering Services Revenue
Professional and engineering services revenue increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The increase was primarily due to a favorable change in the estimation of total costs at completion from identified changes in an engineering program which produced incremental revenue on a cumulative catch-up basis. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. In addition, the incremental revenue was from a new significant engineering contract that began after the comparable prior period. For the impacts of changes in estimates on our contracts, see Note 2—"Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Costs and Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,432	$3,456	$(24)	(0.7)%	$6,877	$7,155	$(278)	(3.9)%
Professional & engineering service costs, excluding depreciation and amortization	3,450	5,070	(1,620)	(32.0)%	7,038	7,849	(811)	(10.3)%
Total costs	$6,882	$8,526	$(1,644)	(19.3)%	$13,915	$15,004	$(1,089)	(7.3)%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, decreased slightly for the three and six months ended June 30, 2024 as compared to the same periods in 2023.

Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to fewer direct material costs incurred on a professional services contract, which was driven by an increase in the program's maturity year-over-year. This decrease was partially offset by an increase in satellite procurement work under a firm-fixed price contract that began in the fourth quarter of 2023.

Selling, General, and Administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$10,417	$10,769	$(352)	(3.3)%	$21,073	$20,879	$194	0.9%
Stock-based compensation expense	2,222	2,147	75	3.5%	5,370	4,884	486	10.0%
Information technology and other administrative expenses	2,203	2,369	(166)	(7.0)%	4,186	4,584	(398)	(8.7)%
Selling and marketing	1,233	1,186	47	4.0%	1,899	2,013	(114)	(5.7)%
Professional fees	923	920	3	0.3%	2,047	2,020	27	1.3%
Insurance	466	835	(369)	(44.2)%	938	1,670	(732)	(43.8)%
Rent expense	466	292	174	59.6%	964	1,070	(106)	(9.9)%
Development costs	284	250	34	13.6%	553	597	(44)	(7.4)%
Selling, general and administrative	$18,214	$18,768	$(554)	(3.0)%	$37,030	$37,717	$(687)	(1.8)%

Selling, general, and administrative expenses decreased during the three and six months ended June 30, 2024 as compared to the same periods in 2023 primarily due to lower corporate insurance premiums. In addition, during the three months ended June 30, 2024, salaries and benefits costs decreased as compared to the same period in 2023 primarily due to lower headcount in the second quarter of 2024.

For the six months ended June 30, 2024, these decreases were partially offset by increased stock-based compensation expense of $0.5 million due to the acceleration of expense for options that were voluntarily forfeited and increased salaries and payroll-related benefits due to the continued expansion of our sales team.

The following is our forecast for total RSU expense as of June 30, 2024, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the remainder of 2024	$3,981
For the years ending December 31,
2025	6,889
2026	4,723
2027	1,652
2028	17
$17,263

Research and Development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Research and development	$286	$176	$110	62.5%	$742	$392	$350	89.3%

Research and development expense increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The increase was driven by contracting third-party vendors who fulfill our strategic projects as research and development expense.

Depreciation and Amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Depreciation of satellites	$8,616	$10,341	$(1,725)	(16.7)%	$17,472	$18,815	$(1,343)	(7.1)%
Depreciation of all other property and equipment	2,520	1,294	1,226	94.7%	4,708	2,335	2,373	101.6%
Amortization	141	141	—	—%	281	281	—	—%
Depreciation and amortization	$11,277	$11,776	$(499)	(4.2)%	$22,461	$21,431	$1,030	4.8%
Depreciation expense from satellites decreased for the three and six months ended June 30, 2024 as compared to the same periods in 2023 as satellites became fully depreciated.
Depreciation expense from all other property and equipment increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily driven by capitalization of software and the build-out of new office spaces.
Amortization expense remained flat for the three and six months ended June 30, 2024 as compared to the same periods in 2023.

Non-Operating Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Gain (loss) on derivatives	$5,273	$(11,098)	$16,371	147.5%	$5,019	$(9,567)	$14,586	152.5%
Income on equity method investment	—	56	(56)	NM	—	585	(585)	(100.0)%
Interest income	330	648	(318)	(49.1)%	730	1,083	(353)	(32.6)%
Interest expense	(3,029)	(2,242)	(787)	(35.1)%	(5,663)	(4,095)	(1,568)	(38.3)%
Other income (expense), net	2	(867)	869	100.2%	3	(1,810)	1,813	100.2%

Gain (loss) on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated a gain during the three and six months ended June 30, 2024 and a loss during the three and six months ended June 30, 2023.
Income on equity method investment
The fluctuations in income on equity method investment are solely impacted by the operating results of our joint venture LeoStella. We did not recognize any percentage of LeoStella's estimated net loss during the three and six months ended June 30, 2024 since our investment in LeoStella was $0 as of December 31, 2023.
Interest income
Interest income decreased during the three and six months ended June 30, 2024 as a result of fewer short-term investments held during the periods, as compared to the three and six months ended June 30, 2023.
Interest expense
Interest expense increased during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, as a result of increased debt outstanding during the second quarter of 2024 and a higher effective interest rate on our loans from related parties that were amended during the second quarter of 2023.
Other income (expense), net
For the three and six months ended June 30, 2023, other income (expense), net, included $0.8 million of transaction costs associated with our debt modification during the second quarter of 2023. For the six months ended June 30, 2023, other expense, net also included $0.9 million of transaction costs associated with new warrants that are accounted for as derivative liabilities.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense, unrealized (gain) loss on certain warrants/shares classified as derivative liabilities, litigation, settlements, and related costs, severance, income on equity method investment, transaction costs associated with debt and equity financings, and investment loss on short-term investments. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.

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
The table below reconciles our net loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(9,397)	$(33,431)	$(25,207)	$(50,746)
Interest income	(330)	(648)	(730)	(1,083)
Interest expense	3,029	2,242	5,663	4,095
Income tax expense	252	9	322	122
Depreciation and amortization	11,277	11,776	22,461	21,431
Stock-based compensation expense	2,362	2,311	5,725	5,323
(Gain) loss on derivatives	(5,273)	11,098	(5,019)	9,567
Litigation, settlements, and related costs	165	—	165	—
Severance	60	111	141	199
Income on equity method investment	—	(56)	—	(585)
Transaction costs associated with debt and equity financings	—	833	—	1,738
Investment loss on short-term investments	—	—	—	55
Adjusted EBITDA	$2,145	$(5,755)	$3,521	$(9,884)

Liquidity and Capital Resources
As of June 30, 2024, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $25.6 million and $32.8 million as of June 30, 2024 and December 31, 2023, respectively, and our short-term investments totaled $15.7 million and $19.7 million as of June 30, 2024 and December 31, 2023, respectively. We have incurred losses and generated negative cash flows from operations since our inception in September 2014. As of June 30, 2024, we had an accumulated deficit of $624.2 million.
Our short-term liquidity as of June 30, 2024 was comprised of the following:

(in thousands)
Cash and cash equivalents	$25,552
Restricted cash	1,097
Short-term investments(1)	15,680
$42,329
(1) Short-term investments are included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of June 30, 2024 was $42.3 million. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions.
We have contract assets of $28.2 million and we anticipate receiving the majority of our contract assets in payments over the next 12 months as interim milestones on a few major customer contracts are met and expected to be billed, further enhancing our liquidity. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations.
In April 2024, we entered into a commercial bank line with Stifel Bank, as lender. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. The commercial bank line matures on June 30, 2026. As of June 30, 2024, we had borrowed $20.0 million in revolving loans. We plan to use the proceeds of the loans for the funding of growth initiatives, including working capital needs, and general corporate purposes. The Company may increase or decrease its borrowings at its discretion with no penalty to meet the funding needs of these growth initiatives.
The commercial bank line accrues interest at a rate equal to the greater of (A) the prime rate or (B) 6%. Interest on the loan is payable quarterly in arrears. We are required to pay an unused line fee of 0.25% per annum, payable quarterly in arrears. We may borrow, prepay, and re-borrow revolving loans, without premium or penalty. The principal amount of outstanding loans, together with accrued and unpaid interest, is due on the loan maturity date. We are also obligated to pay a fee to the lender upon the occurrence of certain change of control events or the refinancing, repayment, or termination of the commercial bank line, along with other customary fees for a loan facility of this size and type.
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
The commercial bank line includes customary events of default, including payment defaults, covenant breach defaults, cross defaults with certain other material indebtedness, bankruptcy and insolvency defaults, and a material adverse effect default, as well as an event of default for certain impairments of the availability of our at-the-market ("ATM") facility. The occurrence of an event of default could result in the acceleration of our obligations under the commercial bank line, the termination of Stifel Bank’s commitments, a 5% increase in the applicable rate of interest, and the exercise by Stifel Bank of other rights and remedies provided for under the commercial bank line.
We were in compliance with all covenants as of June 30, 2024 and expect to remain in compliance with all covenants in the next 12 months from the issuance of the financial statements.
The Company also has the ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering, of which we have sold $3.2 million during the six months ended June 30, 2024. If we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
The Company entered into a vendor financing agreement for multiple launches providing for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. See Note 7—“Debt and Other Financing” of the notes to the consolidated financial statements for further information on our debt and financing arrangements and Note 14 —" Commitments and Contingencies" of the notes to the consolidated financial statements for further information on our contractual obligations.

Funding Requirements
We continue to generate positive Adjusted EBITDA; however, we cannot be sure our revenues will continue to exceed expenses in the near term due to the ongoing investments we are making in sales, marketing and products to increase our market share. We expect to continue to incur capital expenditures as we procure and launch Gen-3 satellites, as well as investing in our BlackSky Spectra software platform to significantly expand our product capabilities in the future. Please refer to the section entitled "Non-GAAP Financial Measures" for additional information on our definition of Adjusted EBITDA.

Short-Term Liquidity Requirements
As of June 30, 2024, our current assets were $82.4 million, consisting primarily of cash and cash equivalents, short-term investments, and contract assets.
As of June 30, 2024, our current liabilities were $19.7 million, consisting primarily of accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments in our BlackSky Spectra software platform and internal infrastructure that will enable us to continue to scale the business efficiently and securely. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and/or the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2024 and 2023. Our short-term liquidity at June 30, 2024 was $42.3 million. Short-term investments of $15.7 million are not classified as cash, cash equivalents, or restricted cash.

	Six Months Ended June 30,		$
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(5,602)	$(15,625)	$10,023
Net cash used in investing activities	(23,048)	(6,655)	(16,393)
Net cash provided by financing activities	21,865	28,199	(6,334)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,785)	5,919	(12,704)
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016	(3,582)
Cash, cash equivalents, and restricted cash – end of period	$26,649	$42,935	$(16,286)

Operating activities
For the six months ended June 30, 2024, net cash used in operating activities was $5.6 million. The contributor to the significant decrease in cash used during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, gain (loss) on derivatives, and other non-cash items. The operating loss decrease in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to increased professional & engineering services revenue from a new significant engineering contract that began after the comparable prior period as well as increased imagery revenue driven by incremental subscription orders and renewals from existing customers.

Investing activities
The change in net cash used in investing activities was primarily due to decreased proceeds from the redemption and maturity of $18.0 million of our short-term investments in corporate debt and governmental securities in addition to decreased purchases of these same type of investments of $13.5 million during the six months ended June 30, 2024. Comparatively, during the six months ended June 30, 2023, we recognized $41.1 million related to the redemption and maturity of short-term investments, largely due to restructuring our banking relationships with new and existing financial institutions; during the six months ended June 30, 2023, we purchased $19.4 million of short-term investments to replace maturing investments.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform. The total amount paid for capital expenditures was relatively flat during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Financing activities
The decrease in cash flows from financing activities in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is due to the decrease in proceeds from our equity issuances, net of equity issuance costs. Our equity issuances in the six months ended June 30, 2024 of $2.9 million included the sale of 2.6 million shares under our ATM offering program, which resulted in $3.2 million in gross proceeds. Our equity issuances in the six months ended June 30, 2023 included a private placement of 16.4 million shares at a purchase price of $1.79 per share, which resulted in $29.4 million in gross proceeds as well as the sale of 1.0 million shares under our ATM offering program, which resulted in $1.9 million in gross proceeds. The decrease in proceeds from equity issuances was partially offset by borrowings from our revolving credit facility of $20.0 million during the six months ended June 30, 2024.

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
Equity-Based Compensation
We have equity and equity-based awards outstanding under our 2021 Equity Incentive Plan ("2021 Plan"), 2014 Equity Incentive Plan ("2014 Plan"), and Amended and Restated 2011 Equity Incentive Plan ("2011 Plan"). Awards issued include stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"). In addition, our eligible employees are able to participate in our 2021 Employee Stock Purchase Plan ("ESPP") pursuant to purchase right offerings that are established under the ESPP.
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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain (loss) on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

On May 7, 2024, a putative class action relating to the merger (the “Merger”) of BlackSky Holdings, Inc. (“Legacy BlackSky”) on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (“Osprey”) was filed in the Delaware Court of Chancery. The action is captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserts breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and a director of Legacy BlackSky. The Drulias complaint alleges the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the proxy disseminated in connection with the approval of the Merger (the “Merger Proxy”). The Drulias complaint further alleges that a Legacy BlackSky director aided and abetted breaches of fiduciary duty by the Osprey Directors by conspiring with them to provide misleading financial information in connection with the Merger Proxy. The Drulias complaint seeks, among other things, damages and attorneys’ fees and costs. The terms of the Merger required us to indemnify the directors of Osprey. We believe that the complaint is without merit, and we are evaluating potential outcomes.

On May 8, 2024, a putative class action relating to the Merger was filed in the Delaware Court of Chancery. The action is captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserts breach of fiduciary duty claims against the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against Legacy BlackSky and certain directors and officers of Legacy BlackSky; and unjust enrichment claims against the Sponsor and an Osprey director. The Cheriyala complaint alleges the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the Merger Proxy. The Cheriyala complaint further alleges that Legacy BlackSky and certain of its directors and officers prepared misleading projections that did not accurately reflect Legacy BlackSky’s financial prospects, which aided and abetted the Sponsor’s and Osprey Board’s dissemination of misleading information in the Merger Proxy. The Cheriyala complaint seeks, among other things, damages and attorneys’ fees and costs. We believe that the complaint is without merit and we are evaluating potential outcomes.

Though BlackSky Technology Inc. is not named in either suit, we expect to have certain indemnification requirements of directors, officers and former directors and officers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended June 30, 2024, we raised gross proceeds of $1.8 million through the sale of 1,638,207 shares in our ATM offering. We sold such shares at an average purchase price per share of $1.13. After deducting commissions and other offering expenses associated with the ATM offering of $0.2 million, the net proceeds to us from the transactions were $1.6 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.1**	Loan and Security Agreement, dated as of April 11, 2024, by and among BlackSky Technology Inc., BlackSky Holdings, Inc., BlackSky Geospatial Solutions, Inc. (n/k/a BlackSky Geospatial Solutions, LLC), BlackSky Global LLC, SFI IP Holdco LLC, BlackSky International LLC, Building 5 LLC and Stifel Bank	8-K	001-39113	10.1	April 15, 2024
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

August 8, 2024	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
(Principal Accounting Officer)