Form 10-Q
period 2024-09-30
BlackSky Technology Inc.
filed 2024-11-07
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39113
___________________________________
BLACKSKY TECHNOLOGY INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	83-1833760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2411 Dulles Corner Park Suite 300 Herndon, Virginia	20171
(Address of Principal Executive Offices)	(Zip Code)
(571) 267-1571
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BKSY	The New York Stock Exchange
Warrants, exercisable for shares of Class A common stock at an exercise price of $92.00 per share	BKSY.W	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2024, there were 30,778,934 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$56,159	$32,815
Restricted cash	1,147	619
Short-term investments	7,090	19,697
Accounts receivable, net of allowance of $0 and $151, respectively	10,284	7,071
Prepaid expenses and other current assets	5,086	3,916
Contract assets	26,736	15,213
Total current assets	106,502	79,331
Property and equipment - net	46,945	67,116
Operating lease right of use assets - net	2,559	1,630
Goodwill	9,393	9,393
Intangible assets - net	936	1,357
Satellite procurement work in process	76,504	55,976
Other assets	2,616	9,263
Total assets	$245,455	$224,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,683	$11,573
Amounts payable to equity method investees	—	10,843
Contract liabilities - current	4,224	3,670
Debt - current portion	324	—
Other current liabilities	1,523	1,405
Total current liabilities	18,754	27,491
Operating lease liabilities	7,043	3,041
Derivative liabilities	6,556	15,149
Long-term debt - net of current portion	98,427	83,502
Other liabilities	4,408	1,724
Total liabilities	135,188	130,907
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 30,779 and 18,154 shares; outstanding, 30,482 shares and 17,855 shares as of September 30, 2024 and December 31, 2023, respectively.	3	2
Additional paid-in capital	747,032	692,127
Accumulated deficit	(636,768)	(598,970)
Total stockholders’ equity	110,267	93,159
Total liabilities and stockholders’ equity	$245,455	$224,066

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Imagery & software analytical services	$17,276	$15,264	$52,578	$46,352
Professional & engineering services	5,273	5,996	19,145	12,632
Total revenue	22,549	21,260	71,723	58,984
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,682	3,479	10,559	10,634
Professional & engineering service costs, excluding depreciation and amortization	2,968	3,288	10,006	11,137
Selling, general and administrative	17,961	17,572	54,991	55,289
Research and development	43	133	785	525
Depreciation and amortization	11,125	11,304	33,586	32,735
Operating loss	(13,230)	(14,516)	(38,204)	(51,336)
Gain on derivatives	3,574	17,012	8,593	7,445
Income on equity method investment	—	328	—	913
Interest income	257	519	987	1,602
Interest expense	(3,142)	(2,532)	(8,805)	(6,627)
Other (expense) income, net	(22)	2	(19)	(1,808)
(Loss) income before income taxes	(12,563)	813	(37,448)	(49,811)
Income tax expense	(28)	(138)	(350)	(260)
Net (loss) income	(12,591)	675	(37,798)	(50,071)
Other comprehensive income	—	—	—	—
Total comprehensive (loss) income	$(12,591)	$675	$(37,798)	$(50,071)

Basic and diluted (loss) income per share of common stock:
Net (loss) income per share of common stock	$(0.66)	$0.04	$(2.05)	$(3.00)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	17,855	$2	$692,127	$(598,970)	$93,159
Stock-based compensation	—	—	3,488	—	3,488
Issuance of common stock upon exercise of stock options	9	—	1	—	1
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	107	—	—	—	—
Issuance of common stock, net of equity issuance costs	118	—	1,294	—	1,294
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(36)	—	(419)	—	(419)
Net loss	—	—	—	(15,810)	(15,810)
Balance as of March 31, 2024	18,054	2	696,491	(614,780)	81,713
Stock-based compensation	—	—	2,515	—	2,515
Issuance of common stock upon exercise of stock options and ESPP shares purchased	27	—	156	—	156
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	41	—	—	—	—
Issuance of common stock, net of equity issuance costs	205	—	1,649	—	1,649
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(12)	—	(105)	—	(105)
Net loss	—	—	—	(9,397)	(9,397)
Balance as of June 30, 2024	18,316	2	700,706	(624,177)	76,531
Stock-based compensation	—	—	2,667	—	2,667
Issuance of common stock upon exercise of stock options	4	—	1	—	1
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	547	—	—	—	—
Issuance of common stock, net of equity issuance costs	11,676	1	44,100	—	44,101
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(62)	—	(442)	—	(442)
Net loss	—	—	—	(12,591)	(12,591)
Balance as of September 30, 2024	30,482	$3	$747,032	$(636,768)	$110,267

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	14,939	$1	$666,984	$(545,111)	$121,874
Stock-based compensation	—	—	3,214	—	3,214
Issuance of common stock upon exercise of stock options	17	—	3	—	3
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	98	—	—	—	—
Issuance of common stock, net of equity issuance costs	2,050	1	11,128	—	11,129
Net loss	—	—	—	(17,315)	(17,315)
Balance as of March 31, 2023	17,105	2	681,329	(562,426)	118,905
Stock-based compensation	—	—	2,488	—	2,488
Issuance of common stock upon exercise of stock options	12	—	2	—	2
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	83	—	—	—	—
Issuance of common stock, net of equity issuance costs	130	—	995	—	995
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(30)	—	(414)	—	(414)
Net loss	—	—	—	(33,431)	(33,431)
Balance as of June 30, 2023	17,301	2	684,400	(595,857)	88,545
Stock-based compensation	—	—	2,562	—	2,562
Issuance of common stock upon exercise of stock options	11	—	4	—	4
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	209	—	—	—	—
Issuance of common stock, net of equity issuance costs	101	—	908	—	908
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units	(55)	—	(559)	—	(559)
Net income	—	—	—	675	675
Balance as of September 30, 2023	17,568	$2	$687,315	$(595,182)	$92,135

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,798)	$(50,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,586	32,735
Operating lease right of use assets amortization	529	753
Bad debt expense	100	39
Stock-based compensation expense	8,244	7,725
Amortization of debt issuance costs and non-cash interest expense	6,727	249
Gain on derivatives	(8,593)	(7,445)
Non-cash interest income	(630)	(551)
Loss on impairment of assets	71	—
Loss on disposal of assets	44	127
Income on equity method investment	—	(913)
Changes in operating assets and liabilities:
Accounts receivable	(3,313)	359
Contract assets - current and long-term	(5,133)	(5,271)
Prepaid expenses and other current assets	(1,148)	(13)
Other assets	2,525	1,144
Accounts payable and accrued liabilities	(967)	834
Other current liabilities	194	(640)
Contract liabilities - current and long-term	1,005	(175)
Other liabilities	(10)	5,316
Net cash used in operating activities	(4,567)	(15,798)
Cash flows from investing activities:
Purchase of property and equipment	(12,289)	(12,296)
Satellite procurement work in process	(28,410)	(23,603)
Purchases of short-term investments	(13,488)	(29,167)
Proceeds from maturities of short-term investments	26,725	50,110
Proceeds from sale of property and equipment	—	22
Net cash used in investing activities	(27,462)	(14,934)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	47,343	30,868
Proceeds from issuance of debt	20,000	—
Proceeds from options exercised and ESPP shares purchased	157	9
Debt payments	(10,000)	—
Withholding tax payments on vesting of restricted stock units	(967)	(972)
Payments for debt issuance costs	(632)	—
Payments of transaction costs for debt modification	—	(1,311)
Payments of transaction costs related to derivative liabilities	—	(905)
Net cash provided by financing activities	55,901	27,689
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,872	(3,043)
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016
Cash, cash equivalents, and restricted cash – end of period	$57,306	$33,973
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2024	2023

Cash and cash equivalents	$56,159	$32,138
Restricted cash	1,147	1,835
Total cash, cash equivalents, and restricted cash	$57,306	$33,973

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,208	$—
Cash paid for income taxes	377	182
Supplemental disclosures of non-cash financing and investing information:
Increase of debt principal for paid-in-kind interest	$4,105	$3,490
Property and equipment additions (credits received) accrued but not yet paid, net	1,606	(226)
Vendor financed satellite procurement costs	1,500	—
Credits from LeoStella applied to satellite procurement costs	966	122
Accretion of short-term investments' discounts and premiums	630	531
Capitalized stock-based compensation	426	539
Equity issuance costs accrued but not yet paid	313	90
Capitalized interest for property and equipment placed into service	—	220
Satellite procurement costs included in settlement with LeoStella	—	36
Debt modification costs accrued but not yet paid	—	6
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024

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
In September 2024, the Company effected a one-for-eight reverse stock split (the "Reverse Stock Split") of its issued Class A common stock. As a result, every eight shares of its issued common stock were combined into one share of common stock. No fractional shares of the Company's common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of the common stock as reported on the New York Stock Exchange ("NYSE") on September 6, 2024, the date of the effective time of the Reverse Stock Split. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of the Company's common stock. These notes to the unaudited condensed consolidated financial statements and the accompanying unaudited condensed consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented. The shares of common stock retained a par value of $0.0001 per share.
The Company's equity issuances during the nine months ended September 30, 2024 included a public offering of shares and shares sold as part of the Company's at-the-market (“ATM”) offering program. In September 2024, the Company raised gross proceeds of $46.0 million via a public offering comprised of 11.5 million shares of the Company's Class A common stock for a public offering price of $4.00 per share. The Company also sold 500 thousand shares from the ATM offering at an average purchase price per share of $9.68, resulting in gross proceeds of $4.8 million during the nine months ended September 30, 2024. The transaction costs of $3.8 million for the equity issuances incurred during the nine months ended September 30, 2024, consisting of underwriting discounts and commissions, legal fees, and placement agent fees, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

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
As of September 30, 2024 and December 31, 2023, the Company’s short-term investments had a carrying value of $7.1 million and $19.7 million, respectively, which represents amortized cost, and an aggregate fair value of $7.1 million and $19.7 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.

Equity Method Investments
Investments where the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting and are included in investment in equity method investees on the Company's unaudited condensed consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership voting interest in the investee or retains a voting seat on the investee's board of directors. In evaluating whether the Company has significant influence, the Company considers the nature of its ownership interest in the investee, as well as other factors that may give the Company the ability to exercise significant influence over the investee's operating and capital financial policies. Under this method of accounting, the Company's share of the net earnings or losses of the investee are included in the Company's unaudited condensed consolidated statements of operations and comprehensive (loss) income. The Company did not recognize any percentage of LeoStella's estimated net loss during the nine months ended September 30, 2024 since its investment in LeoStella was $0 as of December 31, 2023. The investment in LeoStella was $0 in the Company's unaudited condensed consolidated balance sheets as of September 30, 2024. The Company currently accounts for its LeoStella joint venture as its only equity method investment. The investment in LeoStella is not significant to the financial statements.
Intra-entity profits arising from the sale of assets from the equity method investments to the Company are eliminated and deferred if those assets are still held by the Company at the end of the reporting period. The intra-entity profits will be recognized as the assets are consumed. As of September 30, 2024 and December 31, 2023, the Company had differences between the carrying value of its equity method investment and the underlying equity in the net assets of the investee of $0.3 million and $1.2 million, respectively.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(2)	2024(1)	2023(2)
	(in thousands)
Revenue	$(785)	$1,002	$218	$(498)
Basic and diluted net (loss) income per share	$(0.04)	$0.06	$0.01	$(0.03)
(1) For the nine months ended September 30, 2024, the Company had a favorable EAC adjustment of $1.2 million for an existing individual professional services contract. The remaining EAC adjustments are not individually significant to the Company.
(2) For the three and nine months ended September 30, 2023, the Company had favorable EAC adjustments of $1.0 million and $1.1 million respectively, for an existing individual professional services contract. The remaining EAC adjustments are not individually significant to the Company.

For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company generally recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the "Merger") with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were separate awards. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive (loss) income based upon the classification of each employee's cash compensation. As of September 30, 2024, 6 thousand RSUs with performance vesting conditions were outstanding and the associated remaining expense of $0.1 million will be recognized through September 30, 2025.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant any options during the nine months ended September 30, 2024. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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
The following table disaggregates revenue by type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Imagery	$15,565	$13,507	$46,783	$39,197
Data, software, and analytics	1,711	1,757	5,795	7,155
Professional services	4,536	5,565	14,195	11,900
Engineering services	737	431	4,950	732
Total revenue	$22,549	$21,260	$71,723	$58,984
The approximate revenue based on geographic location of end customers is as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
North America	$13,392	$14,433	$43,613	$42,944
Middle East	3,385	2,738	10,029	5,633
Asia Pacific	5,549	3,827	17,323	9,629
Other	223	262	758	778
Total revenue	$22,549	$21,260	$71,723	$58,984
Revenue from categories of end customers for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
U.S. federal government and agencies	$12,903	$14,041	$41,608	$41,780
International governments	9,048	6,846	28,095	16,100
Commercial and other	598	373	2,020	1,104
Total revenue	$22,549	$21,260	$71,723	$58,984

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of September 30, 2024, the Company had $250.5 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $24.6 million,

$57.3 million, and $168.6 million in the three months ended December 31, 2024, fiscal year 2025, and thereafter, respectively.
5. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Contract assets - current:
Unbilled revenue	$26,736	$15,213
Total contract assets - current	$26,736	$15,213

Contract assets - long-term:
Unbilled revenue - long-term	$1,321	$8,150
Other contract assets - long-term	1,049	610
Total contract assets - long-term(1)	$2,370	$8,760

Contract liabilities - current:
Deferred revenue - current	$4,224	$3,670
Total contract liabilities - current	$4,224	$3,670

Contract liabilities - long-term:
Other contract liabilities - long-term	$620	$169
Total contract liabilities - long-term(2)	$620	$169
(1) Total contract assets - long term is included in other assets in the unaudited condensed consolidated balance sheets.
(2) Total contract liabilities - long term is included in other liabilities in the unaudited condensed consolidated balance sheets.
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

Changes in short-term and long-term contract assets and contract liabilities for the nine months ended September 30, 2024 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2024	$23,973	$3,839
Billings or revenue recognized that was included in the beginning balance	(9,938)	(3,252)
Changes in contract assets or contract liabilities, net of reclassification to receivables	14,359	3,751
Cumulative catch-up adjustment arising from changes in estimates to complete	273	66
Cumulative catch-up adjustment arising from contract modifications	—	(11)
Changes in costs to fulfill and amortization of commission costs	439	—
Changes in contract commission costs	—	451
Balance as of September 30, 2024	$29,106	$4,844

6. Property and Equipment - net
The following summarizes property and equipment - net as of:

	September 30,	December 31,
	2024	2023
	(in thousands)
Satellites	$107,004	$125,124
Software	30,025	20,384
Software development in process	2,634	2,673
Computer equipment	1,830	1,642
Office furniture and fixtures	7,207	4,039
Other equipment	866	811
Site equipment	2,502	2,557
Total	152,068	157,230
Less: accumulated depreciation	(105,123)	(90,114)
Property and equipment — net	$46,945	$67,116

7. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	September 30,	December 31,
	2024	2023
	(in thousands)
Current portion of long-term debt	$375	$—
Non-current portion of long-term debt	99,808	84,578
Total long-term debt	100,183	84,578
Unamortized debt issuance costs	(1,432)	(1,077)
Outstanding balance	$98,751	$83,502

	Effective Interest Rate	September 30,		December 31,
Name of Loan		2024		2023
		(in thousands)
Loans from Related Parties	12.23% - 12.57%	$88,683		$84,578
Satellite Procurement Vendor Financing	10.86%	1,500		—
Commercial Bank Line	11.46%	10,000	—	—
Total		$100,183		$84,578
Satellite Procurement Vendor Financing
In November 2023, the Company entered into a vendor financing agreement for multiple launches providing for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. During the nine months ended September 30, 2024, the Company incurred $1.5 million of long-term debt related to the vendor financing agreement.
Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. As of September 30, 2024, there was $10.0 million outstanding under the revolving credit facility. The commercial bank line matures on June 30, 2026.
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
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $114.1 million and $78.7 million as of September 30, 2024 and December 31, 2023, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

8. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income (see Note 13). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of September 30, 2024 and December 31, 2023.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at September 30, 2024:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain in Value for the Nine Months Ended September 30, 2024	Fair Value as of September 30, 2024
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$313	$482
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	292	125
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	83	83
Private Placement Warrants - Issued March 2023	2,050	17.61	N/A	9/8/2028	Liability	7,218	5,249
In addition, the Company has 221 thousand Class A common stock warrants outstanding which have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and are included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

9. Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Transaction costs associated with debt and equity financings	$—	$—	$—	$(1,738)
Other	(22)	2	(19)	(70)
	$(22)	$2	$(19)	$(1,808)

10. Net (Loss) Income Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands except per share information)
Net (loss) income available to common stockholders - basic and diluted	$(12,591)	$675	$(37,798)	$(50,071)
Weighted average common shares outstanding:
Shares used in the computation of basic net (loss) income per share	19,120	17,360	18,394	16,683
Dilutive effect of common stock equivalents	—	523	—	—
Shares used in the computation of diluted net (loss) income per share	19,120	17,883	18,394	16,683
Basic and diluted net (loss) income per share	$(0.66)	$0.04	$(2.05)	$(3.00)

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
	(in thousands)
Restricted Class A common stock	—	4	—	4
Class A common stock warrants	221	—	221	221
Stock options	880	1,034	880	1,143
Restricted stock units	2,558	411	2,558	2,275
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977	1,977	1,977
Private Placement Warrants (exercisable for Class A common stock) treated as liability	3,091	3,091	3,091	3,091
Sponsor Shares	296	296	296	296

11. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income as indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$34	$40	$138	$185
Professional & engineering service costs, excluding depreciation and amortization	108	97	359	391
Selling, general and administrative	2,377	2,265	7,747	7,149
Total stock-based compensation expense	$2,519	$2,402	$8,244	$7,725
The Company recorded stock-based compensation related to capitalized internal labor for software development activities of $0.1 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in property, plant, and equipment - net in the unaudited condensed consolidated balance sheets.

12. Related Party Transactions
A summary of the Company’s related party transactions during the nine months ended September 30, 2024 and 2023 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Nine Months Ended September 30,		September 30,	December 31,
	Nature of Relationship		2024	2023	2024	2023
Name		Description of the Transactions	(in thousands)
LeoStella	Joint Venture with Thales Alenia Space	The Company owns 50% of LeoStella, its joint venture with Thales. The Company contracts with LeoStella for the design, development and manufacture of satellites to operate its business.	$23,422	$14,731	$—	$10,843
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	417	333	—	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	3,666	4,459	—	750
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	277	—	23,900	22,793
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	1,050	—	64,783	61,785
The Company recorded revenue from related parties of $0.4 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. The Company did not record revenue from related parties for the three and nine months ended September 30, 2023. Accounts receivable from related parties was $0 as of September 30, 2024 and December 31, 2023.
Interest on the term loan facility is accrued and is due semi-annually. The Company made interest payments of $1.0 million during the nine months ended September 30, 2024. The Company did not make any interest payments during the three months ended September 30, 2024 or during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company had interest due to related parties of $4.5 million, of which $0.9 million is to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $3.6 million is paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2023, the Company had interest due to related parties of $1.7 million, of which $0.3 million was included in other current liabilities and $1.4 million was included in other liabilities.

13. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

September 30, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$482	$—	$—
Private Placement Warrants - Issued October 2019	—	—	208
Private Placement Warrants - Issued March 2023	—	—	5,249
Sponsor Shares	—	—	617
	$482	$—	$6,074

December 31, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$795	$—	$—
Private Placement Warrants - Issued October 2019	—	—	583
Private Placement Warrants - Issued March 2023	—	—	12,467
Sponsor Shares	—	—	1,304
	$795	$—	$14,354
The carrying values of the following financial instruments approximated their fair values as of September 30, 2024 and June 30, 2024 based on their maturities: cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2024 or 2023.
Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2023 of $11.1 million included the Sponsor Shares, the October 2019 Private Placement Warrants, and the March 2023

Private Placement Warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Gain from changes in fair value	(687)	(375)	(7,218)
Balance as of September 30, 2024	$617	$208	$5,249

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
At a hearing held on October 4, 2024, the Court of Chancery granted Drulias’ motion to (i) consolidate the Drulias and Cheriyala actions, and (ii) appoint Drulias as lead plaintiff, and Drulias’ counsel as lead counsel, in the consolidated action.
Though BlackSky Technology Inc. is not named in either suit, the Company expects to have certain indemnification requirements of directors, officers and former directors and officers.

Compliance with Debt Covenants
As of September 30, 2024, all debt instruments contain customary covenants and events of default. The Company was in compliance with all financial and non-financial covenants as of September 30, 2024.

Other Commitments
During 2023, the Company entered into a new operating lease for office space with a commencement date in January 2024 and an expiration date in August 2036. The Company recognized a long-term operating lease liability of $3.9 million in its unaudited condensed consolidated balance sheets during the nine months ended September 30, 2024.
In addition to the above, the Company entered into various operational commitments for the next several years totaling $2.0 million during the nine months ended September 30, 2024.
15. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. Accounts receivable related to U.S. federal government and agencies was $4.4 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
U.S. federal government and agencies	57%	66%	58%	71%
Customer B	19%	17%	16%	16%
Customer C	12%	13%	13%	*

	Accounts Receivable
	As of September 30, 2024	As of December 31, 2023
	(in thousands)
U.S. federal government and agencies	43%	83%
Customer B	*	*
Customer C	32%	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of September 30, 2024 and 2023, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

16. Subsequent Events
On November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella, and LeoStella became a wholly-owned subsidiary of BlackSky Holdings, Inc. We expect that this acquisition will allow the Company to improve its control over the Gen-3 supply chain and production operations. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

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
In September 2024, we effected a one-for-eight reverse stock split (the “Reverse Stock Split”) of our issued Class A common stock, par value $0.0001 per share (“common stock”). As a result, every eight shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of our common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of our common stock as reported on the New York Stock Exchange ("NYSE") on September 6, 2024, the date of the effective time of the Reverse Stock Split. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of our common stock. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives retroactive effect to the Reverse Stock Split for all periods presented. The shares of common stock retained a par value of $0.0001 per share.

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
Our next generation satellites (“Gen-3”), expected to ship to the launch site in the coming weeks, are designed to improve imaging resolution even further and include short wave infrared imaging technology for a broad set of imaging conditions, including nighttime and low-light. We believe these advancements will expand the relevance and certainty of our analytics to continue to ensure our importance to our customers. We also believe the combination of our high-revisit, small satellite constellation, our BlackSky Spectra platform, and low constellation cost is transforming the market for real-time, space-based imagery and analytics.
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
We generate revenue by selling On-Demand and Assured product and service offerings that support a broad range of applications including national security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. These offerings include a predefined, standard set of imagery and software analytics products accessible via our basic subscription plan through our BlackSky Spectra software platform, plus professional and engineering services provided to customers on a project-by-project basis. We offer a variety of pricing and utilization options for our imagery and software analytical service offerings, with the majority of our agreements structured as subscription contracts, followed by usage-based pricing and transactional licenses. These options provide customers flexibility to utilize our imagery and software analytical services in a manner that best suits their business needs. We offer a range of pricing tiers that enables the customer to manage collection priorities, when during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. Variable and fixed price plans allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
Components of Operating Results
Revenue
Our revenue is generated by selling imagery and software analytics services through our BlackSky Spectra platform and by providing professional and engineering services to strategic customers on a project basis.
•Imagery and Software Analytical Services Revenue
◦Imagery: We offer our customers high-revisit, on-demand high resolution electro optical satellite imaging services. Through our BlackSky Spectra software platform, customers can directly task our proprietary satellite constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. We offer customers several service level options that include annual plans for access to capacity subscriptions for on-demand tasking or multi-year assured access programs, where customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include internal aerospace and geospatial software development labor, third-party data and imagery, internal labor to support the ground stations and space operations, and cloud computing and hosting services. Costs are expensed as incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive (loss) income based upon the classification of each employee's cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical services costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The following table provides the components of results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$17,276	$15,264	$2,012	13.2%	$52,578	$46,352	$6,226	13.4%
Professional & engineering services	5,273	5,996	(723)	(12.1)%	19,145	12,632	6,513	51.6%
Total revenue	22,549	21,260	1,289	6.1%	71,723	58,984	12,739	21.6%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,682	3,479	203	5.8%	10,559	10,634	(75)	(0.7)%
Professional & engineering service costs, excluding depreciation and amortization	2,968	3,288	(320)	(9.7)%	10,006	11,137	(1,131)	(10.2)%
Selling, general and administrative	17,961	17,572	389	2.2%	54,991	55,289	(298)	(0.5)%
Research and development	43	133	(90)	(67.7)%	785	525	260	49.5%
Depreciation and amortization	11,125	11,304	(179)	(1.6)%	33,586	32,735	851	2.6%
Operating loss	(13,230)	(14,516)	1,286	8.9%	(38,204)	(51,336)	13,132	25.6%
Gain on derivatives	3,574	17,012	(13,438)	(79.0)%	8,593	7,445	1,148	15.4%
Income on equity method investment	—	328	(328)	(100.0)%	—	913	(913)	(100.0)%
Interest income	257	519	(262)	(50.5)%	987	1,602	(615)	(38.4)%
Interest expense	(3,142)	(2,532)	(610)	(24.1)%	(8,805)	(6,627)	(2,178)	(32.9)%
Other (expense) income, net	(22)	2	(24)	NM	(19)	(1,808)	1,789	98.9%
(Loss) income before income taxes	(12,563)	813	(13,376)	NM	(37,448)	(49,811)	12,363	24.8%
Income tax expense	(28)	(138)	110	79.7%	(350)	(260)	(90)	(34.6)%
Net (loss) income	$(12,591)	$675	$(13,266)	NM	$(37,798)	$(50,071)	$12,273	24.5%
•NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$17,276	$15,264	$2,012	13.2%	$52,578	$46,352	$6,226	13.4%
% of total revenue	76.6%	71.8%			73.3%	78.6%

Professional & engineering services revenue	5,273	5,996	(723)	(12.1)%	19,145	12,632	6,513	51.6%
% of total revenue	23.4%	28.2%			26.7%	21.4%

Total revenue	$22,549	$21,260	$1,289	6.1%	$71,723	$58,984	$12,739	21.6%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by incremental imagery and analytics subscription orders and renewals from existing customers for additional services.
Professional and Engineering Services Revenue
Professional and engineering services revenue decreased for the three months ended September 30, 2024, as compared to the same period in 2023, due to a contract's satisfaction of milestones in the third quarter of 2023, which completed the performance obligations. This decrease in revenue was partially offset by revenue recognized for costs incurred on a firm-fixed price contract that did not begin until the fourth quarter of 2023.

For the nine months ended September 30, 2024, as compared to the same period in 2023, professional and engineering services revenue increased as a result of incremental revenue generated from two significant engineering contracts that were new in 2023. One of these contracts included favorable changes in the estimation of total costs at completion from identified changes in an engineering program which produced incremental revenue on a cumulative catch-up basis that occurred in the third quarter of 2023 and again during the second quarter of 2024. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—"Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q. The increase in revenue from these two contracts was partially offset by a decrease in revenue related to a contract's satisfaction of milestones in the third quarter of 2023, which completed the performance obligations.

Costs and Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,682	$3,479	$203	5.8%	$10,559	$10,634	$(75)	(0.7)%
Professional & engineering service costs, excluding depreciation and amortization	2,968	3,288	(320)	(9.7)%	10,006	11,137	(1,131)	(10.2)%
Total costs	$6,650	$6,767	$(117)	(1.7)%	$20,565	$21,771	$(1,206)	(5.5)%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, increased for the three months ended September 30, 2024, as compared to the same period in 2023, as a result of increased regulatory compliance costs. For the nine months ended September 30, 2024, as compared to the same period in 2023, imagery & software analytical service costs, excluding depreciation and amortization remained flat.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to fewer direct material costs incurred on a professional services contract, which was driven by an increase in the program's maturity year-over-year. The decreases were partially offset by an increase in satellite procurement work under a firm-fixed price contract that began in the fourth quarter of 2023.

Selling, General, and Administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$10,396	$10,368	$28	0.3%	$31,469	$31,247	$222	0.7%
Stock-based compensation expense	2,377	2,265	112	4.9%	7,747	7,149	598	8.4%
Information technology and other administrative expenses	2,235	2,127	108	5.1%	6,421	6,712	(291)	(4.3)%
Selling and marketing	947	877	70	8.0%	2,846	2,890	(44)	(1.5)%
Professional fees	875	800	75	9.4%	2,922	2,820	102	3.6%
Insurance	463	590	(127)	(21.5)%	1,401	2,260	(859)	(38.0)%
Rent expense	445	354	91	25.7%	1,409	1,424	(15)	(1.1)%
Development costs	223	190	33	17.4%	776	787	(11)	(1.4)%
Selling, general and administrative	$17,961	$17,571	$390	2.2%	$54,991	$55,289	$(298)	(0.5)%

Selling, general, and administrative expenses remained relatively flat during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. Corporate insurance premiums decreased year over year as we've been able to negotiate better rates. Stock-based compensation increased primarily due to the acceleration of expense for options that were voluntarily forfeited during the first quarter of 2024 as well as new stock awards issued in the third quarter of 2024.

The following is our forecast for total RSU expense as of September 30, 2024, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the remainder of 2024	$2,618
For the years ending December 31,
2025	9,498
2026	6,772
2027	3,680
2028	1,313
$23,882

Research and Development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Research and development	$43	$133	$(90)	(67.7)%	$785	$525	$260	49.5%

Research and development expense decreased for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2024, as compared to the same periods in 2023. The fluctuations were driven by the timing of contracts from third-party vendors who fulfill our strategic projects as research and development expense. We continue to invest in our research and development initiatives to significantly expand our product capabilities in the future.

Depreciation and Amortization

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Depreciation of satellites	$8,221	$9,598	$(1,377)	(14.3)%	$25,693	$28,413	$(2,720)	(9.6)%
Depreciation of all other property and equipment	2,764	1,566	1,198	76.5%	7,472	3,901	3,571	91.5%
Amortization	140	140	—	—%	421	421	—	—%
Depreciation and amortization	$11,125	$11,304	$(179)	(1.6)%	$33,586	$32,735	$851	2.6%

Depreciation expense from satellites decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 as satellites became fully depreciated.
Depreciation expense from all other property and equipment increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by the depreciation of increased asset balances for internal-use software as well as the build-out of new office space in 2023.
Amortization expense remained flat for the three and nine months ended September 30, 2024 as compared to the same periods in 2023.

Non-Operating Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(dollars in thousands)
Gain on derivatives	$3,574	$17,012	$(13,438)	(79.0)%	$8,593	$7,445	$1,148	15.4%
Income on equity method investment	—	328	(328)	NM	—	913	(913)	(100.0)%
Interest income	257	519	(262)	(50.5)%	987	1,602	(615)	(38.4)%
Interest expense	(3,142)	(2,532)	(610)	(24.1)%	(8,805)	(6,627)	(2,178)	(32.9)%
Other (expense) income, net	(22)	2	(24)	NM	(19)	(1,808)	1,789	98.9%

Gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated gains during the three and nine months ended September 30, 2024 and 2023.
Income on equity method investment
The fluctuations in income on equity method investment are solely impacted by the operating results of our joint venture LeoStella LLC (“LeoStella”). We did not recognize any percentage of LeoStella's estimated net loss during the three and nine months ended September 30, 2024 since our investment in LeoStella was $0 as of December 31, 2023.
Interest income
Interest income decreased during the three and nine months ended September 30, 2024 as a result of fewer short-term investments held during the periods as compared to the three and nine months ended September 30, 2023.
Interest expense
Interest expense increased during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, as a result of increased debt outstanding during the second and third quarters of 2024 and a higher effective interest rate on our loans from related parties that were amended during the second quarter of 2023.
Other (expense) income, net
For the nine months ended September 30, 2023, other (expense) income, net, included $0.9 million of transaction costs associated with new warrants that are accounted for as derivative liabilities and $0.8 million of transaction costs associated with our debt modification during the second quarter of 2023.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; unrealized (gain) loss on certain warrants/shares classified as derivative liabilities; non-recurring transaction costs; severance; litigation, settlements, and related costs; impairment losses; income on equity method investment; transaction costs associated with debt and equity financings; and investment loss on short-term investments. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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

The table below reconciles our net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(12,591)	$675	$(37,798)	$(50,071)
Interest income	(257)	(519)	(987)	(1,602)
Interest expense	3,142	2,532	8,805	6,627
Income tax expense	28	138	350	260
Depreciation and amortization	11,125	11,304	33,586	32,735
Stock-based compensation expense	2,519	2,402	8,244	7,725
Gain on derivatives	(3,574)	(17,012)	(8,593)	(7,445)
Non-recurring transaction costs	228	—	228	—
Severance	78	363	219	562
Litigation, settlements, and related costs	(28)	—	137	—
Impairment losses	71	—	71	—
Transaction costs associated with debt and equity financings	—	—	—	1,738
Investment loss on short-term investments	—	—	—	55
Income on equity method investment	—	(328)	—	(913)
Adjusted EBITDA	$741	$(445)	$4,262	$(10,329)

Liquidity and Capital Resources
As of September 30, 2024, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $56.2 million and $32.8 million as of September 30, 2024 and December 31, 2023, respectively, and our short-term investments totaled $7.1 million and $19.7 million as of September 30, 2024 and December 31, 2023, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of September 30, 2024, we had an accumulated deficit of $636.8 million.
Our short-term liquidity as of September 30, 2024 was comprised of the following:

(in thousands)
Cash and cash equivalents	$56,159
Restricted cash	1,147
Short-term investments(1)	7,090
$64,396
(1) Short-term investments are included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of September 30, 2024 was $64.4 million. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions.
Our equity issuances during the nine months ended September 30, 2024 included a public offering of shares as well as an at-the-market (“ATM”) offering. In September 2024, we completed a public offering comprised of

11.5 million shares of common stock for a public offering price of $4.00 per share. We received $46.0 million in gross proceeds from this public offering. The Company also has the ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering, of which we sold $4.8 million during the nine months ended September 30, 2024.
We have current contract assets of $26.7 million and we anticipate receiving this amount in payments over the next 12 months as interim milestones on a few major customer contracts are met and expected to be billed, further enhancing our liquidity.
In April 2024, we entered into a commercial bank line with Stifel Bank, as lender. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. The commercial bank line matures on June 30, 2026. As of September 30, 2024, we had borrowed $10.0 million in revolving loans. We may increase or decrease our borrowings at our discretion with no penalty.
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
The commercial bank line includes customary events of default, including payment defaults, covenant breach defaults, cross defaults with certain other material indebtedness, bankruptcy and insolvency defaults, and a material adverse effect default, as well as an event of default for certain impairments of the availability of our ATM facility. The occurrence of an event of default could result in the acceleration of our obligations under the commercial bank line, the termination of Stifel Bank’s commitments, a 5% increase in the applicable rate of interest, and the exercise by Stifel Bank of other rights and remedies provided for under the commercial bank line.
We were in compliance with all covenants as of September 30, 2024 and expect to remain in compliance with all covenants in the next 12 months from the issuance of the financial statements.
The Company entered into a vendor financing agreement for multiple launches providing for $27.0 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. See Note 7—“Debt and Other Financing” of the notes to the consolidated financial statements for further information on our debt and financing arrangements and Note 14—"Commitments and Contingencies" of the notes to the consolidated financial statements for further information on our contractual obligations.
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

Short-Term Liquidity Requirements
As of September 30, 2024, our current assets were $106.5 million, consisting primarily of cash and cash equivalents, short-term investments, and contract assets.
As of September 30, 2024, our current liabilities were $18.8 million, consisting primarily of accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the nine months ended September 30, 2024 and 2023. Our short-term liquidity at September 30, 2024 was $64.4 million. Short-term investments of $7.1 million are not classified as cash, cash equivalents, or restricted cash.

	Nine Months Ended September 30,		$
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(4,567)	$(15,798)	$11,231
Net cash used in investing activities	(27,462)	(14,934)	(12,528)
Net cash provided by financing activities	55,901	27,689	28,212
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,872	(3,043)	26,915
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016	(3,582)
Cash, cash equivalents, and restricted cash – end of period	$57,306	$33,973	$23,333

Operating activities
For the nine months ended September 30, 2024, net cash used in operating activities was $4.6 million. The contributor to the significant decrease in cash used during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was the decrease in the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, gain on derivatives, and other non-cash items. The operating loss decrease in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to increased imagery revenue primarily driven by incremental imagery and analytics subscription orders and renewals from existing customers for additional services as well as increased professional & engineering services revenue primarily driven by a new significant engineering contract that began after the comparable prior period.

Investing activities
The change in net cash used in investing activities was primarily due to decreased proceeds from the redemption and maturity of $26.7 million of our short-term investments in corporate debt and governmental securities in addition to decreased purchases of these same type of investments of $13.5 million during the nine months ended September 30, 2024. Comparatively, during the nine months ended September 30, 2023, we recognized $50.1 million related to the redemption and maturity of short-term investments, largely due to restructuring our banking relationships with new and existing financial institutions; during the nine months ended September 30, 2023, we purchased $29.2 million of short-term investments to replace maturing investments.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform. The total amount paid for capital expenditures increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as we continue to build and prepare for the launch of our Gen-3 satellites.

Financing activities
The most significant impact on the change in net cash provided by financing activities was the receipt of $47.3 million in proceeds from our equity issuances, net of equity issuance costs, in the nine months ended September 30, 2024 as compared to $30.9 million in the nine months ended September 30, 2023. Our equity issuances during the nine months ended September 30, 2024 included a public offering of 11.5 million shares of common stock resulting in $46.0 million in gross proceeds as well as the sale of 0.5 million shares under our ATM offering program which resulted in $4.8 million in gross proceeds. Our equity issuances in the nine months ended September 30, 2023 included a private placement of 2.1 million shares, which resulted in $29.4 million in gross proceeds, as well as the sale of 0.2 million shares under our ATM offering program, which resulted in $2.9 million in gross proceeds.
In addition, we also had borrowings from our revolving credit facility of $20.0 million during the nine months ended September 30, 2024, which were partially offset by $10.0 million of debt payments.

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
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our unaudited condensed consolidated statements of operations and comprehensive (loss) income based on the predominant attributes of the performance obligations.
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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain on derivatives in our unaudited condensed consolidated statements of operations and comprehensive (loss) income. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 and filed by us with the Securities and Exchange Commission (the “SEC”), on May 7, 2024, a putative class action relating to the merger (the “Merger”) of BlackSky Holdings, Inc. (“Legacy BlackSky”) on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (“Osprey”) was filed in the Delaware Court of Chancery. The action is captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserts breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and a director of Legacy BlackSky. The Drulias complaint alleges the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the proxy disseminated in connection with the approval of the Merger (the “Merger Proxy”). The Drulias complaint further alleges that a Legacy BlackSky director aided and abetted breaches of fiduciary duty by the Osprey Directors by conspiring with them to provide misleading financial information in connection with the Merger Proxy. The Drulias complaint seeks, among other things, damages and attorneys’ fees and costs. The terms of the Merger required us to indemnify the directors of Osprey. We believe that the complaint is without merit, and we are evaluating potential outcomes.

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 and filed by us with the SEC, on May 8, 2024, a putative class action relating to the Merger was filed in the Delaware Court of Chancery. The action is captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserts breach of fiduciary duty claims against the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against Legacy BlackSky and certain directors and officers of Legacy BlackSky; and unjust enrichment claims against the Sponsor and an Osprey director. The Cheriyala complaint alleges the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the Merger Proxy. The Cheriyala complaint further alleges that Legacy BlackSky and certain of its directors and officers prepared misleading projections that did not accurately reflect Legacy BlackSky’s financial prospects, which aided and abetted the Sponsor’s and Osprey Board’s dissemination of misleading information in the Merger Proxy. The Cheriyala complaint seeks, among other things, damages and attorneys’ fees and costs. We believe that the complaint is without merit and we are evaluating potential outcomes.

At a hearing held on October 4, 2024, the Court of Chancery granted Drulias’ motion to (i) consolidate the Drulias and Cheriyala actions, and (ii) appoint Drulias as lead plaintiff, and Drulias’ counsel as lead counsel, in the consolidated action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended September 30, 2024, we raised gross proceeds of $1.6 million through the sale of 176,406 shares in our ATM offering. We sold such shares at an average purchase price per share of $9.26. After deducting commissions and other offering expenses associated with the ATM offering of $0.1 million, the net proceeds to us from the transactions were $1.5 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended September 4, 2024					X
10.1	Underwriting Agreement, dated September 24, 2024, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters named therein	8-K	001-39113	1.1	September 25, 2024
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2024	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
(Principal Accounting Officer)