Form 10-K
period 2024-12-31
BlackSky Technology Inc.
filed 2025-03-20
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 was approximately $153,888,579. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 17, 2025, there were 31,639,985 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•our ability to expand our services and offerings to customers both domestically and internationally;
•our ability to expand within our current customer base;
•our expectations about market trends and needs;
•the performance and capabilities of our next generation satellites (“Gen-3”) and related ground systems;
•our ability to add new satellites and sensors to our commercial operations;
•our ability to compete with legacy satellite imaging providers and other emergent geospatial intelligence providers;
•our ability to expand our product capabilities;
•our ability to effectively integrate LeoStella LLC’s operations into our business and improve control over the Gen-3 satellite supply chain and production operations;
•the performance of our BlackSky Spectra® software platform;
•our ability to invest in our software, research and development capabilities;
•our ability to integrate proprietary and third-party sensor data;
•our ability to continue delivering data in a cost-effective manner;
•our ability to comply with laws and regulations applicable to our business;
•our ability to maintain and protect our brand;
•our ability to retain or recruit key employees;
•our ability to maintain intellectual property protection for our products or avoid or defend claims of infringement;
•our anticipated capital expenditures, liquidity, and our estimates regarding our capital requirements;
•our estimates of market growth, future revenue, expenses, cash flows, capital requirements and additional financing;
•our ability to manage the timing of capital expenditures to allow for additional flexibility to optimize our long-term liquidity requirements;
•our ability to optimize our cash spend to meet short- and long-term operational needs;
•the volatility of the trading price of our common stock;
•the impact of local, regional, national and international economic conditions and events; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2014, BlackSky Technology Inc. (herein referred to as “BlackSky,” the “Company,” “we,” “us,” or “our”) is a space-based intelligence company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. BlackSky® is trusted by many of the most demanding U.S. and international government agencies and commercial businesses around the world. We are defining a new category of space-based intelligence products and services with real-time imagery and automated analytics, delivered through an easy-to-use interface coupled with our high-revisit and low latency satellite constellation both designed to help customers see, understand and anticipate change for a decisive strategic advantage. BlackSky can collect imagery and analytics providing dynamic hourly monitoring over many of the most strategic locations on Earth up to 15 times per day from dawn to dusk. By comparison, many traditional Earth observation companies collect imagery at most twice per day.
BlackSky designs, owns and operates the industry’s most advanced, purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra® tasking and analytics software platform with our high resolution, low earth orbit ("LEO") small satellite (“smallsat” or “smallsats”) constellation. Our next generation satellites (“Gen-3”), of which our first satellite launched in February 2025, include significantly enhanced capabilities, including 35-centimeter electro-optical imaging resolution and 1-meter short-wave infrared imaging technology for expanded imaging capabilities in low-light or at night. The Gen-3 constellation will also feature improved data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. BlackSky Spectra is a first-of-its-kind commercial software platform that helps customers monitor activities from space at industry-leading speed, frequency, and economics. The BlackSky constellation is the primary on-orbit sensor and communications architecture that delivers space-based data to BlackSky Spectra. BlackSky’s satellites fly in unconventional, inclined orbits, and with built-in automated systems, the constellation can deliver time-diverse, dawn-to-dusk, rapid revisit imagery, and analytics - all with no humans in the loop. Customers experience the value of BlackSky’s capabilities through subscription-based On-Demand and Assured service and product offerings. BlackSky Spectra gives end users the ability to augment proprietary data collected from our constellations with input from third-party sensors.
The Changing Geospatial Market
The market is shifting away from static, low-frequency satellite imagery and geospatial mapping solutions toward dynamic monitoring, in which on-demand, high-frequency imagery and advanced analytics together deliver real-time space-based intelligence. The number of commercial sensors on orbit has recently expanded from a handful of large, expensive commercial satellites to a much larger set of smaller, less expensive space-based sensors. To capitalize on this paradigm shift, BlackSky has deployed a proprietary satellite constellation that provides high-frequency, high-resolution imagery and built a fully-operational software platform capable of integrating data from our constellation with data from this proliferation of sensors, including other third-party information. Our proprietary software platform, BlackSky Spectra, then applies artificial intelligence ("AI") and machine learning ("ML") techniques to transform these raw data feeds into real-time actionable intelligence.
BlackSky helps customers improve their decision-making processes by incorporating on-demand imagery and AI-driven analytics into their daily operations through our modern, easy-to-use, software-as-a-service (SaaS) customer experience. We deliver our proprietary, on-demand imagery at a lower cost than legacy providers due to our scalable software platform, our capital efficient constellation design, and adaptable pricing models, among other things. BlackSky’s commercial SaaS approach also gives customers the ability to quickly activate custom, space-based intelligence capabilities with minimal established infrastructure or geospatial knowledge.
Our Vertically Integrated Strategic Assets
The need for real-time space-based intelligence is now more important than ever. Recent global events, like the ongoing conflicts in Israel and Sudan, the earthquakes in Turkey and Syria and ongoing tensions in the South China Sea, have reinforced the value of real-time, space-based intelligence. BlackSky is changing the way space is used to deliver vital, actionable intelligence through our two key strategic assets: our high-revisit Earth observation smallsat constellation and our AI-enabled software platform.

Our Satellite Constellation
We design, develop and operate a constellation of proprietary high-resolution, high-revisit small satellites. Our constellation differentiates BlackSky from competitors as it is optimized to provide reliable and dynamic hourly monitoring of the most strategic, high-value locations and assets where we believe approximately 90% of the world's Gross Domestic Product ("GDP") occurs. This constellation also provides automated Non-Earth Imaging services to meet the growing demand for space domain awareness. Whereas many of our competitors are dedicated primarily to mapping the entirety of the Earth on a routine basis and, therefore, require a larger and more expensive constellation to support their mission, BlackSky's unique architecture delivers highly valued imagery and intelligence with a smaller, more capital efficient, and adaptable constellation. Our constellation can image most locations between the latitudes of 55 degrees North and 55 degrees South with frequent hourly revisits or on-demand, providing our customers with insights and situational awareness throughout the day and as events unfold.
BlackSky operates a constellation of satellites that is licensed by National Oceanic and Atmospheric Administration (NOAA) and is optimized for latency and capacity and delivers high revisit imaging and analytic services without a dependency on any individual satellite. This approach enables us to strategically deploy capacity to meet customer needs and tailor the capability over time to meet market demand. Under optimal conditions and measured from dawn-to-dusk, our constellation achieves a peak revisit rate of up to 15 times per day.
BlackSky’s constellation is purpose-built to serve our monitoring mission and serves as the primary data source for our BlackSky Spectra software platform. Launched into LEO, approximately 450 to 470 kilometers above the surface of the Earth and placed in a mid-inclination orbit whereby the satellites travel from West to East, our constellation is optimally distributed to provide maximum coverage for our customers. Our ability to quickly deliver space-based data is enhanced by strategically-placed BlackSky ground stations worldwide. Our satellite design is further complemented by our autonomous tasking, mission planning, command and control services, and satellite health and safety monitoring embedded within our BlackSky Spectra software.
BlackSky’s constellation provides unique value with the ability to collect imagery and analytics from dawn-to-dusk at a higher cadence and at lower cost than traditional providers. U.S. and allied governments rely on our services for high-revisit monitoring of airfields, vehicle depots, troop movements, and other high-value locations to detect changes in pattern-of-life. BlackSky can distinguish landscape features such as roads and buildings, and gauge commercial activities and patterns in ship or aircraft movements, progress at construction sites, and changes in production by estimating the number of cars in a parking lot.
Our proprietary constellation can produce high and very-high resolution electro-optical imagery, as well as short-wave infrared imagery for expanded imaging capabilities in low-light or nighttime. The constellation also has advanced data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. We believe these advanced features improve our analytics and increase the value we can deliver to our customers.
In November 2024, we acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”) and LeoStella became a wholly-owned subsidiary of BlackSky. The acquisition allows us to improve control over our Gen-3 satellite supply chain and production operations. We have manufacturing capacity to produce up to 40 satellites per year. This vertical integration enables BlackSky to control our satellites through the entire design, manufacturing, and operation process and optimize performance per unit cost.

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
Customers access BlackSky Spectra’s data and analytics through an easy-to-use web interface on their desktops or mobile devices. Through BlackSky Spectra, customers can task BlackSky's constellation and receive high-resolution imagery and analytics, on average, in under 90 minutes. Importantly, customers can set up alerts so that BlackSky Spectra automatically generates and distributes images from BlackSky satellites and analytics upon the occurrence of certain conditions or changes, giving customers a first-to-know advantage. Understanding the flexibility needed to engage a wide range of customers, BlackSky Spectra gives customers the ability to order imagery from other providers. Customers can also access BlackSky products through application programming interfaces (APIs), which are typically embedded with customers or certain reseller channels.
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
BlackSky Spectra has been operating for nine years and is continuously updated and refreshed. We have designed our software stack with a strong focus on API compatibility to enable developers to easily integrate our software with our customers’ information technology platforms. Our goal is for customers to be able to access BlackSky Spectra with minimal incremental technology investment. Software development is an important focus for our future as BlackSky Spectra is the key to turning our geospatial data into actionable intelligence that improves and enhances our customers’ processes and decision-making.
Our Key Services and Products
BlackSky generates revenue by selling subscription-based On-Demand and Assured product and service offerings that support national security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. These offerings are comprised of a predefined, yet customizable, standard set of imagery and software analytics products accessible via our subscription-based plans through our BlackSky Spectra software platform, plus professional and engineering services provided to customers on a project-by-project basis.
Imagery and Software Analytical Services
•Imagery: We offer high-revisit, high-resolution, satellite imaging products including single-frame day, multi-frame, broad area 2x1, burst, and stereo (2&5-frame) imagery. Through our BlackSky Spectra software platform, customers can directly task our constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. All imagery products are included in the subscription plan for On-Demand tasking. Another option is the multi-year subscription Assured access bundle program, where customers receive secure priority access and imaging capacity over a region of interest on a "take-or-pay" basis. BlackSky also offers Non-Earth Imagery subscription services for monitoring orbiting spacecraft and other objects of interest.

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
Our agreements are structured as annual or multi-year subscription contracts. We offer pricing tiers that enable the customer to manage collection priorities. These options provide customers with flexibility to utilize our imagery and analytical services in a manner that best suits their business needs. For example, during critical events, customers may pay a premium to prioritize their monitoring and collection requirements, while at other times, customers can select lower priority collections to allow for more economical use of their overall subscription.

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

Our Customers
Many of the most important government and commercial organizations in the world, including U.S defense and intelligence agencies and international ministries of defense, rely on the actionable intelligence we provide. To compete effectively in today’s data-driven military battlefields and commercial market environments, governments and organizations of all sizes and industries face a growing need for timely and affordable geospatial intelligence and analytics to help shape critical decisions. To meet these customer demands, next generation geospatial intelligence platforms must have the ability to deliver situational awareness, location intelligence, and insights into events and activities as they unfold.
Our current customer base and market mix are weighted towards U.S. defense and intelligence customers, as we have a long history of serving these agencies as a trusted mission partner. We believe there are significant opportunities to expand our imagery and software analytical services, as well as our professional and engineering service offerings, to a broad set of domestic and international customers. Management classifies our customer base predominantly into three categories:
•U.S. Federal Government and Agencies: We sell to multiple U.S. government agencies that span defense, intelligence, and federal and civilian agencies, including the National Reconnaissance Office (“NRO”), the National Geospatial-Intelligence Agency ("NGA"), and U.S. Space Force. In 2024, BlackSky was awarded new multi-year contracts and renewal agreements valued at up to $870 million. We won a contract as one of the vendors for up to $290 million with NGA for the Luno A program, a follow-on contract to the previous Economic Indicator Monitoring (EIM) program. Through this new Luno A contract, BlackSky can assist NGA in the monitoring and analysis of global economic and environmental activity, as well as military capability. We also won a contract with the National Aeronautics and Space Administration ("NASA") valued at up to $476 million to support their Commercial Smallsat Data Acquisition Program. Under this contract, BlackSky can provide NASA with time-diverse, high-revisit satellite imaging data providing new insights in support of the agency’s important research in Earth and applied science. In addition, we received a one-year contract extension with the NRO, which will continue the delivery of BlackSky's Gen-2 imagery services into the fourth year of the 10-year Electro-Optical Commercial Layer (EOCL) contract through mid-2026.
•International Governments and Organizations: We sell to multiple foreign governments, agencies, and organizations worldwide. In 2024, we were awarded new contracts and renewal agreements totaling nearly $20 million. An example is a $7 million contract renewal we announced in the second quarter of 2024 with one of our long-term international government customers. This customer will continue to access BlackSky’s high frequency imaging services, as well as task multiple 3rd party data sources through the BlackSky Spectra platform for analytic services to meet their daily mission requirements. We also signed a $6 million contract expansion with another long-time international defense sector customer. This increased subscription agreement brings the customer’s total annual contract value to nearly $18 million and validates how BlackSky’s space-based intelligence is relied upon to support mission critical operations every day. And just recently to start 2025, we won a 7-year contract for more than $100 million with a strategic international defense sector customer. The new agreement secures annual capacity minimums for high-resolution, low-latency imagery from our current Gen-2 and upcoming Gen-3 satellites and AI-enabled analytic services through 2032.
•Commercial and Other: Currently, commercial and industrial customers represent a small but emerging portion of our business. Our services and products can benefit customers in a variety of commercial and industrial infrastructure markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, supply chain management, agriculture, environmental monitoring, disaster and risk management, engineering and construction, retail, and consumer behavior.

Revenue by Customer Group
1%
37%
2023
62%
3%
37%
2024
60%
U.S. federal government & agencies
International governments
Commercial & other

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
•High-revisit rate, dawn-to-dusk imagery collection. We have optimized our constellation to deliver high-revisit collection capability of critical, strategic, and economic assets and locations where we estimate about 90% of the world's GDP occurs. Under ideal conditions and measured from dawn-to-dusk, we are capable of revisiting most locations on Earth up to 15 times per day.
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
•Vertical integration. We design and manufacture our satellites in the United States at our facility in Tukwila, Washington. Control of the satellite production process from design through manufacturing enables us to upgrade our satellites during production and continuously improve our satellites’ capabilities, as well as build and maintain our optimal constellation size at a relatively low cost.
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
The increase in demand for geospatial imaging and intelligence is coming at a time of limited supply growth. We believe that legacy satellite imaging providers may not be able to provide the capacity needed to meet the growing demand as their aging constellations are being replaced with lower capacity satellites. We believe the expansion of our capacity will be met with strong demand and that we are well positioned to capture a significant share of the growth in the space data and analytics market.
Compliance with Government Regulations
Our industry is highly regulated and our operations are subject to various foreign, federal, state, and local laws and regulations. We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. government and foreign government contracts. Changes to or additional government regulations or policies relating to our business could increase regulatory uncertainty and may have an adverse effect on our business, financial condition and results of operations. For example, our business requires licenses and permits from regulatory authorities such as NOAA and the Federal Communications Commission (the “FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. Additional information about the government regulations affecting our business and the risks relating to government contracts appears in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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
Employees and Human Capital
As of December 31, 2024, we had 340 employees. BlackSky employs a highly technical workforce, with the majority of our employees working in engineering or operations functions and the remainder in our sales and general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense contractors, satellite manufacturers, other commercial and military aerospace and defense companies, and government agencies.
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
•Accountability. We are accountable to meeting and exceeding our commitments to each other, customers and shareholders.
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
Our corporate headquarters is located at 2411 Dulles Corner Park, Suite 300, Herndon, VA 20171. Our website is located at www.blacksky.com. The contents of our website are not incorporated into this Annual Report on Form 10-K.
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

ITEM 1A. RISK FACTORS

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Additional risks and uncertainties that we are currently unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations. If any of the following risks occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.

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
• We may not be able to sustain our revenue growth rate in the future.
• Our results of operations are subject to fluctuation from period to period and may not be an accurate indication of future performance; our operating results have fallen, and may in the future fall, below our financial guidance or other projections or the expectations of securities analysts and investors.
• The loss of one or more of our largest customers could adversely affect our results of operations.
• The market for our products and services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
• We have incurred significant losses each year since our inception, we expect our operating expenses to increase, and we cannot give assurances of our future profitability, if any.
•Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively impacted by any change thereto.
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
•Any significant disruption to our ability to manufacture satellites could have a material adverse effect on our business, financial condition, and results of operations.
•Our business is capital intensive, and we may not be able to adequately finance our capital needs, including funding future satellites, through operations, or by raising capital, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
•Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations or imposition of additional laws and regulations could have a material adverse effect on our business.

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

Although our revenue increased in 2023 and 2024, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, increased regulatory burdens domestically or abroad, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts by our customers, and the maturation of our business, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

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

Our financial performance is dependent on our ability to generate a sustainable order rate for products and services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded and the timing of such awards vary. If contract awards are delayed to subsequent periods, our quarterly or annual operating results may be adversely affected, and we may not achieve our expected results. If we are unable to win new contracts or execute on existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

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

We are dependent on a small number of customers for a large portion of our revenue. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In fiscal years 2024 and 2023, we had three customers that each accounted for more than 10% of our total revenue and in the aggregate, accounted for 88% and 88% of our total revenue, respectively. Customers in the defense market generally purchase our services in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our large customers, or if we experience a significant reduction in business from one or more large customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.

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

Our ability to renew or expand our customer relationships may be adversely affected as a result of a number of factors, including our customers’ dissatisfaction with our geospatial data and analytics platform and/or our products and services, the frequency and severity of errors or disruptions in our platform and/or our products and services, our pricing, the effects of general economic conditions, competitive offerings or alternatives, reductions in our customers’ spending levels, or the impact of regulatory restrictions. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer prepayments and deposits.

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the use of our products and services depend on a number of factors, including general economic conditions, the quality of our products and services, and our customers’ satisfaction with our products and services. If our efforts to expand within our existing customer base are not successful, our business may suffer.

We rely on the significant experience and specialized expertise of our senior management, engineering, sales and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience, specialized expertise in our business, and security clearances required for certain government contracts. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering and data science expertise, and our future product development efforts could be adversely affected. Competition for hiring these employees is intense, especially regarding engineers with specialized skills and security clearances required for our business, and we may be unable to hire and retain enough engineers to implement our growth strategy.

Certain U.S. government contracts require us, and some of our employees, to maintain security clearances. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. Further, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract. As a result, if we are unable to recruit and retain a sufficient number of qualified employees, we may lose revenue and our ability to maintain and grow our business could be limited.

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

In order to successfully scale our sales model, we must attract and retain qualified sales personnel with the right market and technical experience, both in the United States and outside of the United States, to generate additional revenue from new and existing customers. If we do not hire and retain a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, retain, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

We may not be able to convert our orders in backlog into revenue.

Backlog is typically subject to large variations from quarter to quarter, and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur. Additionally, all U.S. government contracts included in backlog may be terminated at the convenience of the U.S. government. If a U.S. government contract is terminated before completion of all of the contracted work, we may not receive all potential revenue from these orders.

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

Certain of our products and services contracts are fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. If we enter into long-term contracts for large projects, this risk will increase. We have been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on those contracts. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

If we do not establish relationships with high-impact distributors and resellers, or if we fail to optimize relationships with existing members of our distribution channel, or if our distribution channel members suffer financial losses due to adverse economic conditions or otherwise, our ability to generate revenue would be adversely affected.

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

The market for our products and services has not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our views of the total addressable market are based on a number of third-party reports and management estimates, which may not accurately reflect future market size and growth. As a result, our views of the total addressable market may prove to be incorrect.

We face intense competition that may cause us to either reduce our prices for our products and services or lose market share.

We operate in highly competitive industries that are evolving, and many of our competitors are larger and have substantially greater resources than we have. Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have superior technologies, greater financial or other resources, or more qualified or experienced personnel than we have. The value of our products and services may also be diluted by related products and services that are made available free of charge.

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

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than those of our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our sales efforts. If competitors develop and launch satellites or other imagery-content sources with more advanced or sophisticated capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

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

We have incurred significant losses each year since our inception, and we may never achieve or maintain profitability. As of December 31, 2024, we had an accumulated deficit of $656.2 million. As we continue to expand our business and the breadth of our operations, upgrade our infrastructure, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization, and incur costs associated with general administration, including expenses related to being a public company and hiring additional employees, we expect that our costs of revenue and operating expenses will continue to increase. As we seek to grow our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price may be adversely affected and decline.

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

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access or use, or tampering by both insider threats and external bad actors. In particular, as a defense contractor, we face increased potential for cyber and other security threats, including:

•attempts to gain unauthorized access to our sensitive information, networks, operations and assets both cyber and physical;
•insider threats;
•threats to the safety of our directors, officers and employees;
•threats to the security and viability of our facilities, infrastructure and supply chain; and
•threats from state-sponsored and otherwise sophisticated actors, terrorist acts or other acts of aggression.

Our customers and partners (including our supply chain, software and data providers, joint ventures and service providers) face similar threats.

With regard to cyber incidents in particular, the secure maintenance of information and technology is critical to our business operations and we, like our customers and partners, are subject to growing requirements for investments in cybersecurity and physical security. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally.

However, cybersecurity threats can come from a variety of sources, such as an individual hacker, state-sponsored attackers, or malfeasance or even unintentional errors by employees, consultants or other service providers. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications and other systems used in our business and operations may be vulnerable to cyber-attack, malicious intrusion, ransomware or other malicious software, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by various parties, including hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Further, because our teams are distributed and our employees often work remotely, the cybersecurity risks we face may be heightened by an increased attack surface across our business and those of our service providers and other third parties we work with. During times of war and other geopolitical tensions and conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures; impact the integrity, availability or privacy of data, including data that may be subject to laws, regulations or other obligations relating to privacy, data protection or security; or disrupt our information systems, devices or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events, or the perception any such event has occurred, could result in:

•harm to or a loss of customers and partners;
•business interruptions, delays and losses;
•costly remediation and prevention efforts;
•the loss, misappropriation, corruption or unavailability of, or unauthorized access to or use, alteration or other processing of data;
•the loss of the ability to communicate with our satellites or for our satellites to communicate with our ground stations;
•costly investigation, notification, or reporting requirements;
•government and regulatory investigations, claims, demands and litigation, including potential class action litigation, and potential liability under privacy, security and other applicable laws;
•regulatory fines, penalties and sanctions;
•reputational damage; and
•increase to insurance premiums.

Moreover, given our customer base, a cyber or physical security event that involves classified or other sensitive government information or certain controlled technical information could subject us to civil or criminal penalties and could result in loss of our facility security clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

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

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties, including other SaaS companies, to support some of our customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

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

We endeavor to obtain insurance coverage from established insurance carriers to cover certain risks and liabilities related to our business. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, and even if adequate, may delay constellation or platform upgrades, which would negatively impact our ability to meet customer commitments and revenue expectations. Existing coverage may be canceled while we remain exposed to certain risks, and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.

While we maintain insurance to cover certain risks and liabilities related to our business, we have not historically obtained and may not maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, casualty associated with impacts from satellite reentry, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit uninsured satellites or payloads fail, one or more of our uninsured satellites is destroyed during failed launch, or if we have not obtained sufficient insurance for a particular event, we could be required to record significant impairment charges for the satellite or payload.

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

Issues in the use of artificial intelligence (“AI”), including machine learning, in our geospatial data and analytics platforms may negatively affect our business.

AI is enabled by or integrated into some of our geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by engineers and end-users of our systems could impair the acceptance of AI solutions and the use of our products. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm, and our business could be negatively affected. Some scenarios involving the use of or reliance on AI also present ethical issues. Additionally, AI technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. Though our technologies and business practices are designed to mitigate many of these risks, our enablement, integration or other use of AI may expose us to claims, demands, and proceedings and subject us to competitive harm, legal liability and brand or reputational harm, and our business could be negatively affected.

Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our or our customers’ resources from other purposes. We may devote substantial resources to research and development to address defects or errors, which could cause our operating results to decline.

Our products and services, including our satellites, satellite systems, and ground station infrastructure, are extremely complex and must operate successfully with complex hardware and software from other vendors. There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements, or that the new products will adequately address the changing needs of the marketplace, or that we will successfully manage the transition from existing products. Despite testing, our BlackSky Spectra platform and products may contain defects and errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These defects or errors could result in malfunctions, service interruptions, or other adverse consequences. We also employ sophisticated design and testing processes and practices for our satellites and satellite systems, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Certain products may also require external validation. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects and errors in the satellites and our products and services. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased development costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products and services or the misuse of our products or services could also lead to lawsuits against us; result in injury, death, or property damage; and significantly damage our reputation and support for our products and services in general. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licenses, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

In addition, our products and services integrate a wide variety of other elements, and our products and services must successfully interoperate with products from other vendors and our customers’ own technologies. As a result, when problems occur for a customer using our products and services, it may be difficult to identify the sources of these problems. The occurrence of software errors or errors in data, whether or not caused by our products and services, could result in malfunctions, service interruptions, or other adverse consequences and could delay or reduce market acceptance of our products and services and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. In addition, we may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain the compatibility of our products and services with our customers’ network and security infrastructures, our customers may not be able to fully adopt our offerings, and we may, among other consequences, experience reduced adoption of or demand for our products and services, which could adversely affect our business, financial condition, and results of operations. Further, the incorrect or improper implementation or use of our software, our failure to train customers on how to benefit from full utilization of our platform, or our failure to provide support services to our customers may result in errors or loss of data and as a result, dissatisfied customers, negative publicity, and harm to our reputation and brand, or legal claims against us.

We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.

We have in the past changed, and expect that we may need to, in the future, change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, financial condition, and results of operations.

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

If we are unable to cross-sell our solutions, our business, financial condition, results of operations, and prospects may be harmed.

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

Our customers depend on our customer support team to resolve technical and operational issues relating to our products and services, and certain products require a higher level of sales and support expertise. Our ability to provide effective customer support globally is largely dependent on our ability to maintain self-service support resources and to attract, train, and retain qualified personnel with experience in supporting customers with products and services such as ours and if applicable, the necessary security clearances. As we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English, and partner collaboration to deliver the necessary in-language customer support. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our products and services to existing and prospective customers, and our business, financial condition, and results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As of December 31, 2024, we had an estimated $62.9 million of tax-effected U.S. federal net operating loss carryforwards available to reduce future taxable income. It is possible that we will not generate sufficient taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but, for taxable years beginning after 2020, the deductibility of such net operating losses is limited to 80% of taxable income. Limitations under state law may differ. In addition, our U.S. federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership (by value) by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed an analysis of historical “ownership changes” for purposes of Section 382 and Section 383 of the Code and believe an immaterial portion of our cumulative U.S. federal net operating loss carryforwards will expire unutilized.

Risks Related to Our Government Contracts

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively impacted by any change thereto.

We have contracts with the U.S. government, and we may enter into additional contracts with the U.S. government in the future, and this subjects a large part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”). These government contracts customarily contain provisions that give the government substantial, and sometimes unilateral, rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. The provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provide for government audits and reviews of contract procurement, performance and administration.

For instance, the U.S. government will often have the right to unilaterally modify contracts and always has the option to terminate contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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

Our role as a contractor to agencies and departments of the U.S. government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true, and as a result there could be an adverse impact on our revenue, earnings and cash flow.

Further, changes in government policies, priorities, regulations, use of other commercial data providers to meet U.S. government imagery needs, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope and/or value, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows. In addition, continued uncertainty related to recent and future disruptions in U.S. federal government operations, such as government shutdowns, the U.S. budget and/or failure of the U.S. government to enact annual appropriations, could have an adverse impact on our revenue, earnings and cash flow and may negatively impact regulatory approvals and guidance that are important to our operations.

Our customers also include non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting may also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.

We face other risks and uncertainties associated with government and related contracts, which may have an adverse effect on our business.

Our products and services are incorporated into many different domestic and international government programs. Whether our contracts are directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are subject to special risks. For example:

•Changes in government administration and national and international priorities, including developments in the geopolitical environment, could have a significant impact on national or international government spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.
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
•Foreign governments may favor local suppliers or inclusion of local content. We may not be awarded contracts if we are unable to provide an attractive level of local services, which may adversely affect our business in the future.

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

We are subject to the Defense Federal Acquisition Regulation Supplement (“DFARS”) and the Department of Defense (“DoD”) and other federal cybersecurity requirements, in connection with our defense work for the U.S. government and defense contractors. Amendments to DoD cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay or prevent the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.

The U.S. government, a foreign government or a defense contractor customer could require us to grant extensive data rights to a product in connection with performing work on a defense contract, which could lead to a dilution in value of that data or otherwise negatively affect our business.

Sales to our U.S. defense contractor customers as part of foreign military sales programs combine several different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control.

We derive a portion of our revenue from programs with governments and government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified under applicable laws and regulations. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional oversight and potential liability, and may also require us to maintain appropriate facility clearances and other specialized infrastructure. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual (“NISPOM”) administered by the Defense Counterintelligence and Security Agency (“DCSA”), and other U.S. government security protocols when handling sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, DCSA has transitioned its review of a contractor’s security program to include a focus on the protection of controlled unclassified information and assets. Failure to meet DCSA’s broader requirements could adversely impact our ability to win new business as a government contractor.

We may need to invest additional capital to build out higher level security infrastructure/obtain certain security accreditations to win contracts, and maintain them, related to defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new contracts with defense programs or maintain existing contracts that contain such contractual or regulatory security requirements. If we win contracts that require a higher level of security infrastructure/accreditation status and do not maintain such standards/accreditations, then it could result in contract termination that has an adverse effect on our business, financial condition and results of operations, and reputation.

Changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs, may adversely affect our revenue and our ability to achieve our growth objectives.

Current U.S. government policy encourages the U.S. government’s use of commercial data and space infrastructure providers to support U.S. national security objectives. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data and space infrastructure providers to meet U.S. government imagery and space infrastructure needs, or any material delay or cancellation of planned U.S. government programs, could adversely affect our revenue and our ability to achieve our growth objectives.

If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.

As a prime contractor to the U.S. government, from time to time we rely upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we may require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates U.S. government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, poor performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

We also are required to procure certain materials and parts from supply sources approved by the U.S. government. The inability of a supplier to meet our needs or the appearance of counterfeit parts in our products could have an adverse effect on our ability to fulfill our contractual obligations, financial position, results of operations or cash flows.

Risks Related to Our Satellites and Ground Stations

Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites and related ground systems, which is subject to many uncertainties, some of which are beyond our control.

Our current primary research and development objectives focus on the development of our satellites and our products and services. We have limited operational experience with our satellites, and our Gen-3 satellites are at the initial stages of production. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If our Gen-3 satellites do not perform in accordance with their design specifications, and if our ability to produce and launch these satellites are not completed in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operations of our satellites and our products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

•issues with performance of satellites and our space and related ground systems, meeting design specifications;
•failure of satellites and our space and related ground systems as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;
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
•issues with performance and timeliness of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability of such raw materials and supplied components for our products, and their willingness to do business with us;

•issues with performance and timeliness of our internal and third-party resources that support our research and development activities;
•inability to protect our intellectual property critical to the design and function of our satellites and our products and services;
•inability to continue funding and maintaining our research and development activities;
•failure to complete demonstration missions; and
•the impact of geopolitical events on us, our customers and suppliers, and the global economy.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop, integrate and operate our satellites and related ground systems, infrastructure, products and services, which would materially adversely affect our business, financial condition and results of operations.

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

Satellites can experience malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. In addition, if a satellite experiences a malfunction, our backup satellite capacity may be insufficient to meet all of our customers’ needs or cause service interruptions, and we may need to potentially blackout or reduce service to certain customers, which would adversely affect our relationships with our customers and result in loss of revenue. Although we work to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent the impacts of anomalies in the future.

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

Delays in the construction of future satellites and the procurement of requisite components, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure has historically resulted, and could result, in significant delays in anticipated revenue to be generated by that satellite and/or significant impairment charges. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from other sources until a replacement satellite becomes available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement or data supplement. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could delay anticipated revenue and have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Any significant disruption to our ability to manufacture satellites could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to execute our business strategy and to generate value for our business depends in part on our ability to manufacture satellites efficiently, cost effectively, and in accordance with design specifications, planned timelines and business plans.

Supply chain shortages, disruptions or failures, issues with materials, equipment or processes used in the manufacturing process, labor issues or disputes, increases in cost for materials or equipment used in the manufacturing process, governmental action or regulation, technological errors or failures, uncertain market demands and conditions, and other events that we cannot reasonably control could hinder our ability to source materials and manufacture satellites in a timely, efficient, and cost effective manner, which could negatively affect our business, financial condition, and results of operation.

We are dependent on a limited number of vendors to provide certain key raw materials, supplied components, products or services, including launch transport and launch services. The inability of these key vendors to meet our needs could have a material adverse effect on our business, financial condition, and results of operations.

Many raw materials and components, particularly for the construction of satellites and management of certain remote ground terminals and direct access facilities, are procured or subcontracted on a single or sole-source basis. Similarly, at this time, there are only a handful of companies who offer launch services and transportation services for our satellites and ground station equipment. Our ability to manage inventory, meet delivery requirements, and maintain launch schedules may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Likewise, if the number of companies offering these products and services on which our business relies does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of materials and services, which may cause prices to increase or delays in our schedule, increase costs, cause gaps in our service, or otherwise adversely affect our ability to meet customer demand. Any of these situations could have a material adverse effect on our business, financial condition, and results of operations. While delays are common in the space industry, especially supply chain and launch delays, any such delay could result in a delay in contract awards and recognizing revenue which could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our business, financial condition, and results of operations.

In addition, if these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial condition, and results of operations may be adversely affected. While alternative sources for key raw materials, supplied components, products, services, and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments. Moreover, the imposition of tariffs or import/export restrictions on raw materials or supplied components could have a material adverse effect on our operations. For example, significant changes in U.S. trade policy, including further expansion of U.S. export controls on China and tariffs on imports from, or retaliatory actions by, China and other countries, may materially and adversely affect our business.

We have in the past experienced and may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Traffic in Arms Regulations (the “ITAR”), the Export Administration Regulations (the “EAR”), or other restrictions on transfer of sensitive technologies.

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

We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake, flood, hurricane or other natural events), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at the back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a break-down in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation state actors or their agents, could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenue to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our technologies contain “open source” software, and the use of that software, including any failure to comply with the terms of open source licenses that pertain to that software, could negatively affect our business.

Many of our products are designed to include software licensed from third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create to the software we obtain under such licenses, and that we license these modifications or derivative works under terms that could negatively affect our business, such as the terms of a particular open source license. If we combine our proprietary technologies with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability. We have implemented processes to help alleviate these risks, including a review process for evaluating open source software and using software tools to review our source code for identifying open source software, but we cannot be sure that such processes will be comprehensive, accurate or effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our technology, to release proprietary source code, to remove features or functionalities from our products, or to take other remedial action that may divert resources away from our development efforts and negatively affect our business, financial condition, results of operations and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant developer or open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers or otherwise negatively affect our business. We may also face claims from others seeking to enforce the terms of an open source license, including by demanding release under certain open source licenses of the open source software, derivative works or modifications to that software, or our proprietary source code. Such claims, with or without merit, could negatively affect our business, such as result in litigation, be time-consuming and expensive to settle or litigate, divert our management’s attention and other resources, require us to release some of our proprietary code, or require us to devote additional research and development resources to change our technologies.

Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect our business.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may negatively affect our business should we not be able to maintain or obtain a commercially reasonable license to such technology.

We rely on technology licensed from third parties. It may be necessary in the future to renew licenses to those technologies or to seek new licenses for existing or new technologies or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons and in some cases for no reason at all, including actual or perceived security or privacy failures or incidents, or reputational concerns, or they may choose not to continue or renew their licenses with us. In addition, we may be subject to liability if third-party technology that we license is found to infringe, misappropriate, or otherwise violate intellectual property or other rights of others. The loss of, or inability to obtain, third-party licenses or other rights or to obtain such licenses or rights on reasonable terms, or the need to engage in litigation regarding these matters, could result in product and service roll-backs and delays in product and service releases until equivalent or comparable technology can be identified, acquired, licensed, or developed, if at all, and integrated into our technologies, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our technologies of technologies licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products and services from offerings of our competitors and could inhibit our ability to maintain or meet service level commitments or expectations of our existing and prospective customers.

In addition, any data that we license from third parties for use or potential use with our technologies may contain errors or defects, which could negatively impact our business, products and services. This may have a negative impact on how our products and services are perceived by our current and potential customers and could materially damage our business, reputation and brand.

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

We may be unable to protect our intellectual property rights, and misuse of our trade secrets could cause harm to our business.

To protect our proprietary rights, we rely on a combination of intellectual property laws, and confidentiality agreements and license agreements with third parties, such as consultants, subcontractors, vendors and customers. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. Although we attempt to protect our intellectual property, there is no assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings, and our competitiveness could be impaired, which would limit our growth and future revenue and could negatively affect our business.

We attempt to protect our trade secrets and other proprietary information by entering into confidentiality, licensing and invention assignment agreements or other contracts with third parties, such as employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover or reverse engineer our trade secrets and proprietary information, and in such cases we could not assert any trade secret or proprietary rights against such party. Litigation may be necessary to enforce or protect our intellectual property rights or our trade secrets or determine the validity and scope of the proprietary rights of others. Litigating a claim that a party illegally or unlawfully obtained and uses our trade secret without authorization would be difficult, expensive and time consuming, and the outcome would be unpredictable. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

Our technology may violate the proprietary rights of third parties and our intellectual property may be misappropriated or infringed upon by third parties, each of which could have a negative impact on our business.

If any of our technology violates proprietary rights of any third party, such as copyrights, trademarks, trade secrets, or patents, such third party may assert infringement or misappropriation claims against us that could negatively affect our business. Certain software and other intellectual property used by us or in our satellites, systems and products make use of or incorporate licensed software components or other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems, products or services or to obtain licenses from third parties to continue offering our satellites, systems, products or services without substantially re-engineering such products or systems, any and all of which could negatively affect our business.

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

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand, cash generated from our existing and future operations and by raising additional capital by equity financings, supplemented, where necessary or advantageous, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. Our ability to increase our debt financing and/or renew our existing credit facilities may be limited by our existing financial and non-financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangements contain certain restrictive financial and non-financial covenants that may impact our access to those facilities and significantly limit future operating and financial flexibility.

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

Our existing loan agreements and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us. These restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our loan agreements or instruments governing any future indebtedness of ours. Additionally, our existing indebtedness is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreements and force us into bankruptcy or liquidation. In addition, a default under any of our secured credit facilities could trigger a cross default under agreements governing our secured credit facilities or any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our existing loan agreements or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2024, we were in compliance with all covenants and restrictions associated with our existing loan agreements.

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

Risks Related to Our Regulatory, Environmental and Legal Issues

Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations or imposition of additional laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, tax, privacy and data security, health and safety, communications, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes, such as regulations addressing the use of AI. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. For example, our products and services may be subject to state sales and use taxes to which we may not be compliant, and taxability is generally determined by state statutory laws, as well as an assessment of nexus. Whether the sale of our products and services is subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature and delivery of our products and services, as well as whether our customers are exempt from such taxes. There is a risk that one or more states may seek to impose sales or use tax or other tax collection obligations on us for past sales, which could have a material adverse impact on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, our business requires licenses and permits from the Federal Communications Commission (“FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense, the National Oceanic and Atmospheric Administration (“NOAA”) and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. License approval can include an interagency review of safety, operational, radio frequency interference, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Since our satellites have space-qualified photographic equipment installed, we are also subject to licensing and compliance requirements and regulations administered by NOAA’s Commercial Remote Sensing Regulatory Affairs office.

The rules and regulations of U.S. and foreign authorities, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also adopt rules and/or make changes in the licenses of our competitors that affect our spectrum access or use. Certain changes in rules or regulatory policy may significantly affect our business or raise the cost of operating our business. For example, the FCC adopted rules requiring the deorbiting of certain satellites – including those maintained by BlackSky – after five years to mitigate the risk of orbital debris. The FCC continues to consider, and may in the future consider, the imposition of additional rules, restrictions, regulatory fees, and/or reporting obligations that could affect us and our operations. For example, in its regulatory fees schedule for fiscal year 2024, the FCC implemented several significant changes for fee payors in the space station (e.g., satellite) and earth station categories, including substantial fee increases that impact companies like ours. These fee increases may disproportionately burden us, stifle innovation in the space economy, or lead to delays or scaling back of planned or future projects, partnerships, or expansion efforts as we and other companies allocate resources to comply with regulatory requirements. We cannot predict whether the FCC or other regulatory authorities will further increase fees or establish additional rules or restrictions. However, any such changes could impact our financial flexibility and/or adversely affect our operations.

In addition, some legislators have discussed vesting additional authority in NASA in certain areas related to our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. In addition, the U.S. government could in the future exercise “shutter control” authority – the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. government national security or foreign policy interests or international obligations – which, for example, could limit the resolution, collection or distribution of imagery over certain geographies or to certain customers. We cannot anticipate whether or under what circumstances the U.S. government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. government in such event.

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

Our launch and operation of planned satellites and ground stations may require additional regulatory authorizations from the FCC, NOAA, and/or a non-U.S. licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require coordination with U.S. and foreign regulators. If any of our current operations are deemed not to be in compliance with applicable regulatory requirements, we may be subject to various sanctions, including fines, loss of authorizations, or denial of applications for new authorizations or renewal of existing authorizations. It is not uncommon for licenses for new satellites to be granted just prior to launch. If we do not obtain required authorizations in the future, or if our licenses are highly restrictive, we will not be able to operate our satellites as planned. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

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

Many of our products, services, and technologies are regulated by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR and/or the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the EAR.

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

The export of our software, satellites and ground station equipment, and the provision of services and related technical data, in some cases, are subject to U.S. and international export control laws and regulations and trade and economic sanctions including the ITAR, the EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. In addition, as we grow, we may hire employees in jurisdictions outside of the United States or engage a professional employer organization to hire and employ such persons, which may subject us to foreign export and import rules and regulations, as well as international sanctions, foreign direct investment requirements, and other international trade rules. If we do not maintain our existing authorizations or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export our software or ground station equipment or provide services and related technical information to non-U.S. persons and companies. If we were to fail to comply with such export control laws and regulations, economic sanctions, international trade regulations, or other similar laws, we could be subject to civil, criminal, or administrative penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities to the extent non-U.S. competitors are not required to comply with similar sanctions or export control laws and regulations. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are available throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export and import control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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

As a growing part of our business strategy, we leverage third parties, including resellers, representatives, and agents, to conduct our business abroad and are expanding our efforts to directly contract with foreign parties, which increases our risk for compliance with the ITAR, the EAR, and other export laws. Despite the significant challenges in asserting and maintaining control and compliance by these third parties, we may be held liable for third parties’ actions. Any failure on the part of these third parties to comply could harm our reputation, inhibit our plans for expansion, or either lead to extensive liability to private parties or subject us to penalties from government regulators, which could adversely impact our business, results of operations, and financial condition.

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

Our products and services may be subject to gross receipts, sales and use taxes in certain states and taxability is generally determined by state statutory laws and regulations, as well as an assessment of physical and economic nexus. Whether sales of our products and services are subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature of our products and services, the delivery method of our products and services, whether our customer is subject to tax as a governmental entity, as well as changing state laws and interpretations of those laws. One or more additional states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or customers, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our products and services could result in substantial audit defense fees and tax liabilities for past sales, discourage customers from offering or billing for our products and services, or otherwise cause material harm to our business, financial condition, and results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. For example, in 2022, the Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act of 2022, which enacted an advanced manufacturing investment tax credit, among other provisions, and the Inflation Reduction Act of 2022 (the “IRA”), which includes implementation of a new alternative minimum tax and a one percent excise tax on share repurchases, among other provisions, were enacted. Furthermore, beginning in 2022, the Code has eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. In addition, many countries, and organizations such as the Organization for Economic Cooperation and Development, have implemented or have proposed to implement changes to existing tax laws, including a proposed 15% global minimum tax. We are currently not subject to the enacted alternative minimum tax under the IRA or the proposed global minimum tax. Changes in our tax provisions or an increase or decrease in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, could have a material adverse effect on our financial position, results of operation and cash flows.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. See Item 3. Legal Proceedings and Note 23—“Commitments and Contingencies” of the notes to the consolidated financial statements for a discussion of current litigation.

Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

We collect and process customer data and other data relating to individuals, which may include personal data. Due to the sensitivity of the personal information and data we manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and related matters, such as consumer protection and AI, are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations in the United States and abroad. These statutes and any other state, federal, or foreign legislation that is passed could increase our potential liability, add layers of complexity to compliance in the markets in which we operate, increase our compliance costs and adversely affect our business.

Any actual or perceived failure to comply with applicable laws, regulations, or other actual or asserted obligations relating to privacy, data protection, or information security, or related contractual or other obligations, or any perceived violation of privacy or other rights, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, damages and other liabilities, restrictions upon our operations, and harm to our reputation and market position.

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

Entry into certain joint ventures, partnerships, or strategic alliances now or in the future may be subject to government regulation or scrutiny, including review by U.S. or foreign government entities related to foreign direct investment. If a joint venture or similar arrangement were subject to regulatory review, such regulatory review might be costly and/or limit our ability to enter into the desired strategic alliance and thus limit our ability to carry out our long-term business strategy.

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
•general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics, currency fluctuations and acts of war (including ongoing geopolitical tensions, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by other countries in response to such sanctions) or terrorism; and
•the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of our executive management from our business regardless of the outcome of such litigation. See Item 3. Legal Proceedings and Note 23—“Commitments and Contingencies” of the notes to the consolidated financial statements for a discussion of current litigation.

We are a smaller reporting company within the meaning of the Exchange Act, and the reduced disclosure requirements applicable to smaller reporting companies could make it more difficult to compare our performance with other public companies and make our Class A common stock less attractive to investors.

We are a smaller reporting company (“SRC”) and a non-accelerated filer; therefore, we are eligible for and intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including:

•not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•reduced disclosure obligations regarding executive compensation in our periodic reports, including our Annual Report on Form 10-K, and proxy statements; and
•providing only two years of audited financial statements in our periodic reports, including our Annual Report on Form 10-K.

We will remain an SRC until the earlier of:

•the last day of the fiscal year in which (a) the market value of our common stock held by non-affiliates is equal to or exceeds $250 million as of the end of that fiscal year’s second quarter and (b) our annual revenue for the prior fiscal year was equal to or exceeded $100 million; or
•the last day of the fiscal year in which the market value of our common stock held by non-affiliates is equal to or exceeds $700 million as of the end of that fiscal year’s second quarter.

To the extent we take advantage of the exemptions afforded SRCs and non-accelerated filers, our stockholders may not have access to certain information that they may deem important and a comparison of our financial statements to those of other public companies may be difficult. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of these exemptions. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and our stock price may be more volatile and may decline.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (3) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws (each, as in effect from time to time) or (4) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by applicable law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court lacks subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, provided that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to consent to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We may not realize some or all the expected benefits and synergies from our acquisition of LeoStella LLC.

In November 2024, we acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”) and LeoStella became a wholly-owned subsidiary of BlackSky Holdings, Inc. The success of this acquisition will depend, in part, on our ability to realize the anticipated benefits from vertically integrating our and LeoStella’s businesses to improve control over the Gen-3 satellite supply chain and production operations. We have devoted and continue to devote substantial management attention and resources to the integration of the combined company’s business practices and operations so that we can fully realize the anticipated benefits of the acquisition, including cost and revenue synergies. Nonetheless, difficulties may arise that could impede our ability to achieve the anticipated synergies, including the loss of key talent that may be difficult to replace. As a result, the anticipated benefits of the acquisition may take longer to realize, may not be fully realized, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition, as well as adversely impact our share price.

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

Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic conditions. Adverse conditions in the macroeconomic environment, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by other countries in response to such sanctions, may result in a decreased demand for our products and services, constrained credit and liquidity, reduced government spending and volatility in equity and foreign exchange markets. In addition, significant changes in U.S. trade policy, including further expansion of U.S. export controls on China and tariffs on imports from China and other countries, or retaliatory actions by China and other countries, may materially and adversely affect our business. To the extent the global economy experiences a significant downturn or volatility, we may be exposed to impairments of certain assets if their values deteriorate. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers’ ability to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

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

We engage assessors, consultants, or other third parties for supplemental cyber monitoring and assessment of cybersecurity policies and controls in support of the risk assessment. We contractually require key and/or relevant third-party service providers to certify that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect our company. Depending on the severity of the suspected breach, these reports may be among the information supplied to our Chief Information Officer.

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

Our Chief Information Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Information Officer has nearly four decades of overall information technology experience in secure environments, including nine years of infrastructure and cybersecurity leadership at our Company. Furthermore, our Strategy Committee Chair brings nearly four decades of technical and organizational leadership experience, having previously held senior US government positions as the Principal Deputy Director of National Intelligence and the Senior Advisor to the Director for Cyber and Director of Information Operations for the CIA, where she was responsible for cyber operations, foreign cyber threat assessment, and cybersecurity. She sits on the boards of several public and private technology companies, filling the role of their cybersecurity expert.

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

ITEM 2. PROPERTIES
We lease approximately 17,119 square feet of office space in Herndon, Virginia for our U.S. administrative headquarters. The current lease for the building expires in August 2036.

We also lease two office spaces in the Seattle, Washington and metropolitan area, of which 28,704 square feet of office space is used as our manufacturing hub and 14,503 square feet of office space is used as our satellite operations center. The leases for these offices expire in May 2027 and November 2033, respectively.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

On May 7, 2024, a putative class action relating to the merger (the “Merger”) of BlackSky Holdings, Inc. (“Legacy BlackSky”) on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (“Osprey”) was filed in the Delaware Court of Chancery. The action is captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserts breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and a director of Legacy BlackSky. The Drulias complaint alleges the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the proxy statement disseminated in connection with the approval of the Merger (the “Merger Proxy”). The Drulias complaint further alleges that a Legacy BlackSky director aided and abetted breaches of fiduciary duty by the Osprey Directors by conspiring with them to provide misleading financial information in connection with the Merger Proxy. The Drulias complaint seeks, among other things, damages and attorneys’ fees and costs. The terms of the Merger required us to indemnify the directors of Osprey.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In September 2024, we effected a one-for-eight reverse stock split (the “Reverse Stock Split”) of our issued Class A common stock, par value $0.0001 per share (“common stock”). As a result, every eight shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of our common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of our common stock as reported on the New York Stock Exchange (“NYSE”) on September 6, 2024, the date of the effective time of the Reverse Stock Split. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of our common stock. This Item 5 gives retroactive effect to the Reverse Stock Split for all periods presented. The shares of common stock retained a par value of $0.0001 per share.

Market Information

Our Class A common stock is listed on the NYSE under the symbol “BKSY” and our Public Warrants are traded on the NYSE under the symbol “BKSY.W.” Prior to the consummation of the Business Combination, our Class A common stock and our Public Warrants were listed on the NYSE under the symbols “SFTW” and “SFTW.WS,” respectively.

Holders of Common Stock

As of March 17, 2025, there were approximately 300 holders of record of our Class A common stock, excluding individual brokerage accounts. Because many of the shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the year ended December 31, 2024, we raised gross proceeds of $4.8 million through the sale of approximately 500 thousand shares in our ATM offering program. We sold such shares at an average purchase price per share of $9.68. After deducting commissions and other offering expenses associated with the ATM offering of $0.5 million, the net proceeds to us from the transactions were $4.4 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
We are subject to restrictions on the payment of cash dividends in our loan and debt agreements. For additional information on our indebtedness and related restrictions therein, see Note 14—“Debt and Other Financing” of the notes to the consolidated financial statements and “Liquidity and Capital Resources” under Part II—Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report on Form 10-K.

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
In September 2024, we effected a one-for-eight reverse stock split (the “Reverse Stock Split”) of our issued Class A common stock, par value $0.0001 per share (“common stock”). As a result, every eight shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of our common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of our common stock as reported on the New York Stock Exchange (“NYSE”) on September 6, 2024, the date of the effective time of the Reverse Stock Split. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of our common stock. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives retroactive effect to the Reverse Stock Split for all periods presented. The shares of common stock retained a par value of $0.0001 per share.

Company Overview
BlackSky is a space-based intelligence company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. BlackSky is trusted by many of the most demanding U.S. and international government agencies and commercial businesses around the world. We are defining a new category of space-based intelligence products and services with real-time imagery and automated analytics, delivered through an easy-to-use interface coupled with our high-revisit and low latency satellite constellation both designed to help customers see, understand and anticipate change for a decisive strategic advantage.
We own and operate one of the industry's leading high-performance low earth orbit (“LEO”) small satellite constellations. Our constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when our customers need it. Because of its orbital configuration, our constellation is able to image certain locations on average in under 90 minutes, from dawn-to-dusk, providing our customers with insights and situational awareness over specific locations of interest throughout the day. The constellation is optimized for agility and capacity and delivers high revisit imaging and analytic products without a dependency on an individual satellite. This approach enables us to strategically deploy capacity to meet customer needs and tailor the capability over time to meet market demand. We believe that our focus on critical strategic and economic infrastructure and our proprietary artificial intelligence (“AI”)-enabled tasking methodology differentiates us from many of our competitors, who are primarily dedicated to mapping the entirety of the Earth on a routine basis. Our differentiated approach to space enables us to deliver highly targeted and valuable intelligence with a smaller constellation fleet that has the added benefit of greater operating and capital efficiencies.
BlackSky’s constellation provides unique value with the ability to collect imagery and analytics from dawn-to-dusk at a higher cadence and at lower cost than traditional providers. U.S. and allied militaries rely on our services for high-revisit monitoring of airfields, vehicle depots, troop movements, and other high-value locations to detect changes in pattern-of-life. BlackSky can distinguish landscape features such as roads and buildings, and gauge commercial activities and patterns in ship or aircraft movements, progress at construction sites, and changes in production by estimating the number of cars in a parking lot.
Our proprietary constellation can produce high and very-high resolution electro-optical imagery resolution and short-wave infrared imagery for expanded imaging capabilities in low-light or nighttime. The constellation also has advanced data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. We believe these advanced features improve our analytics and increase the value we can deliver to our customers.
Our BlackSky Spectra software platform can, among other things, process millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things connected devices, internet-enabled narrative sources, and a variety of geotemporal data feeds. BlackSky Spectra employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights that our customers receive, all fully automated. Customers can access BlackSky Spectra's data and analytics through easy-to-use web services or through platform APIs. The combination of our high-revisit, small satellite constellation, our BlackSky Spectra platform, and low constellation cost is transforming the market for real-time, space-based imagery and analytics.
Our operating strategy is to continue to enhance the capabilities of our satellite constellation, to increase the data processed by our BlackSky Spectra platform, and to expand our analytics offerings in order to increase the value we deliver to our customers. Our two strategic assets—our satellite constellation and our BlackSky Spectra platform—are mutually reinforcing: as we capture more information about the world’s most important strategic and economic assets and locations, our proprietary database expands and increases its utility, enabling us to better detect, understand, and predict changes that matter most to our customers. As such, we believe that our business will benefit from a natural and powerful “flywheel” effect: the more data we collect and analyze, the more valuable the insights we can deliver to our customers.
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
We generate revenue by selling subscription-based On-Demand and Assured product and service offerings that support national security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. These offerings include a variety of pricing options accessible via our subscription plan through our BlackSky Spectra software platform, plus professional and engineering services provided to customers on a project-by-project basis. We offer a range of pricing tiers that enables the customer to manage collection priorities, when during critical events they can pay a premium to prioritize their monitoring and collection requirements. At other times, customers can select lower priority collections to allow for more economical utilization. Variable and fixed price plans allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
On November 6, 2024, we acquired the remaining 50% of common units of LeoStella LLC (“LeoStella”) and LeoStella became a wholly-owned subsidiary of BlackSky. The acquisition allows us to improve control over the Gen-3 satellite supply chain and production operations. We have manufacturing capacity to produce up to 40 satellites per year. This vertical integration enables BlackSky to control our satellites through the entire design, manufacturing, and operation process and optimize performance per unit cost. LeoStella's financial results have been included in our operating results for the period following the acquisition date.

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
•Professional and Engineering Services Revenue—We develop and deliver advanced satellites and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. These systems are sold to government customers under fixed price contracts and are often sold with operating and imagery service subscriptions. We retain rights to intellectual property for developed technology of certain systems.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include third-party data and imagery, ground station service payments, and internal labor to support the ground stations and space operations. Costs are expensed as incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical services costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
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
•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred while researching next generation space and ground architectures in support of our long-term strategy. With our acquisition of LeoStella in November 2024, research and development expense also includes our investments in satellite design and functionality. Additionally, we employ and classify third-party vendors who fulfill our strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment, which mainly consist of operational satellites. Amortization expense is related to intangible assets, which mainly consist of customer relationships.

Results of Operations for the Years Ended December 31, 2024 and 2023
The following table provides the components of results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$70,062	$65,391	$4,671	7.1%
Professional & engineering services	32,031	29,101	2,930	10.1%
Total revenue	102,093	94,492	7,601	8.0%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	13,907	13,793	114	0.8%
Professional & engineering service costs, excluding depreciation and amortization	13,525	19,988	(6,463)	(32.3)%
Selling, general and administrative	74,069	72,617	1,452	2.0%
Research and development	1,344	643	701	109.0%
Depreciation and amortization	43,536	43,431	105	0.2%
Operating loss	(44,288)	(55,980)	11,692	20.9%
(Loss) gain on derivatives	(2,815)	7,679	(10,494)	(136.7)%
Income on equity method investments	879	4,165	(3,286)	(78.9)%
Interest income	1,560	2,063	(503)	(24.4)%
Interest expense	(12,187)	(9,306)	(2,881)	(31.0)%
Other income (expense), net	3	(1,807)	1,810	100.2%
Loss before income taxes	(56,848)	(53,186)	(3,662)	(6.9)%
Income tax expense	(370)	(673)	303	45.0%
Net loss	$(57,218)	$(53,859)	$(3,359)	(6.2)%

Revenue

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$70,062	$65,391	$4,671	7.1%
% of total revenue	68.6%	69.2%

Professional & engineering services revenue	32,031	29,101	2,930	10.1%
% of total revenue	31.4%	30.8%

Total revenue	$102,093	$94,492	$7,601	8.0%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue increased for the year ended December 31, 2024 as compared to the same period in 2023, primarily driven by incremental imagery and analytics subscription orders and renewals from existing customers for additional services.
Professional and Engineering Services Revenue
Professional and engineering services revenue increased for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to new contracts with existing and new customers. Professional and engineering services revenue contain estimates that can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. The increase in revenue from the new contracts in 2024 was partially offset by a decrease in revenue from in-process contracts with less costs incurred year-over-year as they near maturity.

Costs and Expenses

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$13,907	$13,793	$114	0.8%
Professional & engineering service costs, excluding depreciation and amortization	13,525	19,988	(6,463)	(32.3)%
Total costs	$27,432	$33,781	$(6,349)	(18.8)%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, remained flat for the year ended December 31, 2024, as compared to the same period in 2023.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the year ended December 31, 2024 as compared to the same period in 2023, primarily due to fewer direct material costs incurred on two long-term engineering contracts, which was driven by an increase in the program's maturity year-over-year and from contributed non-recurring costs that were incurred for programs in 2023 that did not reoccur in 2024.

Selling, General, and Administrative

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$41,742	$40,720	$1,022	2.5%
Stock-based compensation expense	10,526	10,118	408	4.0%
Information technology and other administrative expenses	9,051	8,938	113	1.3%
Selling and marketing	3,783	3,789	(6)	(0.2)%
Professional fees	4,224	3,498	726	20.8%
Insurance	1,937	2,755	(818)	(29.7)%
Rent expense	1,852	1,762	90	5.1%
Development costs	954	1,037	(83)	(8.0)%
Selling, general and administrative	$74,069	$72,617	$1,452	2.0%

Selling, general, and administrative expenses increased slightly during the year ended December 31, 2024 as compared to the same period in 2023. Salaries and benefits costs increased primarily due to the investments in AI capabilities that were ratably hired in 2023 in addition to the workforce acquired in our acquisition of LeoStella in the fourth quarter of 2024. Professional fees increased as a result of increased transaction costs stemming from the business acquisition in 2024 and the increase in stock-based compensation was due to the acceleration of expense for stock options that were voluntarily forfeited during the first quarter of 2024. These increases were partially offset by decreases in corporate insurance premiums year over year as we have been able to negotiate better rates.

The following is our forecast for total RSU expense as of December 31, 2024, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2025	9,530
2026	6,805
2027	3,715
2028	1,352
$21,402

Research and Development

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Research and development	$1,344	$643	$701	109.0%

Research and development expense increased for the year ended December 31, 2024, as compared to the same period in 2023. The fluctuations were driven by our increased investments in satellite design and functionality as a result of our LeoStella acquisition in November 2024 as well as the timing of contracts from third-party vendors who fulfill our strategic projects, the costs of which were included in research and development expense. We have continued to invest in our research and development initiatives to significantly expand our product capabilities in the future.

Depreciation and Amortization

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Depreciation of satellites	$32,294	$37,270	$(4,976)	(13.4)%
Depreciation of all other property and equipment	10,631	5,600	5,031	89.8%
Amortization	611	561	50	8.9%
Depreciation and amortization	$43,536	$43,431	$105	0.2%

Depreciation expense from satellites decreased for the year ended December 31, 2024 as compared to the same period in 2023 as satellites became fully depreciated.
Depreciation expense from all other property and equipment increased for the year ended December 31, 2024 as compared to the same period in 2023, primarily driven by the depreciation of increased asset balances for internal-use software as well as the build-out of new office space in 2024.
Amortization expense remained relatively flat for the year ended December 31, 2024 as compared to the same period in 2023.

Non-Operating Expenses

	Years Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
(Loss) gain on derivatives	$(2,815)	$7,679	$(10,494)	(136.7)%
Income on equity method investments	879	4,165	(3,286)	(78.9)%
Interest income	1,560	2,063	(503)	(24.4)%
Interest expense	(12,187)	(9,306)	(2,881)	(31.0)%
Other income (expense), net	3	(1,807)	1,810	100.2%

(Loss) gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated a loss during the year ended December 31, 2024 versus a gain during the year ended December 31, 2023.
Income on equity method investments
The fluctuations in income on equity method investments were due to a gain of $9.5 million from the sale of our investment in X-Bow in 2023, which was partially offset by the 2023 operating results of our former joint venture LeoStella. We did not recognize any percentage of LeoStella's estimated net loss during the year ended December 31, 2024 since our investment in LeoStella was $0 as of December 31, 2023. In November 2024, when we acquired the remaining common units of LeoStella, LeoStella became a wholly-owned subsidiary of BlackSky Holdings, Inc. and their results of operations were included in our consolidated financial statements after the date of acquisition. In conjunction with the business combination, the Company recognized a gain of $0.9 million related to the step up acquisition.
Interest income
Interest income decreased during the year ended December 31, 2024 as a result of lower cash balances during the period as compared to the same period in 2023.
Interest expense
Interest expense increased during the year ended December 31, 2024, as compared to the year ended December 31, 2023, as a result of increased debt outstanding during the year ended December 31, 2024, as compared to the same period in 2023, and a higher effective interest rate on our loans from related parties that were amended during the second quarter of 2023.

Other income (expense), net
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, other income (expense), net changed related to $0.9 million of one-time only transaction costs associated with the issuance of new warrants in 2023 that are accounted for as derivative liabilities and $0.8 million of one-time only transaction costs associated with our debt modification during 2023.

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

The table below reconciles our net loss to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(57,218)	$(53,859)
Interest income	(1,560)	(2,063)
Interest expense	12,187	9,306
Income tax expense	370	673
Depreciation and amortization	43,536	43,431
Stock-based compensation expense	11,169	10,862
Loss (gain) on derivatives	2,815	(7,679)
Non-recurring transaction costs	512	—
Litigation, settlements, and related costs	355	—
Severance	219	590
Impairment losses	131	81
Income on equity method investment	(879)	(4,165)
Transaction costs associated with debt and equity financings	—	1,738
Investment loss on short-term investments	—	55
Adjusted EBITDA	$11,637	$(1,030)

Liquidity and Capital Resources
As of December 31, 2024, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $13.1 million and $32.8 million as of December 31, 2024 and 2023, respectively, and our short-term investments totaled $39.4 million and $19.7 million as of December 31, 2024 and 2023, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of December 31, 2024, we had an accumulated deficit of $656.2 million.
Our short-term liquidity as of December 31, 2024 was comprised of the following:

(in thousands)
Cash and cash equivalents	$13,056
Restricted cash	1,322
Short-term investments(1)	39,406
$53,784
(1) Short-term investments were included in cash flows from investing activities in the consolidated statements of cash flows.

Our short-term liquidity as of December 31, 2024 was $53.8 million. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our Gen-3 satellite production needs, manufacturing costs, launch costs and increased insurance costs, as well as our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions.
Our equity issuances during the year ended December 31, 2024 included a public offering of shares as well as an at-the-market (“ATM”) offering. In September 2024, we completed a public offering comprised of 11.5 million shares of common stock for a public offering price of $4.00 per share. We received $46.0 million in gross proceeds from this public offering. We also have the ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering program, of which we sold $4.8 million during the year ended December 31, 2024.
We have current contract assets of $27.9 million and we anticipate receiving this amount in payments over the next 12 months as interim milestones on a few major customer contracts are met and expected to be billed, further enhancing our liquidity.
In April 2024, we entered into a commercial bank line with Stifel Bank, as lender. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. The commercial bank line matures on June 30, 2026. As of December 31, 2024, we had borrowed $10.0 million in revolving loans. We may increase or decrease our borrowings at our discretion with no penalty.
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
The commercial bank line contains customary affirmative and negative covenants, including covenants limiting our ability to, among other things, incur debt, grant liens, pay dividends and distributions on our capital stock, make investments and acquisitions, and make capital expenditures, in each case subject to customary exceptions for a loan facility of this size and type. As part of the commercial bank line, we are required to maintain the following financial covenants:
•$10.0 million of minimum cash and cash equivalents balance, measured quarterly as of the last day of each fiscal quarter.
•Adjusted EBITDA, measured quarterly as of the last day of each fiscal quarter, of not less than:
•$5.0 million for the trailing four quarter period ending as of December 31, 2024 through September 30, 2025 and
•$10.0 million for the trailing four quarter period ending as of December 31, 2025 and as of the end of each fiscal quarter thereafter.
•Quarterly minimum revenue targets agreed upon by us and the bank at the beginning of each year.
•Unrestricted and unencumbered cash and cash equivalents in an amount equal to at least one hundred percent of the outstanding debt at all times.
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
We were in compliance with all covenants as of December 31, 2024 and expect to remain in compliance with all covenants in the next 12 months from the issuance of the financial statements.
We entered into a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion will be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. As of December 31, 2024, we estimate we will repay approximately $2.0 million of short-term debt related to the vendor financing agreement in the next 12 months. We may prepay at any time until the maturity date without premium or penalty. See Note 14—“Debt and Other Financing” of the notes to the consolidated financial statements for further information on our debt and financing arrangements and Note 23 - “Commitments and Contingencies” of the notes to the consolidated financial statements for further information on our contractual obligations.
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

Funding Requirements
We continue to generate positive Adjusted EBITDA; however, we cannot be sure our revenues will continue to exceed expenses in the near term due to the ongoing investments we are making in sales, marketing and products to increase our market share. We expect to continue to incur capital expenditures as we procure and launch Gen-3 satellites, as well as invest in our BlackSky Spectra software platform to significantly expand our product capabilities in the future. Please refer to the section entitled “Non-GAAP Financial Measures” for additional information on our definition of Adjusted EBITDA.

Short-Term Liquidity Requirements
As of December 31, 2024, our current assets were $106.7 million, consisting primarily of short-term investments, contract assets, accounts receivable, and cash and cash equivalents.
As of December 31, 2024, our current liabilities were $26.0 million, consisting primarily of accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the years ended December 31, 2024 and 2023. Our short-term liquidity at December 31, 2024 was $53.8 million. Short-term investments of $39.4 million are not classified as cash, cash equivalents, or restricted cash.

	Years Ended December 31,		$
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(6,384)	$(17,421)	$11,037
Net cash used in investing activities	(68,330)	(15,211)	(53,119)
Net cash provided by financing activities	55,658	29,050	26,608
Net decrease in cash, cash equivalents, and restricted cash	(19,056)	(3,582)	(15,474)
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016	(3,582)
Cash, cash equivalents, and restricted cash – end of period	$14,378	$33,434	$(19,056)

Operating activities
For the year ended December 31, 2024, net cash used in operating activities was $6.4 million. The contributor to the significant decrease in cash used during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was the decrease in the operating loss, adjusted for non-cash items, as well as a decrease in the net cash used for working capital. The operating loss decrease in the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to increased imagery revenue primarily driven by incremental imagery and analytics subscription orders and renewals from existing customers for additional services. The decrease in cash used for working capital was largely related to the fact that our contract assets increased at a lower rate in 2024 than they did in 2023.

Investing activities
The change in net cash used in investing activities was primarily due to decreased proceeds from the redemption and maturity of $34.2 million of our short-term investments in corporate debt and governmental securities in addition to decreased purchases of these same type of investments of $52.9 million during the year ended December 31, 2024. Comparatively, during the year ended December 31, 2023, we recognized $59.1 million related to the redemption and maturity of short-term investments, largely due to restructuring our banking relationships with new and existing financial institutions; during the year ended December 31, 2023, we purchased $40.1 million of short-term investments to replace maturing investments. Additionally, we received proceeds of $9.5 million from the sale of our investment in X-Bow in 2023.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform. The total amount paid for capital expenditures increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 as we continued to build and prepare for the launch of our Gen-3 satellites.

Financing activities
The most significant impact on the change in net cash provided by financing activities was the receipt of $47.0 million in proceeds from our equity issuances, net of equity issuance costs, in the year ended December 31, 2024 as compared to $32.7 million in the year ended December 31, 2023. Our equity issuances during the year ended December 31, 2024 included a public offering of 11.5 million shares of common stock resulting in $46.0 million in gross proceeds as well as the sale of 0.5 million shares under our ATM offering program which resulted in $4.8 million in gross proceeds. Our equity issuances in the year ended December 31, 2023 included a private placement of 2.1 million shares, which resulted in $29.4 million in gross proceeds, as well as the sale of 0.4 million shares under our ATM offering program, which resulted in $5.0 million in gross proceeds.
In addition, we also had borrowings from our revolving credit facility of $20.0 million during the year ended December 31, 2024, which were partially offset by $10.0 million of payments towards the same revolving credit facility.

Contractual Obligations and Commitments
As of December 31, 2024, we had a debt facility from related parties with an outstanding principal amount of $93.0 million, which matures in October 2026, and interest due to related parties of $1.9 million, of which $0.4 million was included in other current liabilities and $1.5 million was included in other liabilities. See Note 14—“Debt and Other Financing” and Note 21 - “Related Party Transactions” of the notes to the consolidated financial statements for further information on this facility.
In November 2023, we entered into a commercial agreement with financing terms for multiple satellite launches providing for $27.0 million, of which a portion can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. We may prepay at any time until the maturity date without premium or penalty. During the year ended December 31, 2024, we incurred $6.0 million of debt related to this financing agreement.
We also entered into a non-refundable commitment during the year ended December 31, 2024 for launch insurance, which will cover the risk of total or partial loss for multiple satellite launches. The minimum commitment associated with the launch insurance is $6.0 million.
In addition to the above, we entered into various operational commitments for the next several years totaling $5.6 million as of December 31, 2024.

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
For a description of our significant accounting policies, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Identifying the Contract with the Customer
We evidence approval of the contract with the customer with dual signatures or approved purchase orders that detail the rights of each party and define payment terms. We have never had significant collection issues on contracts with new or recurring domestic and international government customers and we consider this historical trend when assessing the collectability risk for contracts with bespoke effective terms.
Identifying the Performance Obligations in a Contract
We execute contracts for a single promise or multiple promises. Specifically, our firm-fixed price contracts may include multiple promises which may be accounted for as separate performance obligations if they are capable of being distinct and distinct within the context of the contract. Significant judgment is required in determining performance obligations, including if some of the customized services are highly-interrelated, and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue
We classify revenue as imagery and software analytical services, and professional and engineering services in our consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
Determination of and Allocation of Transaction Price
Each customer contract sets forth the transaction price for the products and services purchased under the arrangement. We estimate any variable consideration, and whether the transaction price is constrained, upon execution of each contract. We may adjust the transaction price over time for any estimated constraints that become probable based on service level provisions within some of our customer purchase orders. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management uses the volume adjusted list price for imagery and analytics subscriptions and the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service, which is mostly professional services.
Determination of when Performance Obligations are Satisfied
Imagery and analytics revenue is recognized ratably over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or software analytical services at the discretion of the customer. Professional and engineering services revenue is generated from time and materials basis contracts, cost-plus contracts, firm-fixed price service solutions contracts and firm-fixed price long-term engineering and construction contracts. Due to the long-term nature of some of our engineering and construction contracts, we recognize revenue over time using a cost-to-complete measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). The estimation of total estimated costs at completion is subject to many variables and requires significant judgment. We recognize changes in the estimation of total costs at completion on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. If at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

Equity Valuations
Equity valuations impact various amounts and accounting conclusions reflected in our consolidated financial statements, including the recognition of equity-based compensation and warrant valuations. The following discussion provides additional details regarding the significant estimates, assumptions, and judgments that impacted the determination of the fair values of equity-based compensation awards, warrants, and the common stock that comprise our capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.

Equity-Based Compensation
We have equity and equity-based awards outstanding under our 2021 Equity Incentive Plan ("2021 Plan") and our 2014 Equity Incentive Plan ("2014 Plan"). Outstanding awards issued include stock options and restricted stock units ("RSUs"). In addition, our eligible employees are able to participate in our 2021 Employee Stock Purchase Plan ("ESPP") pursuant to purchase right offerings that are established under the ESPP.
For purposes of recognizing equity-based compensation related to RSUs and stock options granted to employees and other service providers, management estimates the grant date fair values of such awards to measure the costs to be recognized as services are received. For awards with time-based vesting conditions, we recognize compensation costs based upon the straight-line amortization of the grant date fair value of the awards over the requisite service period. When equity-based compensation awards include a performance condition, no compensation is recognized until the performance condition is deemed probable to occur; we then recognize compensation costs based on the accelerated attribution method, which accounts for awards with discrete vesting dates as if they were separate awards.
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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our consolidated balance sheets as of December 31, 2024 and 2023. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to (loss) gain on derivatives in our consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

We performed an annual qualitative goodwill assessment over the balance of goodwill we held related to the BlackSky reporting unit as of October 1, 2024. We also determined that no triggering events occurred during the year ended December 31, 2024 that would require a quantitative assessment. We determined that it is more likely than not that the fair value of the BlackSky reporting unit sufficiently exceeds its carrying value, including goodwill. Although we have a history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, as of the October 1, 2024 analysis, the fair value was greater than 31% in excess of the carrying value for BlackSky. As of December 31, 2024, we believe that the estimated fair values of the BlackSky reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired.

Long Lived Asset Impairment
We evaluate long-lived assets, including intangible assets, property and equipment, satellite work in process and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting this analysis, we compare the undiscounted cash flows expected to be generated from the long-lived assets (or asset group) to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized based upon the difference between the carrying value of long-lived assets (or asset group) and their fair value.

Business Combination
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, are recorded at fair value.
The most significant estimates and assumptions evaluated in a business combination relate to the determination of (1) the enterprise value of the acquired company using an income approach, (2) the fair values of identified intangible assets, (3) the allocation of the fair value acquired to the net assets acquired and (4) the period and pattern of amortization for intangible assets that are assigned a definite life. The enterprise value is determined based on projected cash flows attributable to the operations of the acquiree. The projected cash flows include various assumptions, including estimated revenue growth rates, operating margins, R&D expenditures, capital expenditures, royalty rates, and appropriate risk-adjusted discount rates used to discount the projected cash flows. The usage of different assumptions would result in the assignment of different fair values to the acquired identifiable intangible assets and, accordingly, could also impact the amount of purchase consideration assigned to goodwill. Similarly, changes in the planned usage of the acquired identifiable intangible assets and/or their estimated economic lives, if any, could impact the recoverability of the assets and/or amortization period and expense attributable to the assets in the future.
Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page 84 on this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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
In November 2024, we acquired the remaining 50% of common units of LeoStella LLC (“LeoStella”) and LeoStella became a wholly-owned subsidiary of BlackSky. As part of the ongoing integration of LeoStella, we are in the process of incorporating the controls and related procedures of this businesses. As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2024 excludes an assessment of the internal control over financial reporting of LeoStella, acquired on November 6, 2024.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. and management believes that we maintained effective internal control over financial reporting as of December 31, 2024 based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

In November 2024, we acquired the remaining 50% of common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky. As part of the ongoing integration of LeoStella, we are in the process of incorporating the controls and related procedures of this businesses. Other than incorporating controls for LeoStella, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2024. Such information is incorporated into this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2024. Such information is incorporated into this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2024. Such information is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2024. Such information is incorporated into this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2024. Such information is incorporated into this Item 14 by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. and 2. Financial Statements and Financial Statement Schedules
The consolidated financial statements and financial statement schedules of BlackSky required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on Page 84.
3. Exhibits
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended					X
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate					X
4.2	Form of Indenture	S-3	333-267889	4.3	October 14, 2022
4.3	Specimen Warrant Certificate					X
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities					X
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.2+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.3+	BlackSky Technology Inc. Outside Director Compensation Policy					X
10.4+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.5	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.6	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K/A	001-39113	10.3	February 22, 2021
10.7	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.8	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.9+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.10+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.11+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.12+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.13	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 28, 2021
10.14	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	8-K	001-39113	10.5	September 15, 2021
10.15	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 9, 2023, by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	10-Q	001-39113	10.3	May 10, 2023
10.16	BlackSky HQ Lease Agreement, dated November 20, 2023, by and between 2411 Dulles Corner Metro Owner LLC and BlackSky Holdings, Inc.	10-K	001-39113	10.20	March 20, 2024
10.17+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of Participation Agreement attached as Appendix A	8-K	001-39113	10.6	August 18, 2021
10.18+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.19+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.20+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.21+	Form of Restricted Stock Award Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.22+	BlackSky Holdings, Inc. 2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.23+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.24+	Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.25†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.26	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022
10.27	Form of Registration Rights Agreement, dated as of March 6, 2023, by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.28†**	Subordinated Loan and Security Agreement, dated November 3, 2023, by and between BlackSky Technology Inc. and the subsidiaries named therein and Rocket Lab USA, Inc.	10-K	001-39113	10.34	March 20, 2024
10.29**	Loan and Security Agreement, dated as of April 11, 2024, by and among BlackSky Technology Inc., BlackSky Holdings, Inc., BlackSky Geospatial Solutions, Inc. (n/k/a BlackSky Geospatial Solutions, LLC), BlackSky Global LLC, SFI IP Holdco LLC, BlackSky International, Building 5 LLC and Stifel Bank	8-K	001-39113	10.1	April 15, 2024
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.					X

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-39113	97.1	March 20, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.
† Certain portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
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

March 19, 2025	BlackSky Technology Inc.

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

Signature	Title	Date
/s/ Brian E. O’Toole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2025
Brian O’Toole
/s/ Henry Dubois	Chief Financial Officer (Principal Financial Officer)	March 19, 2025
Henry Dubois
/s/ Tracy Ward	Senior Vice President and Controller (Principal Accounting Officer)	March 19, 2025
Tracy Ward
/s/ Magid Abraham	Director	March 19, 2025
Magid Abraham
/s/ David DiDomenico	Director	March 19, 2025
David DiDomenico
/s/ Susan Gordon	Director	March 19, 2025
Susan Gordon
/s/ Timothy Harvey	Director	March 19, 2025
Timothy Harvey
/s/ William Porteous	Director	March 19, 2025
William Porteous
/s/ James Tolonen	Director	March 19, 2025
James Tolonen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackSky Technology Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BlackSky Technology Inc. (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America
Basis for Opinion
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Acquisition — Valuation of LeoStella and Related Intangible Assets — Refer to Note 7 to the financial statements

Critical Audit Matter Description

On November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella, which the Company’s initial 50% ownership interest was previously accounted for as an equity method investment. The transaction was accounted for as a step acquisition using the acquisition method of accounting for business combinations. As of the date of the acquisition the Company determined the fair value of LeoStella using a combination of cost approaches and discounted cash flow methods. With respect to intangible assets, the estimated fair values were determined based on relief from royalty and multi-period Excess Earnings Method approach. The Company remeasured its pre-existing 50% interest in LeoStella at fair value immediately prior to the acquisition and recorded a gain on its investment of $0.9 million in the Statement of Operations and Comprehensive Loss. The identifiable assets and liabilities of LeoStella were recorded at fair value on the date of acquisition. The fair value determination of LeoStella and identifiable intangible assets required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.

We identified the valuation of LeoStella and the related acquired identifiable intangible assets to be a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of LeoStella and acquired identifiable intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, and other valuation assumptions, including the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of LeoStella and the related acquired identifiable intangible assets included the following, among others:

•We tested the design and implementation of controls over the valuation of LeoStella and the related intangible assets, including management’s controls over forecasts of future cash flows and selection of the discount rates.
•We tested the completeness and accuracy of the underlying data used in the fair value models which included inspecting contractual documents, comparing projected cash flows to both historical actuals, management's plans and inquiring of management.
•We involved our valuation specialists to assist with the evaluation of the methodology used by the Company and significant valuation assumptions included in the fair value estimates, including the discount rate applied to future cash flows.
•We performed a sensitivity analysis over assumptions used in the fair value model, to evaluate the risk associated with a change in the fair value of the intangible assets resulting from changes in the assumptions.

/s/ Deloitte & Touche LLP

McLean, VA
March 19, 2025
We have served as the Company's auditor since 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$13,056	$32,815
Restricted cash	1,322	619
Short-term investments	39,406	19,697
Accounts receivable, net of allowance of $45 and $151, respectively	14,701	7,071
Contract assets	27,852	15,213
Inventories	6,043	—
Prepaid expenses and other current assets	4,356	3,916
Total current assets	106,736	79,331
Property and equipment - net	45,613	67,116
Operating lease right of use assets - net	4,029	1,630
Goodwill	10,260	9,393
Intangible assets - net	5,446	1,357
Satellite work in process	80,601	55,976
Other assets	1,461	9,263
Total assets	$254,146	$224,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$20,419	$11,573
Amounts payable to equity method investees	—	10,843
Contract liabilities - current	2,183	3,670
Debt - current portion	1,927	—
Other current liabilities	1,493	1,405
Total current liabilities	26,022	27,491
Operating lease liabilities	8,048	3,041
Derivative liabilities	17,964	15,149
Long-term debt - net of current portion	105,736	83,502
Other liabilities	2,387	1,724
Total liabilities	160,157	130,907
Commitments and contingencies (Note 23)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 30,960 and 18,154 shares; outstanding, 30,663 shares and 17,855 shares as of December 31, 2024 and 2023, respectively.	3	2
Additional paid-in capital	750,174	692,127
Accumulated deficit	(656,188)	(598,970)
Total stockholders’ equity	93,989	93,159
Total liabilities and stockholders’ equity	$254,146	$224,066

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenue
Imagery & software analytical services	$70,062	$65,391
Professional & engineering services	32,031	29,101
Total revenue	102,093	94,492
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	13,907	13,793
Professional & engineering service costs, excluding depreciation and amortization	13,525	19,988
Selling, general and administrative	74,069	72,617
Research and development	1,344	643
Depreciation and amortization	43,536	43,431
Operating loss	(44,288)	(55,980)
(Loss) gain on derivatives	(2,815)	7,679
Income on equity method investments	879	4,165
Interest income	1,560	2,063
Interest expense	(12,187)	(9,306)
Other income (expense), net	3	(1,807)
Loss before income taxes	(56,848)	(53,186)
Income tax expense	(370)	(673)
Net loss	(57,218)	(53,859)
Other comprehensive income	—	—
Total comprehensive loss	$(57,218)	$(53,859)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(2.67)	$(3.18)

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	17,855	$2	$692,127	$(598,970)	$93,159
Stock-based compensation	—	—	11,724	—	11,724
Issuance of common stock upon exercise of stock options and ESPP shares purchased	64	—	308	—	308
Issuance of common stock upon vesting of restricted stock awards	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	852	—	—	—	—
Issuance of common stock, net of equity issuance costs	11,999	1	46,982	—	46,983
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(110)	—	(967)	—	(967)
Net loss	—	—	—	(57,218)	(57,218)
Balance as of December 31, 2024	30,663	$3	$750,174	$(656,188)	$93,989

	Year Ended December 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	14,939	$1	$666,984	$(545,111)	$121,874
Stock-based compensation	—	—	11,571	—	11,571
Issuance of common stock upon exercise of stock options	51	—	10	—	10
Issuance of common stock upon vesting of restricted stock awards	4	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	504	—	—	—	—
Issuance of common stock, net of equity issuance costs	2,483	1	14,972	—	14,973
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(126)	—	(1,410)	—	(1,410)
Net loss	—	—	—	(53,859)	(53,859)
Balance as of December 31, 2023	17,855	$2	$692,127	$(598,970)	$93,159

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,218)	$(53,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,536	43,431
Transfer of satellite work in process to engineering service costs	334	4,854
Operating lease right of use assets amortization	583	883
Bad debt expense	145	179
Stock-based compensation expense	11,169	10,862
Amortization of debt issuance costs and non-cash interest expense	9,207	7,967
Loss (gain) on derivatives	2,815	(7,679)
Non-cash interest income	(1,074)	(796)
Loss on impairment of assets	131	81
Loss on disposal of assets	44	127
Income on equity method investment	(879)	(4,165)
Changes in operating assets and liabilities:
Accounts receivable	(7,775)	(4,137)
Contract assets - current and long-term	(4,989)	(16,299)
Prepaid expenses and other current assets	556	1,118
Other assets	2,428	1,328
Accounts payable and accrued liabilities	(4,080)	3,316
Other current liabilities	(356)	(1,041)
Contract liabilities - current and long-term	(978)	(3,053)
Other liabilities	17	(538)
Net cash used in operating activities	(6,384)	(17,421)
Cash flows from investing activities:
Purchase of property and equipment	(15,678)	(15,274)
Satellite work in process	(34,558)	(28,441)
Purchases of short-term investments	(52,860)	(40,078)
Proceeds from maturities of short-term investments	34,225	59,110
Cash received from business acquisition	541	—
Proceeds from sale of equity method investment	—	9,450
Proceeds from sale of property and equipment	—	22
Net cash used in investing activities	(68,330)	(15,211)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	47,009	32,733
Proceeds from issuance of debt	20,000	—
Proceeds from options exercised and ESPP shares purchased	308	10
Debt payments	(10,000)	—
Withholding tax payments on vesting of restricted stock units	(967)	(1,410)
Payments for debt issuance costs	(632)	—
Payments for deferred financing costs	—	(67)
Payments for deferred offering costs	(60)	—
Payments of transaction costs for debt modification	—	(1,311)
Payments of transaction costs related to derivative liabilities	—	(905)
Net cash provided by financing activities	55,658	29,050
Net decrease in cash, cash equivalents, and restricted cash	(19,056)	(3,582)
Cash, cash equivalents, and restricted cash – beginning of year	33,434	37,016
Cash, cash equivalents, and restricted cash – end of year	$14,378	$33,434
See notes to consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023

Cash and cash equivalents	$13,056	$32,815
Restricted cash	1,322	619
Total cash, cash equivalents, and restricted cash	$14,378	$33,434

	Years Ended December 31,
	2024	2023
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,523	$989
Cash paid for income taxes	476	460
Supplemental disclosures of non-cash financing and investing information:
Increase of debt principal for paid-in-kind interest	$8,456	$7,446
Vendor financed satellite launch costs	6,000	—
Transfer of satellite work in progress to inventories	5,997	—
Accretion of short-term investments' discounts and premiums	1,074	777
Property and equipment additions accrued but not yet paid	1,117	10,420
Capitalized stock-based compensation	555	709
Transfer of satellite work in process to engineering service costs	334	4,854
Capitalization of depreciation expense	177	—
Deferred offering costs accrued but not yet paid	54	4
Equity issuance costs accrued but not yet paid	46	13
Capitalized interest for property and equipment placed into service	—	220
Credits from LeoStella applied to satellite procurement costs	—	125
Satellite procurement costs included in settlement with LeoStella	—	36
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a space-based intelligence company that delivers real-time imagery, analytics and high-frequency monitoring. The Company owns and operates an advanced purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra tasking and analytics software platform and the Company's proprietary high-resolution low earth orbit (“LEO”) small satellite constellation. The constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when customers need it. The BlackSky Spectra software platform processes millions of observations a day by integrating data from the Company's proprietary satellite constellation and from other third-party sensors such as synthetic aperture radar and radio frequency satellites, millions of GPS-enabled terrestrial data sources and Internet of Things (“IoT”) connected devices. BlackSky Spectra applies advanced, proprietary artificial intelligence (“AI”) and machine learning (“ML”) techniques to process, analyze, and transform these raw feeds into actionable intelligence via alerts, information, and insights. Customers can access BlackSky Spectra's data and analytics through easy-to-use web services or through platform application programming interfaces.
BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, LLC. On November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”). LeoStella was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and the Company accounted for LeoStella as an equity method investment. On the acquisition date, LeoStella became a wholly-owned subsidiary of the Company. LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington and it is expected that this acquisition will allow the Company to improve its control over the Gen-3 supply chain and production operations. See Note 7 - "Business Acquisition"- for further detail.
In September 2024, the Company effected a one-for-eight reverse stock split (the “Reverse Stock Split”) of its issued Class A common stock. As a result, every eight shares of its issued common stock were combined into one share of common stock. No fractional shares of the Company's common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of the common stock as reported on the New York Stock Exchange (“NYSE”) on September 6, 2024, the date of the effective time of the Reverse Stock Split. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of the Company's common stock. These notes to the consolidated financial statements and the accompanying consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented. The shares of common stock retained a par value of $0.0001 per share.
The Company's equity issuances during the year ended December 31, 2024 included a public offering of shares and shares sold as part of the Company's at-the-market (“ATM”) offering program. In September 2024, the Company raised gross proceeds of $46.0 million via a public offering comprised of 11.5 million shares of the Company's Class A common stock for a public offering price of $4.00 per share. The Company also sold 500 thousand shares from the ATM offering program at an average purchase price per share of $9.68, resulting in gross proceeds of $4.8 million during the year ended December 31, 2024. The transaction costs of $3.9 million for the equity issuances incurred during the year ended December 31, 2024, consisting of underwriting discounts and commissions, legal fees, and placement agent fees, have been recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As noted in Note 1 and Note 7, on November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky. Prior to the acquisition, the consolidated financial statements included the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investments, with recorded losses limited to the carrying value of the Company’s investments. All intercompany transactions and balances have been eliminated upon consolidation.
The Company’s consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments, which are stated at fair value. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations.

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, the incremental borrowing rate to measure the operating lease right of use assets, the effective interest rate of the vendor financing agreement, the fair value of assets acquired and liabilities assumed of a business combination, and stock-based compensation.

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
As of December 31, 2024 and December 31, 2023, the Company’s short-term investments had a carrying value of $39.4 million and $19.7 million, respectively, which represents amortized cost, and an aggregate fair value of $39.4 million and $19.7 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.

Accounts Receivable - net
Accounts receivable are customer obligations due to the Company under normal trade terms. The majority of the Company's sales are with domestic and international government and agencies, which limits uncollectible accounts receivable. The Company performs continuing credit evaluations on each customer’s financial condition and reviews accounts receivable on a periodic basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an accounts receivable balance have failed, the accounts receivable balance is written off against the allowance for doubtful accounts. The Company assessed all existing accounts receivable and recorded an allowance for doubtful accounts of $45 thousand and $151 thousand as of December 31, 2024 and 2023, respectively.

Inventories
Inventories are categorized into raw materials and work in process. Raw materials are costs used to build satellites, including those materials and labor that are in process of being built. Work in process primarily consists of costs associated with specific anticipated contracts. As of December 31, 2024, the Company had $46 thousand of raw materials inventory and $6.0 million of work in process inventory. As of December 31, 2023, the Company did not have any inventory. Inventories are stated on a consistent basis at the lower of historical cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company estimates future sales and will write down excess inventories as needed. The Company had a reserve of $0 for inventory as of December 31, 2024, and 2023, respectively. The Company’s estimates of future sales are based on confirmed and expected contracts. The carrying values of inventories approximated their fair values as of December 31, 2024.

Prepaid Expenses and Other Current Assets
Prepaid expenses are advance payments made in the ordinary course of business and are amortized on a straight-line basis over the period of benefit. Other current assets consist primarily of non-trade receivables and short-term deposits. The carrying values of prepaid expenses and other current assets approximated their fair values as of December 31, 2024.

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated useful life of the related asset to its residual value.

The estimated useful lives are as follows:

Estimated useful lives (years)
Satellites	3
Capitalized software	3
Office furniture and fixtures	5
Production and engineering equipment	3 - 6
Computer equipment and software	3
Site and other equipment	3 - 4
Leasehold improvements	shorter of useful life or remaining lease term
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

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2036. Several leases contain renewal options and termination options that were not reasonably certain to be exercised upon inception of the lease and are not included in the lease expiration dates. The Company determines whether a contract is or contains a lease and whether the lease should be classified as an operating or finance lease at contract inception.
The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the consolidated balance sheets.
ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. For leases where the rate is not determinable, the Company determines the incremental borrowing rate. The Company does not recognize a ROU asset and a lease liability for leases with an initial term of 12 months or less; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Many of the Company’s lease agreements contain incentives for tenant improvements. For tenant improvement incentives received, if the incentive is determined to be a leasehold improvement owned by the lessee, the Company generally records the incentives as a reduction to the ROU asset, which reduces rent expense over the lease term. For these lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use. Many of the Company’s lease arrangements contain multiple lease components, such as fixed rent payments and non-lease components, such as common-area maintenance (“CAM”) costs. The Company elected not to separate the lease and non-lease components for new and modified leases executed after the adoption date. The Company's variable lease expense primarily consists of CAM expenses paid directly to lessors of real estate leases. Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material arrangements. The Company does not have any material restrictions or covenants in its lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

Goodwill, Intangible Assets - net, and Other Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of the identifiable assets acquired less the liabilities assumed in the acquisition of a business.
Goodwill is tested annually for impairment at October 1, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level by first taking a qualitative approach to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If the Company determines that it is more likely than not that a reporting unit's fair value is less than its carrying amount, the Company compares the reporting unit’s carrying amount to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In testing for goodwill impairment, the Company may utilize a mix of income and market approaches that include the use of comparable multiples of publicly traded companies whose services are comparable to ours. The Company concluded it has one reporting unit as of December 31, 2024 with goodwill of $10.3 million.
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
Long-Lived Assets and Intangible Assets
The Company reviews long-lived assets, including intangible assets, property and equipment, satellite work in process and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting this analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets (or asset group) to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized based upon the difference between the carrying value of long-lived assets (or asset group) and their fair value.
Finite-lived intangible assets include various assets that are subject to amortization, which primarily includes trade names, trademarks, and customer relationships. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of the Company's finite-lived intangible assets are as follows:

Estimated useful lives (years)
Trade names and trademarks	5
Customer relationships	10

Indefinite life intangible assets is made up of in-process research and development, which has an indefinite life until development is complete. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

Satellite Work in Process
Satellite work in process primarily represents (a) amounts paid to third party vendors for progress payments associated with the engineering, long lead procurement of satellite components, and manufacturing of the Company's satellites, (b) internal labor costs incurred to develop and integrate the Company's satellites, including salaries and allocations of fringe and stock-based compensation and (c) launch service vendors for the costs associated with launching the Company's satellites, which includes launch and launch insurance costs. Satellite work in process capitalized, but not yet paid, is recognized as the Company has the rights to the in-process assets being engineered on the Company's behalf or a refund of amounts paid to date, less certain costs. At launch, these costs, and other costs incurred to put a satellite into service, are aggregated and reclassified as property and equipment, subject to depreciation (Note 8).

Equity Method Investments
As noted in Note 1 and Note 7, on November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky. Prior to the acquisition, the Company had the ability to exercise significant influence, but not control, over LeoStella and accounted for it under the equity method of accounting, including it as an in investment in equity method investees on the Company's consolidated balance sheets.
Significant influence typically exists if a Company has a 20% to 50% ownership voting interest in the investee or retains a voting seat on the investee's board of directors. In evaluating whether the Company had significant influence, the Company considered the nature of its ownership interest in the investee, as well as other factors that may have given the Company the ability to exercise significant influence over the investee's operating and capital financial policies. Under this method of accounting, the Company's share of the net earnings or losses of the investee were included in the Company's consolidated statements of operations and comprehensive loss. The Company did not recognize any percentage of LeoStella's estimated net loss during the year ended December 31, 2024 through the acquisition date since its investment in LeoStella was recorded at $0 as of December 31, 2023. The investment in LeoStella prior to acquisition was not significant to the Company's consolidated financial statements.
Intra-entity profits arising from the sale of assets from the equity method investments to the Company were eliminated and deferred if those assets were still held by the Company at the end of a reporting period. The intra-entity profits were partially recognized as the assets were consumed. As of December 31, 2023, the Company had differences between the carrying value of its equity method investment and the underlying equity in the net assets of the investee of $1.2 million. This amount was fully recognized during the year ended December 31, 2024 as part of the accounting for the acquisition of LeoStella in November 2024.
In November 2023, the Company sold its equity method investment in X-Bow Launch Systems Inc. (“X-Bow”), a space technology company specializing in additive manufacturing of solid rocket motors, and received $9.5 million from the sale of the investment. The $9.5 million gain on the sale of X-Bow was recognized as income on equity method investments in the consolidated statements of operations and comprehensive loss.
Equity method investments were evaluated for impairment whenever events or changes in circumstances indicated that the carrying amounts of such investments could be impaired. If a decline in the value of an equity method investment was determined to be other than temporary, a loss would have been recorded in earnings that period.

Contingent Liabilities
The Company may become involved in litigation or other financial claims in the normal course of its business operations. The Company periodically analyzes currently available information relating to these claims, assesses the probability of loss, and provides a range of possible outcomes when it believes that sufficient and appropriate information is available. The Company accrues a liability for those contingencies where the occurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. The Company does not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.

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
In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Accounting Standards Codification (“ASC”) 606”), the Company uses the five-step model of identifying the contract with a customer, identifying the performance obligations contained in a contract, determining the transaction price, allocating the transaction price, and determining when performance obligations are satisfied, which can require the application of significant judgment, as further discussed below.
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company did not have any active contracts with significant variable consideration as of December 31, 2024.

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
For firm fixed price professional and engineering service contracts, the Company recognizes revenue over time using the cost-to-complete method to measure progress to complete the performance obligation (“Estimate at Completion” or “EAC”). A performance obligation's EAC includes all direct costs such as labor, fringe, materials, subcontract costs and overhead. Significant judgment is used to estimate total costs at completion on a contract by contract basis including, but not limited to, labor productivity, program schedule, technical risk analysis, complexity, scope of the work to be performed and other identified risks. Due to the continuous nature of the work, as well as when a change in circumstances warrants a modification, the EAC is reviewed and may result in cumulative changes to the contract profit. The Company recognizes changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis in the period in which the change is identified. If, at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, the Company recognizes the total loss as and when known. The following table presents the effect of aggregate net EAC adjustments on the Company's professional and engineering services contracts:

	Years Ended December 31,
	2024(1)	2023
	(in thousands)
Revenue	$1	$(1,477)
Basic and diluted net loss per share	$0.00	$(0.09)
(1) For the year ended December 31, 2024, the Company had a favorable EAC adjustment of $1.1 million for an existing individual professional services contract. The remaining EAC adjustments are not individually significant to the Company.

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

Research and Development Costs
The Company incurs research and development costs, which are expensed as incurred, for researching next generation space and ground architectures in support of its long-term strategy. With the Company's acquisition of LeoStella in November 2024, research and development expense also includes investments in next generation satellite design and functionality. In addition, the Company recognizes costs incurred before the technological feasibility stage for internal projects, such as aerospace and other satellite developments, as research and development costs.

Advertising Costs
Advertising costs are expenses associated with promoting the Company’s services and products. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, advertising costs were $1.6 million and $1.5 million, respectively.

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
The Company measures deferred tax assets based on the amount that the Company believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including reversals of existing taxable temporary differences, tax-planning strategies, and historical results of recent operations. In evaluating the objective evidence that historical results provide, the Company considers three trailing years of cumulative operating income or loss. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2024 and 2023. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future.
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2024. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in (loss) gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
Restricted Stock Awards and Restricted Stock Units
The Company grants restricted stock units ("RSUs") to certain employees, for which the grant date fair value is equal to the fair value of the Class A common stock on the date of grant. In order to determine the fair value of its Class A common stock on the date of grant prior to the Merger, the Company historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards for which vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were separate awards. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. As of December 31, 2024, 4 thousand RSUs with performance vesting conditions were outstanding and the associated remaining expense of $26 thousand will be recognized through September 30, 2025.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company did not grant any stock options during the year ended December 31, 2024; stock options were granted during the year ended December 31, 2023. The Company uses the following inputs when applying the Black-Scholes option pricing model:
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
Expected Term. For stock options granted in 2021 through 2024, since there was not a significant history of stock option exercises as a public company, the Company considered the stock option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For stock options granted prior to 2021, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. BlackSky Holdings, Inc. (“Legacy BlackSky”) was privately funded and, accordingly, the lack of marketability was factored into the expected term of options granted. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
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

Warrant Liabilities
In October 2019, Osprey, BlackSky's predecessor company and special purpose acquisition company, issued 2.0 million public warrants and 1.0 million Private Placement Warrants in connection with its public offering. In March 2023, the Company issued 2.1 million Private Placement Warrants in connection with a private placement of shares of Class A common stock and accompanying warrants. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
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
As of December 31, 2024, the Company’s consolidated balance sheets included liability classified warrants, reported as derivative liabilities. The fair value of the public warrants was estimated as of December 31, 2024 using the public warrants’ quoted market price. The October 2019 and March 2023 Private Placement Warrants were valued using a Black-Scholes option pricing model for initial and subsequent measurements. The liabilities associated with the public warrants and the Private Placement Warrants are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in (loss) gain on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Transaction Costs
The Company incurs underwriting discounts and commissions, legal fees, accounting fees, placement agent fees, and other third-party costs related directly to equity issuances. Transaction costs incurred for equity issuances are allocated to the components of the transaction based on their relative fair market value, including common equity and equity warrants classified as derivatives and, as such, based on the Company's allocation, are either expensed in the consolidated statements of operations and comprehensive loss or recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

The Company has also incurred lender fees and other incremental third-party costs associated with its debt financing, as described in Note 14. Lender fees have been capitalized and included in either debt - current portion or long-term debt - net of current portion in the consolidated balance sheets, depending on the classification of the associated debt. Third-party costs associated with the debt modification were expensed in the consolidated statements of operations and comprehensive loss.
Additionally, during 2024, the Company incurred legal fees, accounting fees, information technology fees, and other incremental third-party costs related to its business acquisition, as described in Note 7. Transaction fees were expensed as incurred as selling, general and administrative in the consolidated statements of operations and comprehensive loss.

Deferred Financing Costs
Financing costs consist of legal fees, accounting fees, and other third-party costs that are directly related to the Company’s future financing transactions and will be assigned to the cost of financing upon the completion of the applicable future transaction(s). There were no deferred financing costs capitalized as of December 31, 2024. During the year ended December 31, 2023, the Company incurred deferred financing costs of $0.1 million, which were included in other assets in the Company's consolidated balance sheets as of December 31, 2023.

Deferred Offering Costs
Deferred offering costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs that are directly related to the Company’s future equity offering(s) and will be charged to additional paid in capital upon the completion of the applicable future transactions. During the year ended December 31, 2024 the Company incurred $0.1 million of deferred offering costs, which were included in other assets in the Company's consolidated balance sheets as of December 31, 2024. The Company did not incur any deferred offering costs during the year ended December 31, 2023.

Business Combinations
Business acquisitions are accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations, and are included in the Company's consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized if the fair value of the purchase consideration transferred, or the fair value of the acquirer’s interest in the acquiree if no consideration is transferred, and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. In determining the fair value of identifiable assets, the Company uses various valuation techniques which requires it to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 4—“Segment Information” for further detail.

Accounting Standards Recently Issued But Not Yet Adopted
On December 14, 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impacts of this update and plans to adopt these amendments using the prospective approach for annual disclosures in 2025.
On November 4, 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2024-03; however, it is not expected that the standard will have a material impact on the Company’s consolidated financial position, results of operations and/or cash flows.

4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. The CODM uses consolidated net loss to assess financial performance and allocate resources. Accordingly, the Company is currently deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprises the continuing operations of the Company’s single operating and reportable segment, provides geospatial intelligence, imagery and related data analytic products and services, of which the Company incurs costs and recognizes revenue on professional and engineering services including but not limited to, the development, integration, and operation of satellites and software platforms, as well as ground systems, that support the Company's primary imagery service subscriptions. The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenue
Imagery & software analytical services	$70,062	$65,391
Professional & engineering services	32,031	29,101
Total revenue	102,093	94,492
Costs and Expenses
Imagery & software analytical direct labor costs	2,502	3,304
Imagery & software analytical direct materials costs	11,405	10,489
Professional & engineering direct labor costs	9,167	13,160
Professional & engineering direct materials costs	4,358	6,828
Salaries and benefit costs	41,742	40,720
Stock-based compensation expense	10,526	10,118
Other segment items	23,145	22,422
Depreciation and amortization	43,536	43,431
Loss (gain) on derivatives	2,815	(7,679)
Income on equity method investments	(879)	(4,165)
Interest income	(1,560)	(2,063)
Interest expense	12,187	9,306
Other (income) expense, net	(3)	1,807
Income tax expense	370	673
Net loss	$(57,218)	$(53,859)
(1) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of December 31, 2024 and 2023, the Company's segment assets, which are equal to the Company's consolidated assets on the consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

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

The following table disaggregates revenue by type for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Imagery	$62,518	$54,630
Data, software, and analytics	7,544	10,761
Professional services	26,101	16,824
Engineering services	5,930	12,277
Total revenue	$102,093	$94,492
The approximate revenue based on geographic location of end customers was as follows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
North America	$63,782	$60,023
Middle East(1)	14,557	8,385
Asia Pacific(2)	22,768	25,058
Other	986	1,026
Total revenue	$102,093	$94,492
(1) For the year ended December 31, 2024, Middle East revenue included $12.3 million of revenue from Country A; the amount of revenue from Country A for the year ended December 31, 2023 was not individually significant to the Company. The remaining Middle East countries were not individually significant to the Company.
(2) For the years ended December 31, 2024 and 2023, Asia Pacific revenue included $16.5 million and $13.3 million of revenue, respectively, from Country B. Asia Pacific revenue included $11.5 million of revenue from Country C for the year ended December 31, 2023; the amount of revenue from Country C for the year ended December 31, 2024 was not individually significant to the Company. The remaining Asia Pacific countries were not individually significant to the Company.
Revenue from categories of end customers for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
U.S. federal government and agencies	$61,257	$58,445
International governments	37,970	34,580
Commercial and other	2,866	1,467
Total revenue	$102,093	$94,492

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of December 31, 2024, the Company had $261.7 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the consolidated balance sheets, of $75.9 million, $45.2 million, and $140.6 million in fiscal year 2025, fiscal year 2026, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Contract assets - current:
Unbilled revenue	$27,852	$15,213
Total contract assets - current	$27,852	$15,213

Contract assets - long-term:
Unbilled revenue - long-term	$173	$8,150
Other contract assets - long-term	937	610
Total contract assets - long-term(1)	$1,110	$8,760

Contract liabilities - current:
Deferred revenue - current	$2,160	$3,670
Other contract liabilities - current	23	—
Total contract liabilities - current	$2,183	$3,670

Contract liabilities - long-term:
Other contract liabilities - long-term	$678	$169
Total contract liabilities - long-term(2)	$678	$169
(1) Total contract assets - long term is included in other assets in the consolidated balance sheets.
(2) Total contract liabilities - long term is included in other liabilities in the consolidated balance sheets.
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

Changes in short-term and long-term contract assets and contract liabilities for the year ended December 31, 2024 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2024	$23,973	$3,839
Billings or revenue recognized that was included in the beginning balance	(12,992)	(3,258)
Changes in contract assets or contract liabilities, net of reclassification to receivables	17,599	1,694
Cumulative catch-up adjustment arising from changes in estimates to complete during the year	55	65
Cumulative catch-up adjustment arising from contract modifications	—	(11)
Changes in costs to fulfill and amortization of commission costs	327	—
Changes in contract commission costs	—	532
Balance as of December 31, 2024	$28,962	$2,861

7. Business Acquisition
On November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella, and LeoStella became a wholly-owned subsidiary of the Company. Purchase consideration of $0.9 million consisted of the value of the Company's 50% ownership in LeoStella at the time of the business combination. It is expected that this acquisition will allow the Company to improve its control over the Gen-3 supply chain and production operations. Prior to obtaining a controlling interest, the Company accounted for its 50% ownership in LeoStella as an equity method investment (see Note 2 for information regarding the previous treatment of LeoStella). This transaction was accounted for as a “step acquisition” (as defined by GAAP) and, as such, the Company remeasured its pre-existing equity interest in LeoStella immediately prior to the completion of the acquisition to its estimated fair value. The results of LeoStella since the acquisition date have been included in the Company’s consolidated financial statements.
The following table presents the preliminary purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to change during the measurement period, which is generally one year from the acquisition date. All intra-entity deferred profits have been excluded from the table (see Note 2—“Basis of

Presentation and Summary of Significant Accounting Policies” for discussion of the Company's pre-existing relationship with LeoStella).

(in thousands)
Assets
Current assets, including cash acquired of $541	$1,561
Property and equipment	5,106
Intangible assets:
In-process research and development	3,500
Trade names and trademarks	1,200
Total intangible assets	4,700
Other assets	1,525
Total assets	$12,892

Liabilities
Current liabilities	$11,910
Other liabilities	970
Total liabilities	$12,880
Goodwill of $0.9 million from the business acquisition was primarily attributed to the value expected from the workforce acquired from the acquisition. In addition, $0.5 million of the goodwill recognized is expected to be deductible for income tax purposes.
Intangible assets acquired included in-process research and development, which has an indefinite life until development is complete, and various finite-lived intangible assets that are subject to amortization, including trade names and trademarks with estimated useful lives of 5 years.
The acquisition-date fair value was determined using a combination of cost approaches and discounted cash flow methods. With respect to intangible assets, the estimated fair values were determined based on relief from royalty and multi-period excess earnings methods. These models used primarily Level 3 inputs, including estimates of projected revenue growth rates, projected EBITDA margins, and an estimated discount rate.
In accordance with accounting for a step acquisition, the Company recognized a gain of $0.9 million as a result of remeasuring its pre-existing interest in LeoStella held immediately before the business combination, which is included in income on equity method investments in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, the Company incurred $0.5 million of acquisition-related transactions costs, which is included in selling, general and administrative costs in the consolidated statements of operations and comprehensive loss. The amounts of LeoStella's revenue and net loss included in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 were not significant.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of the Company and LeoStella as if the acquisition had occurred on January 1, 2023. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the results of operations would have been had the acquisition been completed on January 1, 2023. In addition, these pro forma results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.
The unaudited pro forma financial information includes adjustments for the pro forma impact of the Company's preliminary purchase price allocation, including the amortization of newly acquired intangible assets; the impact of transaction costs; and the alignment of accounting policies.

	Years Ended December 31,
	2024	2023
	(in thousands)
Pro forma revenue	$107,032	$102,371
Pro forma net loss	(68,128)	(63,295)

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	December 31,	December 31,
	2024	2023
	(in thousands)
Satellites	$107,004	$125,124
Software	32,587	20,384
Office furniture and fixtures	9,171	4,039
Production and engineering equipment	2,986	—
Software development in process	3,656	2,673
Site equipment	2,502	2,557
Computer equipment	1,578	1,642
Other equipment	812	811
Total	160,296	157,230
Less: accumulated depreciation	(114,683)	(90,114)
Property and equipment — net	$45,613	$67,116

Depreciation of property and equipment was $42.9 million for each of the years ended December 31, 2024 and 2023.

9. Goodwill and Intangible Assets

Goodwill
The Company performed an annual qualitative goodwill assessment of the goodwill held related to its reporting unit as of October 1, 2024. The Company determined that no triggering events occurred that would require the Company to quantitatively test goodwill for impairment during the year ended December 31, 2024. As of December 31, 2024, the Company believes that the estimated fair value of its reporting unit is still in excess of its respective carrying value and therefore is not at-risk of being impaired. As a result, the Company did not have any impairment losses during the years ended December 31, 2024 and 2023. To the extent this reporting unit realizes actual operating results in the future below forecasted results, or realizes decreases in forecasted results as compared to previous forecasts or, in the event the estimated fair value of the reporting unit decreases (as a result, among other things, of changes in market capitalization, including further declines in the stock price), the Company may incur goodwill impairment charges in the future. Goodwill was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Value of Goodwill
	(in thousands)
	December 31, 2024
Balance as of January 1, 2024	$9,393	$—	$9,393
Acquisition	867	—	867
Balance as of December 31, 2024	$10,260	$—	$10,260

	December 31, 2023
Balance as of January 1, 2023	$9,393	$—	$9,393
Balance as of December 31, 2023	$9,393	$—	$9,393

Intangible Assets - net
Intangible assets - net was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
	December 31, 2024
Finite-lived intangible assets:
Trade names and trademarks	$1,200	$(49)	$1,151
Customer relationships	5,614	(4,819)	795
Total finite-lived intangible assets:	6,814	(4,868)	1,946
Indefinite-lived intangible assets:
In-process research and development	3,500	—	3,500
Total intangible assets at December 31, 2024	$10,314	$(4,868)	$5,446

	December 31, 2023
Finite-lived intangible assets:
Customer relationships	$6,530	$(5,173)	$1,357
Distribution agreements	326	(326)	—
Technology and domain name	3,948	(3,948)	—
Total intangible assets at December 31, 2023	$10,804	$(9,447)	$1,357

For the years ended December 31, 2024 and 2023, amortization expense related to intangible assets was $0.6 million. This amount is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it will have the following amortization expense for the future periods indicated below:

For the years ending December 31:	(in thousands)
2025	$788
2026	474
2027	240
2028	240
2029	204
Thereafter	3,500
Total	$5,446

10. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Accounts payable	$8,239	$2,318
Accrued payroll	7,481	5,828
Accrued professional services, legal, and other general and administrative	1,656	1,107
Accrued cost of goods sold and other expenses	3,043	2,320
Total accounts payable and accrued liabilities	$20,419	$11,573

11. Other Current Liabilities
The components of other current liabilities were as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Other current liabilities	$182	$244
Accrued interest	378	344
Operating lease right-of-use liabilities	775	621
Estimated non-income tax liability	158	196
Total other current liabilities	$1,493	$1,405

12. Employee Benefit Plan
The Company has a 401(k) savings plan. Eligible employees may voluntarily contribute a percentage of their compensation to their 401(k) plan account. The Company provides a 401(k) employer match of 50% of the first 6% of the employee’s contribution of eligible compensation. The 401(k) employer match expense was $1.2 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

13. Income Taxes
The Company's consolidated effective income tax rate from continuing operations for the years ended December 31, 2024 and 2023 was -0.70% and -1.26%, respectively. The Company's provision for income taxes from continuing operations for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Current:
Federal	$—	$—
State	205	569
Foreign	165	104
Total current	370	673

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total provision for income taxes	$370	$673
The Company’s primary operations are domestically located and the Company is subject to tax in one foreign jurisdiction. The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% to loss before income taxes due to the following items for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Tax benefit at federal statutory rate	$(11,938)	$(11,169)
Non-deductible compensation	171	2,342
State tax, net of federal benefit	(95)	(9,393)
Valuation allowance	10,773	17,251
Shortfall of stock compensation deduction	1,288	2,666
Non-taxable warrants	591	(1,613)
Other	(420)	589
Income tax expense	$370	$673
The deferred income tax expense as of December 31, 2024 and 2023 was $0. The tax benefits associated with losses generated by the consolidated group have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than-not that the losses will be utilized.

Deferred tax assets and liabilities as of December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$73,482	$68,374
Sec. 163(j) carryforward	11,603	9,214
Accruals and reserves	1,664	1,841
Deferred revenue	115	194
Capital loss carryforward	3,993	4,004
Section 174 - research expenditures	11,869	7,914
Other deferred tax assets	7,223	6,604
Total deferred tax assets	109,949	98,145
Valuation allowance	(108,162)	(97,388)
Total net deferred tax assets	1,787	757
Deferred tax liabilities
Basis difference in intangibles	(1,233)	(332)
Other deferred tax liabilities	(554)	(425)
Total deferred tax liabilities	(1,787)	(757)

Net deferred tax liabilities	$—	$—
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
Below is a summary of the Company's estimated loss and tax credit carryforwards. In the year ended December 31, 2022, the Company performed a historic ownership change analysis and concluded that $1.5 million of federal net operating loss carryforward pre-tax attributes were subject to limitations, as defined by the Internal Revenue Code Sections 382 and 383, will go unutilized.

	Tax Effected	Expiration
	(in thousands)
Federal net operating loss (“NOL”) carryforward	$8,313	2033-2037
Federal NOL carryforward	54,595	Indefinite
Federal capital loss carryforward	3,993	2025
State NOL carryforwards	10,574	2034-2043
At December 31, 2024 and 2023 the Company had $299.6 million and $275.4 million of NOL carryforwards for U.S. federal tax purposes, respectively. U.S. federal tax NOL carryforwards generated prior to 2018 of $39.6 million will expire, if unused, between 2033-2037. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2024, the Company had $260.0 million of NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of its taxable income annually.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. Tax years 2015-2023 remain open for examination.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2024	2023
	(in thousands)
Unrecognized tax benefits - January 1	$9,006	$9,006
Gross decrease - tax positions in current period	—	—
Gross increase - tax positions in current period	—	—
Unrecognized tax benefits - December 31	$9,006	$9,006
The majority of the unrecognized tax benefits in the year ended December 31, 2024 is from the valuation of guaranteed incentives shares issued for SVB guarantors. The balance of unrecognized tax benefits as of December 31, 2024 and 2023, if recognized, would not affect the Company's effective tax rate and would result in adjustments to other tax accounts, primarily deferred tax assets and the net operating loss carry forward.

14. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	December 31,	December 31,
	2024	2023
	(in thousands)
Current portion of long-term debt	$2,000	$—
Non-current portion of long-term debt	107,034	84,578
Total long-term debt	109,034	84,578
Unamortized debt issuance costs	(1,371)	(1,077)
Outstanding balance	$107,663	$83,502

	Effective Interest Rate	December 31,	December 31,
Name of Loan		2024	2023
		(in thousands)
Loans from related parties	12.23% - 12.57%	$93,034	$84,578
Satellite launch vendor financing	10.45%	6,000	—
Commercial bank line	10.98%	10,000	—
Total		$109,034	$84,578

Loans from Related Parties
On May 9, 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. The Amendment amended the secured loan facility to, among other things: (i) extend the maturity date of the loan from October 31, 2024 to October 31, 2026, (ii) roll the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date, (iii) increase the interest rate on the loan as of the Amendment date from 9% to 12%, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis, and (iv) add certain financial covenants. This facility is secured by substantially all of the Company’s assets, is guaranteed by the Company’s subsidiaries, and contains customary covenants and events of default. The Amendment was accounted for as a debt modification and related transaction costs of $1.3 million were recorded during the year ended December 31, 2023.
Satellite Launch Vendor Financing
In November 2023, the Company entered into a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. During the year ended December 31, 2024, the Company incurred $6.0 million of debt related to the satellite launch vendor financing agreement.
Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. As of December 31, 2024, there was $10.0 million outstanding under the revolving credit facility. The commercial bank line matures on June 30, 2026.
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
Debt Maturities
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2025	$2,000
2026	105,034
2027	2,000
Total outstanding	$109,034
Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $120.3 million and $78.7 million as of December 31, 2024 and 2023, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
The Company is required to maintain the following financial covenants:

•$10.0 million of minimum cash and cash equivalents balance, measured quarterly as of the last day of each fiscal quarter.
•Adjusted EBITDA, measured quarterly as of the last day of each fiscal quarter, of not less than:
•$5.0 million for the trailing four quarter period ending as of December 31, 2024 through September 30, 2025 and
•$10.0 million for the trailing four quarter period ending as of December 31, 2025 and as of the end of each fiscal quarter thereafter.
•Quarterly minimum revenue targets agreed upon by the Company and the bank at the beginning of each year.
•Unrestricted and unencumbered cash and cash equivalents in an amount equal to at least one hundred percent of the outstanding debt at all times.
In addition, the commercial bank line contains customary affirmative and negative covenants, including covenants limiting the Company's ability to, among other things, incur debt, grant liens, pay dividends and distributions on its capital stock, make investments and acquisitions, and make capital expenditures, in each case subject to customary exceptions for a loan facility of this size and type. If the Company fails to meet the minimum cash covenant, the commercial bank line provides the Company with the ability to cure the breach with the deposit of proceeds from the issuance of capital stock or subordinated debt.
As of December 31, 2024, all debt instruments contained customary covenants and events of default. The Company was in compliance with all financial and non-financial covenants as of December 31, 2024.

15. Equity Warrants Classified as Derivative Liabilities

Warrant Issuances
In March 2023, the Company completed the closing of a private placement whereby the Company issued warrants to purchase up to 2.1 million shares of Class A common stock.
The purchase price of each share and associated warrants was $17.61. Including the issuance of Company’s Class A common stock, the aggregate gross proceeds to the Company from the private placement were $29.4 million, before deducting the placement agent fees and other offering expenses payable by the Company. The Company uses the net proceeds from the private placement for general corporate purposes, including working capital.
The warrants have an exercise price of $17.61 per share of Class A common stock, and are exercisable until September 8, 2028. The March 2023 Private Placement Warrants provide that a holder of warrants will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that each holder may increase or decrease the beneficial ownership limitation by giving notice to the Company; but not to any percentage in excess of 9.99%.
The Company incurred transaction costs which consisted of legal fees, accounting fees, placement agent fees, and other third-party costs directly related to the March 2023 private placement. The transaction costs of $0.9 million related to the 2023 Private Placement Warrants were included in other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
The Company also has outstanding warrants, which includes public warrants exercisable for 2.0 million shares and Private Placement Warrants exercisable for 1.0 million shares (certain of which are subject to the achievement of trading price targets), issued by Osprey, the Company's predecessor company, in 2019 in connection with its initial public offering as a special purpose acquisition company.

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying consolidated statements of operations and comprehensive loss (see Note 22). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of December 31, 2024 and 2023.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at December 31, 2024:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Loss in Value for the Year Ended December 31, 2024	Fair Value as of December 31, 2024
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$933	$1,728
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	68	484
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	62	229
Private Placement Warrants - Issued March 2023	2,050	17.61	N/A	9/8/2028	Liability	1,353	13,820
In addition, the Company has 221 thousand Class A common stock warrants outstanding which have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s consolidated balance sheets.

16. Other Income (Expense)

	Years Ended December 31,
	2024	2023
	(in thousands)
Transaction costs associated with debt and equity financings	$—	$(1,738)
Other	3	(69)
	$3	$(1,807)

17. Stockholders’ Equity
Class A Common Stock
As of December 31, 2024, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of December 31, 2024 consisted of 31.0 million and 30.7 million shares of Class A common stock, respectively. The par value of each share of the Class A common stock is $0.0001 per share.

The Company had reserved shares of Class A common stock for issuance in connection with the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Common stock warrants (exercisable for Class A common stock) treated as equity	221	221
Stock options outstanding	876	1,043
Restricted stock units outstanding	2,419	2,016
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Private Placement Warrants (exercisable for Class A common stock) treated as liability	3,091	3,091
Shares available for future grant	260,456	273,797
Total Class A common stock reserved	269,040	282,145
The Company has approximately 0.3 million Sponsor Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock (the “Lock-Up Sponsor Shares”), and therefore are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, as of December 31, 2024 and 2023, the Company's derivative liabilities in the consolidated balance sheets included Sponsor Shares of $1.7 million and $1.3 million, respectively. The Company recorded a $0.4 million loss on derivatives in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 related to the fair value adjustments of these Sponsor Shares. The Sponsor Shares have the following provisions:

Terms
Contractual Life	Seven years from the closing date of the Merger

Release Provision
Exactly half of the Lock-Up Sponsor Shares have a release provision (“Release”) at such time that the volume weighted average price (“VWAP”) is equal to, or greater than, $120.00 per share for ten of any twenty consecutive trading days. The remaining Lock-Up Sponsor Shares Release at such time that the VWAP is equal to, or greater than, $140.00 per share for ten of any twenty consecutive trading days. There is an additional provision for acceleration of the Release upon a defined change in control.

Forfeiture Provision	If, within the seven year period, the Lock-Up Sponsor Shares have not met the Release provisions, the Lock-Up Sponsor Shares will automatically forfeit and be cancelled.

18. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2024	2023
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(57,218)	$(53,859)

Basic and diluted net loss per share	$(2.67)	$(3.18)

Shares used in the computation of basic and diluted net loss per share	21,443	16,931

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
	(in thousands)
Restricted Class A common stock	—	3
Class A common stock warrants	221	221
Stock options	876	1,043
Restricted stock units	2,419	2,017
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Private Placement Warrants (exercisable for Class A common stock) treated as liability	3,091	3,091
Sponsor Shares	296	296

19. Stock-Based Compensation
Legacy BlackSky adopted two equity incentive plans in prior years and issued equity and equity-based awards under the 2014 Equity Incentive Plan (the “2014 Plan”) and the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”, together with the 2014 Plan, collectively the “Prior Plans”), which are now administered by the Company’s board of directors. The Prior Plans are no longer active; however, outstanding awards granted under these Prior Plans were not affected by the termination of the Prior Plans. Both of the Prior Plans allowed the board of directors of Legacy BlackSky to grant stock options, designated as incentive or nonqualified, and other equity awards to employees, officers, directors, and consultants. Stock options were granted with an exercise price per share equal to at least the estimated fair value of the underlying shares of Legacy BlackSky Class A common stock on the date of grant. The vesting period was determined through individual award agreements and was generally over a four-year period. Awards generally expired 10 years from the date of grant. As of December 31, 2024, the Company had no options outstanding under the 2011 Plan and 93 thousand options outstanding under the 2014 Plan.
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
The stock-based compensation expense attributable to continuing operations is included in the consolidated statements of operations and comprehensive loss as indicated in the table below:

	Years Ended December 31,
	2024	2023
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$173	$242
Professional & engineering service costs, excluding depreciation and amortization	470	502
Selling, general and administrative	10,526	10,118
Total stock-based compensation expense	$11,169	$10,862
The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.6 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the consolidated balance sheets.

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
The Black-Scholes option pricing model is used to determine the fair value of stock options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. The Company did not grant any stock options in the year ended December 31, 2024. A summary of the weighted-average assumptions used by the Company during the year ended December 31, 2023 is presented below:

Year Ended December 31, 2023
Fair value per common share	$1.27
Weighted-average risk-free interest rate	4.31%
Volatility	31.20%
Expected term (in years)	8.00
Dividend rate	0%
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

A summary of the Company’s stock option activity under the Plans during the year ended December 31, 2024 is presented below:

	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - January 1, 2024	1,101	$19.94
Exercised	(23)	0.10
Forfeited	(202)	49.57
Outstanding - December 31, 2024	876	13.62	7.62	$954
Exercisable - December 31, 2024	876	13.62	7.62	954
For stock options exercised, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.2 million and $0.6 million, respectively. The total fair value of stock options vested during the years ended December 31, 2024 and 2023 was $2.3 million and $2.0 million, respectively.
As of December 31, 2024, there was $2.3 million of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units
The Company granted an aggregate of 1.3 million RSUs to certain employees and service providers during the year ended December 31, 2024 under the 2021 Plan. The general vesting provisions are that 25% will vest on the one-year anniversary of the vesting commencement date and 75% will vest ratably over twelve consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs.
A summary of the Company’s nonvested RSU activity during the year ended December 31, 2024 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2024	2,016	$13.52
Granted	1,319	7.48
Vested	(852)	15.52
Canceled	(64)	12.87
Nonvested - December 31, 2024	2,419	9.54
During the year ended December 31, 2024, 48 thousand of the vested, but not yet issued, RSUs were withheld to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $1.6 million. Unrecognized compensation costs related to nonvested RSUs totaled $21.4 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 2.6 years.

20. Leases
Total Lease Cost
The components of rent expense, which are primarily included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss, were as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Operating lease expense	$1,399	$1,287
Variable lease expense	341	245
Short-term lease expense	138	273
Total rent expense	$1,878	$1,805

Supplemental Balance Sheet Information
As of December 31, 2024 and 2023, supplemental operating lease balance sheet information consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Operating lease right of use assets - net	$4,029	$1,630

Operating lease liabilities:
Other current liabilities	$775	$621
Operating lease liabilities	8,048	3,041
Total operating lease liabilities	$8,823	$3,662
Other Supplemental Information
Other supplemental operating lease information consisted of the following for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(dollars in thousands)
Operating cash flows for operating leases	$1,102	$586
ROU assets obtained in exchange for new lease liabilities	$5,450	$222
Weighted average remaining lease term (in years)	9.03	8.33
Weighted average discount rate	10.15%	11.48%

21. Related Party Transactions
A summary of the Company’s related party transactions during the years ended December 31, 2024 and 2023 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Years Ended December 31,		December 31,	December 31,
	Nature of Relationship		2024	2023	2024	2023
Name		Description of the Transactions	(in thousands)
LeoStella(1)	Former Joint Venture with Thales Alenia Space	The Company owned 50% of LeoStella, its joint venture with Thales. The Company contracted with LeoStella for the design, development and manufacture of satellites to operate its business. In November 2024, the Company acquired the remaining 50% of common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky.	$27,127	$23,910	N/A	$10,843
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	500	458	42	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	5,560	8,092	—	750
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	570	375	25,072	22,793
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	1,844	1,042	67,962	61,785
(1) For the year ended December 31, 2024, the total payments to LeoStella presented are from January 1, 2024 through the acquisition date of November 6, 2024. Subsequent to the acquisition date, all payments to and from LeoStella are considered intercompany transactions and are eliminated in consolidation.
The Company recorded revenue from related parties of $4.3 million and $11.5 million for the years ended December 31, 2024 and 2023, respectively. Accounts receivable from related parties was $0 as of December 31, 2024 and December 31, 2023.
Interest on the term loan facility is accrued and is due semi-annually. The Company made interest payments of $2.4 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had interest due to related parties of $1.9 million, of which $0.4 million is to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $1.5 million is paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2023, the Company had interest due to related parties of $1.7 million, of which $0.3 million was included in other current liabilities and $1.4 million was included in other liabilities.

22. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

December 31, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,728	$—	$—
Private Placement Warrants - Issued October 2019	—	—	713
Private Placement Warrants - Issued March 2023	—	—	13,820
Sponsor Shares	—	—	1,703
	$1,728	$—	$16,236

December 31, 2023	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$795	$—	$—
Private Placement Warrants - Issued October 2019	—	—	583
Private Placement Warrants - Issued March 2023	—	—	12,467
Sponsor Shares	—	—	1,304
	$795	$—	$14,354
The carrying values of the following financial instruments approximated their fair values as of December 31, 2024 and 2023 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, short-term debt, and other current liabilities. See Note 7—“Business Acquisition” for additional information on the fair value of assets acquired via business acquisition.
There were no transfers into or out of any of the levels of the fair value hierarchy during the years ended December 31, 2024 or 2023.
Changes in the fair value of the Level 3 liabilities during the year ended December 31, 2023 of $11.3 million included the Sponsor Shares, the October 2019 Private Placement Warrants, and the March 2023 Private Placement Warrants. The following is a summary of changes in the fair value of the Level 3 liabilities during the year ended December 31, 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Loss from changes in fair value	399	130	1,353
Balance as of December 31, 2024	$1,703	$713	$13,820

23. Commitments and Contingencies

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2036. Future minimum lease payments under non-cancellable office leases as of December 31, 2024 are as follows:

(in thousands)
For the years ending December 31,
2025	$1,233
2026	1,757
2027	1,469
2028	1,209
2029	1,242
Thereafter	7,496
Total lease payments	14,406
Less: imputed interest	(5,583)
Present value of lease liabilities	$8,823

Ground Station Services
The Company has service agreements for ground station services to be performed by third-parties subsequent to December 31, 2024. Future purchase commitments under non-cancellable ground station service contracts as of December 31, 2024 are as follows:

(in thousands)
For the years ending December 31,
2025	$1,199
2026	887
2027	398
2028	80
$2,564

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

Other Commitments
The Company entered into a non-refundable commitment during the year ended December 31, 2024 for launch insurance, which will cover the risk of total or partial loss for multiple upcoming satellite launches. The minimum commitment associated with the launch insurance is $6.0 million. In addition to the commitment above, the Company entered into various operational commitments for the next several years totaling $5.6 million as of December 31, 2024.

24. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. Accounts receivable related to U.S. federal government and agencies was $11.2 million and $6.0 million as of December 31, 2024 and 2023, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue:

	Revenue
	Years Ended December 31,
	2024	2023
	(in thousands)
U.S. federal government and agencies	60%	62%
Customer B	16%	14%
Customer C	12%	*
Customer D	*	12%

	Accounts Receivable
	As of December 31,
	2024	2023
	(in thousands)
U.S. federal government and agencies	76%	83%
Customer B	*	*
Customer C	*	*
Customer D	*	*

* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of December 31, 2024 and 2023, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

25. Subsequent Events
The Company evaluated subsequent events through March 19, 2025 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.