Form 10-K/A
period 2024-12-31
BlackSky Technology Inc.
filed 2025-04-16
CIK 1753539

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

As of April 14, 2025, there were 31,652,390 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

BlackSky Technology Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

In September 2024, we effected a one-for-eight reverse stock split (the “Reverse Stock Split”) of our issued Class A common stock, par value $0.0001 per share (“common stock”). As a result, every eight shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of our common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of our common stock as reported on the New York Stock Exchange (“NYSE”) on September 6, 2024, the date of the effective time of the Reverse Stock Split. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of our common stock. This Amendment No. 1 gives effect to the Reverse Stock Split, including retroactive effect to the Reverse Stock Split, for all periods presented. The shares of common stock retained a par value of $0.0001 per share.

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

The following table sets forth the names, ages as of April 1, 2025 and certain information for each of our directors. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Class	Age	Position(s)	Director of Osprey Technology Acquisition Corp.	Director of BlackSky	Current Term Expires
Magid Abraham(2) (3)	I	66	Director	-	September 2021 - Present	2025
David DiDomenico	I	54	Director	July 2019 - September 2021	September 2021 - Present	2025
Susan Gordon(3)	II	66	Director	-	September 2021 - Present	2026
Timothy Harvey(1) (2)	II	68	Director	-	September 2021 - Present	2026
Brian O’Toole	III	61	Director	-	September 2021 - Present	2027
William Porteous(1) (2)	II	52	Director, Chair	-	September 2021 - Present	2026
James Tolonen(1) (3)	III	75	Director	-	September 2021 - Present	2027
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

Ms. Gordon is the founder and principal of GordonVentures, LLC, a technology, strategy and risk consultancy and currently serves as a consultant and advisor on technology and global risk. Among other endeavors, she is a member of the board of directors of CACI, OneWeb Technologies, Freedom Consulting, and Bridge Core Federal. Ms. Gordon also serves as a Trustee of the Mitre Corporation and is the Vice Chairperson of the National Intelligence University Foundation, and is on the Board of Advisors of the National Security Space Association. Ms. Gordon previously served on the board of directors of Avantus Federal (2020 - 2022) and SecurityScorecard (2022 – 2025). She also serves on several technology advisory boards and consults with Microsoft Corporation. Ms. Gordon is a fellow at Duke and Harvard Universities and she continues to support Defense Department and Intelligence Community study activities. She holds a Bachelor of Science degree in zoology (biomechanics) from Duke University.

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

William Porteous has served on our board of directors since September 2021 and served on Legacy BlackSky’s board of directors from February 2015, and specifically as Chairman of the board from December 2018, until the closing of the merger. Mr. Porteous is a General Partner with RRE Ventures and also serves as the firm’s Chief Operating Officer. During his 23-year career as an investor, Mr. Porteous has served on the boards of more than 20 companies. In addition to serving on our board, Mr. Porteous also currently serves as a director of Hyperspectral.AI, Nanit, Paperless Post, Pattern, Pilot Fiber, Spire, Ursa Space Systems, and Wave. Mr. Porteous is also Chairman of the Dockery Farms Foundation, which he founded. From 2003 to 2018, Mr. Porteous served as an Adjunct Professor at Columbia Business School where he taught a course on venture capital. Mr. Porteous holds an M.B.A. from Harvard University, an MSc. from the London School of Economics, and a B.A. with Honors from Stanford University.

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

Our Executive Officers

The following table sets forth certain information about our executive officers as of April 1, 2025. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Brian O'Toole	61	Chief Executive Officer, President and Director
Henry Dubois	63	Chief Financial Officer
Christiana Lin	55	General Counsel and Chief Administrative Officer
Brian O’Toole. Please see “Our Directors” above for biographical information about Mr. O’Toole.

Henry Dubois has served as our Chief Financial Officer since June 2022. Prior to serving as Chief Financial Officer, Mr. Dubois served as our Chief Development Officer from September 2021 to June 2022 and as Legacy BlackSky’s Chief Development Officer from August 2021 through the closing of the merger after having served as an advisor to Legacy BlackSky’s CEO and board of directors since September 2018. Before joining us, from February 2009 to August 2021, Mr. Dubois was managing director at HED Consulting, a consulting firm that specializes in planning and implementing viable, sustainable household energy interventions, where he advised companies, including Legacy BlackSky, on strategic initiatives, operating improvements and financial activities. From April 2013 to May 2018, Mr. Dubois also served as Chief Executive Officer and President of Hooper Holmes Inc., a national provider of biometric screenings and comprehensive health and wellness programs, leading its turn-around by refocusing its business lines to high growth opportunities in the healthcare industry, shedding under-performing business lines and adding new capabilities through acquisitions. In August 2018, after Mr. Dubois’s tenure as the Chief Executive Officer of Hooper Holmes, the company filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 18-23302). Pursuant to a plan of liquidation filed by Hooper Holmes and its subsidiaries, the Hooper Holmes Liquidating Trust was formed to administer the final liquidation of the company's assets and a trustee was appointed to dissolve the company. Mr. Dubois also has experience serving as an executive at two geospatial companies and he brings proven experience in growth strategies, deal sourcing and integration. For instance, from February 2005 to December 2012, Mr. Dubois served as CFO and an executive advisor at GeoEye, a commercial satellite imagery company, where he helped grow revenues from $30 to $350 million. Similarly, at DigitalGlobe, a vendor of space imagery and geospatial content and operator of civilian remote sensing spacecraft, Mr. Dubois held several executive positions including President, Chief Financial Officer and Chief Operating Officer. Mr. Dubois was also Chief Executive Officer of an Asian telecom company, PT Centralindo Panca Sakti. He brings extensive domestic and international experience leading telecom and satellite imaging companies through periods of growth, merger and acquisition activity. Mr. Dubois previously served on the board of directors of Endurance Acquisition Corporation (2021-2022). Mr. Dubois received a Masters of Management, Finance, Marketing and Accounting at Northwestern University’s Kellogg School of Management as well as a B.A. in Mathematics at College of the Holy Cross.

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

Our Board adopted a written charter for the audit committee, which is available on our website. During 2024, our audit committee held five meetings.

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

Our Board adopted a written charter for the compensation committee, which is available on our website. During 2024, our compensation committee held five meetings.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Abraham, Ms. Gordon and Mr. Tolonen. Dr. Abraham serves as chairperson of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist our Board in: (i) identifying individuals qualified to become new Board members, consistent with criteria approved by our Board, (ii) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that our Board select, the director nominees for the next annual meeting of stockholders, (iii) identifying members of our Board qualified to fill vacancies on any Board committee and recommending that our Board appoint the identified member or members to the applicable committee, (iv) reviewing and recommending to our Board corporate governance principles applicable to us, (v) overseeing the evaluation of our Board and (vi) handling such other matters that are specifically delegated to the committee by our Board from time to time.

Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our website. During 2024, our nominating and corporate governance committee held four meetings.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers that serves as a member of our Board or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2024, all directors, executive officers, greater than 10% stockholders, and other persons subject to filings under Section 16(a) of the Exchange Act for BlackSky complied with all Section 16(a) filing requirements applicable to them, except as previously disclosed and except as noted in the following paragraph.

On September 27, 2024, four Form 4s were filed late in connection with our reverse stock split that occurred on September 6, 2024. The late filings were for the following individuals: (1) Brian O’Toole, our President and Chief Executive Officer; (2) Henry Dubois, our Chief Financial Officer; (3) Christiana Lin, our General Counsel and Chief Administrative Officer; and (4) Tracy Ward, our Controller. Additionally, on December 13, 2024, a Form 4 for Henry Dubois was filed late due to an administrative error. On March 12, 2025, a Form 4/A was submitted for David DiDomenico, a director, to correct an error in a Form 4 filed on December 16, 2024, which inaccurately reported the number of securities he beneficially owned.

Insider Trading Arrangements and Policies

The Company has adopted an insider trading policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees, and other covered persons that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of the Company’s insider trading policy is incorporated by reference as Exhibit 19.1 into this Amendment No. 1. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION
Our executive compensation programs are designed to:

•    Attract, motivate, incentivize and retain employees at the executive level who contribute to our long-term success;
•    Provide compensation to our executives that is competitive and designed to reward the achievement of our business objectives that drive the Company’s success; and
•    Effectively promote closer alignment between our executives’ interests and those of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Compensation and Governance Practices and Policies

We endeavor to maintain strong governance standards in our policies and practices related to executive compensation. Below is a summary of our key executive compensation and corporate governance practices.

The following are some examples of the best practices that we incorporate into our executive compensation practices and policies:

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

Compensation Process

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to the Board on its discussions, decisions and other actions relating to such programs. Our Chief Executive Officer makes recommendations for the respective executive officers that report to him to our compensation committee and typically attends compensation committee meetings (other than the portions of meetings in which his compensation is discussed). Our Chief Executive Officer makes such recommendations (other than with respect to himself) regarding base salary, and short-term and long-term compensation, including equity incentives, for our executive officers based on our results, an executive officer’s individual contribution toward those results, the executive officer’s role and performance of the executive officer’s duties and the executive officer’s achievement of individual goals. Our compensation committee then reviews the recommendations and other factors it deems relevant, including various compensation survey data and publicly available data of our peers, and makes decisions as to the target total direct compensation (consisting of salary, target short-term incentive, and long-term incentive compensation) for each executive officer, including our Chief Executive Officer, as well as each individual compensation element of such compensation.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In 2024, Compensia Inc. (“Compensia”), a national compensation consulting firm with compensation expertise relating to technology companies, was retained to provide market information, analysis and other advice relating to executive compensation on an ongoing basis. As part of this engagement, Compensia assisted in developing an appropriate group of peer companies to help determine the market-comparable levels of overall target total direct compensation for our executive officers, as well as to assess each separate key element of such compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by, Compensia creates any conflict of interest.

Peer Group

Our compensation committee reviews market data of companies that we believe are comparable to us. Compensia assisted in developing a peer group generally consisting of publicly traded software-focused technology companies headquartered in the U.S. with annual revenue of less than $400 million and market capitalization of less than $1.2 billion. Our compensation committee referred to compensation data from this peer group and broader survey data (for similarly-sized companies) when making fiscal 2024 base salary, cash bonus and equity award decisions for our executive officers. The following is a list of the public companies that composed our fiscal 2024 peer group:

A10 Networks	LivePerson	Turtle Beach
BigCommerce Holdings	Model N	Upland Software
Brightcove	PROS Holdings	Xperi
Domo	Quotient Technology	Yext
Everbridge	Sumo Logic	Zuora
EverQuote	TrueCar

Named Executive Officers

Our named executive officers for the year ended December 31, 2024, consisting of our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer, were:

•Brian O’Toole, President and Chief Executive Officer;
•Henry Dubois, Chief Financial Officer; and
•Christiana Lin, General Counsel and Chief Administrative Officer.

Summary Compensation Table

The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2024, and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(2) ($)(2)	All Other Compensation ($)(3)	Total ($)
Brian O’Toole President and Chief Executive Officer	2024	498,750	1,575,645	—	461,344	3,564	2,539,303
	2023	465,000	1,945,999	522,619	510,389	3,564	3,447,572
Henry Dubois Chief Financial Officer	2024	418,750	1,416,948	—	387,344	13,914	2,236,956
	2023	400,000	1,749,999	261,310	439,044	13,464	2,863,817
Christiana Lin General Counsel and Chief Administrative Officer	2024	393,750	1,214,520	—	213,263	12,972	1,834,505
	2023	375,000	1,500,000	232,275	202,142	12,342	2,321,759
_____________________

(1)Amounts represent the aggregate grant date fair value of the awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. The actual value that a named executive officer will realize on each award will depend on the price per share of our common stock at the time shares underlying the awards are sold. Accordingly, these amounts do not necessarily correspond with the actual value recognized or that may be recognized by our named executive officers. The valuation assumptions used in determining such amounts for 2024 are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(2)For the year ended December 31, 2024, the amounts reported represent the amounts paid or to be paid under our Executive Incentive Compensation Plan in 2025. See “2024 Executive Bonus Program” below.
(3)For Mr. O’Toole, (i) the 2024 amount reflects $3,564 in life insurance premiums and (ii) the 2023 amount reflects $3,564 in life insurance premiums. For Mr. Dubois, (i) the 2024 amount reflects $10,350 in employer 401(k) plan contributions and $3,564 in life insurance premiums and (ii) the 2023 amount reflects $9,900 in employer 401(k) plan contributions and $3,564 in life insurance premiums. For Ms. Lin, (i) the 2024 amount reflects $300 in mobile phone allowances, $10,350 in employer 401(k) plan contributions, and $2,322 in life insurance premiums and (ii) the 2023 amount reflects $1,200 in mobile phone allowances, $9,900 in employer 401(k) plan contributions, and $1,242 in life insurance premiums.
Components of Executive Officer Compensation

For 2024, the key elements of the compensation program for our named executive officers consisted of a base salary, target cash incentive bonus awards and grants of equity awards. Base salary was set at a level that the compensation committee determined was commensurate with the executive’s respective duties and authorities, contributions, prior experience and sustained performance.

Equity awards granted in 2024 to our named executive officers were made in the form of restricted stock units (“RSUs”) under the 2021 Equity Incentive Plan (the “2021 Plan”).
Executive Compensation Arrangements

Brian O’Toole – President and Chief Executive Officer: Employment Agreement

In connection with the merger, Legacy BlackSky entered into a confirmatory employment letter with Mr. O’Toole, our President and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Mr. O’Toole is an at-will employee. In the first quarter of 2024, the compensation committee determined it would be appropriate to adjust Mr. O’Toole’s annual base salary (the “O’Toole Base Salary”) from $465,000 to $510,000 effective April 1, 2024. In 2024, Mr. O’Toole’s target annual cash bonus opportunity was 100% of the O’Toole Base Salary earned for the year. The compensation committee determined that such adjusted cash compensation was appropriate based on the peer group data. Mr. O’Toole participated in our 2024 bonus program under the Executive Incentive Compensation Plan, as described further below.

Mr. O’Toole’s confirmatory employment letter provides that Mr. O’Toole is eligible to receive annual equity awards under the Company’s equity incentive plans, and to receive annual target equity awards consisting of (i) RSUs having a value of $937,500 (based on our share price on the date of grant), which will generally vest with respect to 25% of the RSUs on the first anniversary of the vesting commencement date and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and (ii) an option to purchase a number of shares of our common stock equal to twice the number of shares subject to the RSU award for the applicable year, which will generally vest with respect to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date). However, the actual annual equity awards granted to Mr. O’Toole (if any) and the terms of such equity awards will be in the sole discretion of the administrator of the 2021 Plan.

Mr. O’Toole participates in the Executive Severance Plan, as described further below, as a Tier 1 participant.

Henry Dubois – Chief Financial Officer: Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Mr. Dubois, effective August 18, 2021, to serve as Legacy BlackSky’s Chief Development Officer. The executive offer letter has no specific term and provides that Mr. Dubois is an at-will employee. On June 10, 2022, the Company entered into an amendment to the executive offer letter with Mr. Dubois in connection with his appointment as the Company’s Chief Financial Officer. In the first quarter of 2024, the compensation committee determined it would be appropriate to adjust Mr. Dubois’s annual base salary (the “Dubois Base Salary”) from $400,000 to $425,000 effective April 1, 2024. In 2024, Mr. Dubois’s target annual cash bonus opportunity was 100% of the Dubois Base Salary earned for the year. The compensation committee determined that such adjusted cash compensation was appropriate based on the peer group data. Mr. Dubois participated in our 2024 bonus program under the Executive Incentive Compensation Plan, as described further below.

Mr. Dubois is eligible to receive annual equity awards under the Company’s equity incentive plans consisting of (i) an annual award of RSUs having a value of $875,000 (based on our share price on the date of grant), and (ii) an option to purchase a number of shares of our common stock equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Mr. Dubois (if any) and the terms of such equity awards will be in the sole discretion of the administrator of the 2021 Plan.

Mr. Dubois participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

Christiana Lin – General Counsel and Chief Administrative Officer: Executive Offer Letter

On August 18, 2021, Legacy BlackSky entered into an executive offer letter with Ms. Lin, effective August 18, 2021, to serve as Legacy BlackSky’s General Counsel. The executive offer letter has no specific term and provides that Ms. Lin is an at-will employee. In the first quarter of 2024, the compensation committee determined it would be appropriate to adjust Ms. Lin’s annual base salary from $375,000 (the “Prior Lin Base Salary”) to $400,000 (the “Current Lin Base Salary”) effective April 1, 2024. Ms. Lin’s target annual cash bonus opportunity was also increased from 50% to 60% of her base salary, effective April 1, 2024. As a result, her target annual cash bonus opportunity for 2024 was equal to 50% of the Prior Lin Base Salary in respect of January 2024 through March 2024 and 60% of the Current Lin Base Salary thereafter. The compensation committee determined that such adjusted cash compensation was appropriate based on the peer group data. Ms. Lin participated in our 2024 bonus program under the Executive Incentive Compensation Plan, as described further below.

Ms. Lin is eligible to receive annual equity awards under the Company’s equity incentive plans consisting of (i) an annual award of RSUs having a value of $750,000, based on our share price on the date of grant, and (ii) an option to purchase a number of shares of our common stock equal to twice the number of shares subject to the RSU award for the applicable year. However, the actual annual equity awards granted to Ms. Lin (if any) and the terms of such equity awards will be in the sole discretion of the administrator of the 2021 Plan.

Ms. Lin participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

2024 Executive Bonus Program

For 2024, the compensation committee approved a bonus program under the terms of our Executive Incentive Compensation Plan in which each named executive officer participated. The 2024 bonus program required the achievement of certain corporate objectives, and in the case of Ms. Lin, certain corporate objectives and individual objectives. For 2024, the performance metrics for Mr. O’Toole and Mr. Dubois were Company revenue and cash balance with each of the performance metrics weighted 50% for purposes of their bonus calculations.

For 2024, the performance metrics for Ms. Lin were Company revenue and cash balance and individualized Management Based Objectives, or MBOs, with the Company revenue and cash balance performance metrics each weighted at 40% and the individualized MBOs weighted at 20% for purposes of her bonus calculation. Ms. Lin’s individualized MBOs were based on the achievement of certain legal, financial, operational, and personnel-related objectives.

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

Following the end of the 2024 fiscal year, the compensation committee assessed the Company’s performance against the performance metrics and Ms. Lin’s performance against her individualized MBOs. For 2024, the Company achieved an amount that was less than the target set pursuant to the revenue performance metric, the Company exceeded the target set pursuant to the cash balance performance metric, and Ms. Lin met the targets for her individualized MBOs, which resulted in annual cash awards under our Executive Incentive Compensation Plan being paid out at 92.5% of target for Mr. O’Toole and Mr. Dubois, and 94% of target for Ms. Lin, in respect of 2024.

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

Upon a participant’s “involuntary termination” (generally defined as a termination of employment (x) by the Company without Cause, as defined in the Executive Severance Plan, and other than due to the participant’s death or disability, or (y) by the participant in a Good Reason Termination, as defined in the Executive Severance Plan, and such involuntary termination is not within a “change in control period” as defined below), the participant shall receive: (i) a lump sum payment equal to 150% (for a Tier 1 participant), 100% (for a Tier 2 participant), or 50% (for a Tier 3 participant) of base salary, (ii) a prorated target bonus for the year of termination (and any prior year bonus to the extent earned but not yet paid), and (iii) payment of COBRA premiums (or cash in lieu thereof) for a period of up to 18 months (for a Tier 1 participant), 12 months (for a Tier 2 participant) or six months (for a Tier 3 participant).

Upon a participant’s involuntary termination during the period beginning three months prior to a change in control (as defined in the Executive Severance Plan) and ending 18 months after the change in control (the “change in control period”), the participant shall receive: (i) a lump sum payment equal to 200% (for a Tier 1 participant), 150% (for a Tier 2 participant), or 100% (for a Tier 3 participant) of their base salary, (ii) a prorated target bonus for the year of termination (and any prior year bonus to the extent earned but not yet paid), (iii) payment of COBRA premiums (or cash in lieu thereof) for a period of up to 24 months (for a Tier 1 participant), 18 months (for a Tier 2 participant), or 12 months (for a Tier 3 participant), and (iv) full vesting of time-based equity awards.

All payments under the Executive Severance Plan are contingent on the participant’s execution of a separation agreement and release of claims in favor of BlackSky. In the event any payments would constitute “parachute payments” under Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax under Section 4999 of the Code, the participant is entitled to receive either the full amount of such payments, or an amount reduced to the extent necessary to avoid imposition of the excise tax, determined on a “best net after-tax” basis to the participant.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

		Option Awards(1)				Stock Awards(1)
Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
	9/10/2024	—	—	$ —	—	219,144(3)	$ 2,364,564
Brian O’Toole	9/10/2023	46,875	65,625(4)	10.16	9/10/2033	—	—
	9/10/2023	—	—	—	—	131,681(5)	1,420,838
	9/10/2022	61,286	47,667(6)	17.20	9/10/2032	—	—
	9/10/2022	—	—	—	—	23,833(7)	257,158
	9/10/2024	—	—	—	—	197,072(3)	2,126,407
Henry Dubois	9/10/2023	23,435	32,815(4)	10.16	9/10/2033	—	—
	9/10/2023	—	—	—	—	118,416(5)	1,277,709
	9/10/2022	57,233	44,511(6)	17.20	9/10/2032	—	—
	9/10/2022	—	—	—	—	22,255(7)	240,131
	6/10/2022	22,990	13,788(8)	16.80	6/10/2032	—	—
	6/10/2022	—	—	—	—	10,292(9)	111,051
	12/21/2021	—	—	—	—	5,146(10)	55,525
	9/10/2024	—	—	—	—	168,918(3)	1,822,625
Christiana Lin	9/10/2023	20,833	29,167(4)	10.16	9/10/2033	—	—
	9/10/2023	—	—	—	—	101,499(5)	1,095,174
	9/10/2022	49,055	38,154(6)	17.20	9/10/2032	—	—
	9/10/2022	—	—	—	—	19,075(7)	205,819
	12/21/2021	—	—	—	—	4,409(10)	47,573
_____________________

(1)Stock options and RSU awards are subject to accelerated vesting upon a named executive officer’s involuntary termination within the change in control period, as provided by the Executive Severance Plan. See “Executive Change in Control and Severance Plan” above.
(2)The market value is based on the closing price of our common stock on December 31, 2024, of $10.79 per share.
(3)One fourth (1/4th) of the RSUs are scheduled to vest on September 10, 2025, and thereafter, one sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(4)One third (1/3rd) of the award vested on September 10, 2024, and thereafter, one thirty-sixth (1/36th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(5)One fourth (1/4th) of the RSUs vested on September 10, 2024, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(6)One fourth (1/4th) of the award vested on September 10, 2023, and thereafter, one forty-eighth (1/48th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.

(7)One fourth (1/4th) of the RSUs vested on September 10, 2023, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(8)One fourth (1/4th) of the award vested on June 10, 2023, and thereafter, one forty-eighth (1/48th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(9)One fourth (1/4th) of the RSUs vested on June 10, 2023, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(10)One fourth (1/4th) of the RSUs vested on September 10, 2022, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The compensation committee of our Board typically approves equity awards, if any are to be granted, in the third month of each fiscal quarter and outside of the quarterly blackout periods pursuant to our insider trading policy. We have not granted, nor do we intend to grant, stock options in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and we have not taken, nor do we intend to take, material nonpublic information into account when determining the terms of stock options. Similarly, we have not timed, nor do we intend to time, the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

Each non-employee director on our Board is eligible to receive compensation for their service consisting of annual cash retainers and equity awards under our outside director compensation policy, as amended (the “Outside Director Compensation Policy”). The Outside Director Compensation Policy is designed to align the interests of the non-employee directors with the interests of stockholders through equity awards and to attract and retain high quality non-employee directors by providing competitive compensation. In 2023, our Board amended the Outside Director Compensation Policy to permit directors to elect to receive their annual cash retainer in shares of our common stock instead of cash and, following the initial establishment of such program, to change the date on which such equity awards would be granted in lieu of annual cash retainers. All compensation paid to our non-employee directors for fiscal year 2024 was pursuant to the terms of the Outside Director Compensation Policy.

Cash Compensation

The Outside Director Compensation Policy provides for an annual cash retainer of $90,000, which is payable quarterly in arrears on a prorated basis. There are no additional retainers for service as a member (or chairperson) of a committee of our Board, as chairperson of our Board, or as lead director, and there are no per-meeting attendance fees for attending meetings of our Board or any of our committees. Pursuant to the Outside Director Compensation Policy, directors who elect to receive the annual retainer in shares of our common stock, instead of cash, will receive such retainer in shares of our stock.

Equity Compensation

Initial Award. Pursuant to the Outside Director Compensation Policy, each individual who becomes a non-employee director will receive, on the first trading day on or after the date that the individual first becomes a non-employee director, an initial award (the “Initial Award”) of RSUs with a grant date fair value equal to $300,000. The Initial Award will be scheduled to vest as to one-third of the shares subject to the Initial Award on each of the one-, two-, and three-year anniversaries of the Initial Award’s grant date, subject to continued service through the applicable vesting dates. If the person was a member of the Board and also an employee, becoming a non-employee director due to termination of employment will not entitle the individual to an Initial Award.

Annual Award. Pursuant to the Outside Director Compensation Policy, each non-employee director automatically will receive, on the first trading day immediately after the date of each annual meeting of our stockholders, an annual award (the “Annual Award”) of RSUs covering a number of shares of our common stock having a grant date fair value of $150,000, provided that such individual, as of the date of an annual meeting of our stockholders, has served as a non-employee director for at least six months. Each Annual Award will be scheduled to vest as to all of the shares subject to the Annual Award on the one-year anniversary of the Annual Award’s grant date or, if earlier, the day of the next annual meeting of stockholders that occurs after the grant date of the Annual Award, subject to continued service through such vesting date.

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

Director Compensation Limits. The Outside Director Compensation Policy provides that a non-employee director may not be granted equity awards, the value of which will be based on their grant date fair value determined in accordance with U.S. Generally Accepted Accounting Principles, and be provided any other compensation (including without limitation any cash retainers or fees) in amounts that, in any fiscal year, in the aggregate, exceed $500,000, provided that in the fiscal year of the individual’s initial service as a non-employee director, such amount will be increased to $800,000. Equity awards granted or other compensation provided to an individual for their services as employee, or for their services as a consultant (other than as a non-employee director), will not count toward this annual limit.

Director Compensation for Fiscal Year 2024

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our Board, for the fiscal year ended December 31, 2024. Directors who are also our employees receive no additional compensation for their service as directors. During 2024, Mr. O’Toole was an employee and executive officer of the Company and, therefore, did not receive compensation as a director. See “Summary Compensation Table” above for additional information regarding Mr. O’Toole’s compensation.

Pursuant to the Outside Director Compensation Policy, our directors could elect to receive their annual cash retainer in shares of our common stock instead of cash in 2024. The amounts reflected below under the column titled “Fees Paid or Earned in Cash” include the annual retainer as either cash or common stock in lieu of cash.

Name	Fees Paid or Earned in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
William Porteous	90,000	149,992	239,992
Magid Abraham	90,000	149,992	239,992
David DiDomenico	90,000	149,992	239,992
Susan Gordon	90,000	149,992	239,992
Timothy Harvey	90,000	149,992	239,992
James Tolonen	90,000	149,992	239,992
_____________________

(1)Pursuant to the Outside Director Compensation Policy, Mr. Porteous, Ms. Gordon, and Mr. Tolonen each elected to receive their retainer fees for 2024, valuing $90,000 in total, in shares of our common stock, instead of cash, and, as a result, were each granted 2,068 shares of common stock on March 31, 2024, 2,628 shares of common stock on June 30, 2024, 4,746 shares of common stock on September 30, 2024, and 2,085 shares of common stock on December 31, 2024, all of which were 100% vested on the date of grant. Amounts in this column include the $90,000 in retainer fees received in the form of shares of our common stock for each of Mr. Porteous, Ms. Gordon, and Mr. Tolonen. Please see “Director Compensation” and “Cash Compensation” above for information regarding the Outside Director Compensation Policy.
(2)The following table lists all outstanding stock awards held by non-employee directors as of December 31, 2024:

Name	Number of Shares Underlying Outstanding Stock Awards
William Porteous	16,891
Magid Abraham	16,891
David DiDomenico	16,891
Susan Gordon	16,891
Timothy Harvey	16,891
James Tolonen	16,891

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(2)	3,317,398	$13.62	1,035,488(3)
Equity compensation plans not approved by security holders(4)	-	-	-
Total	3,317,398	$13.62	1,035,488
_____________________

(1)Restricted stock units, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)Equity compensation plans approved by our stockholders include the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP). Pursuant to the terms of the 2021 Plan and the ESPP, upon effectiveness of the Reverse Split, the maximum aggregate number of shares of common stock that are available for sale or issuance under either plan and any share-based limits under the ESPP were adjusted by dividing the applicable number of shares as of immediately prior to the Reverse Split by eight and rounding any resulting fractional share down to the nearest whole share. The 2021 Plan provides that the number of shares of common stock available for issuance will automatically increase on the first day of each fiscal year beginning with the fiscal 2022, in an amount equal to the least of (i) 2,813,087 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator (our Board or any of its committees) may determine. The ESPP provides that the number of shares of our common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, in an amount equal to the least of (i) 562,625 shares, (ii) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator (our Board or any committee designated by the Board) may determine. Our Board determined not to increase the amount of the ESPP as of January 1, 2025.
(3)Includes shares of our common stock available for issuance as of December 31, 2024 as follows: 480,365 under the ESPP, which includes 22,642 subject to purchase during the current purchase period, and 555,123 under the 2021 Plan.
(4)Each of the 2014 Equity Incentive Plan (the “2014 Plan”) and the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by Legacy BlackSky prior to the business combination, and no additional awards will be granted pursuant to the 2014 Plan or the 2011 Plan. However, we assumed certain equity awards granted pursuant to each of the 2014 Plan and 2011 Plan in connection with the business combination. As of December 31, 2024, the number of securities to be issued upon exercise, or vesting, of outstanding equity awards pursuant to the 2014 Plan was 96,839 and the weighted-average exercise price of the outstanding options was $3.18. As of December 31, 2024, there were no outstanding equity awards under the 2011 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2025, by:
•each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 31, 2025. Shares subject to options that are currently exercisable or exercisable within 60 days of March 31, 2025 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages in the table below are calculated based on 31,652,594 shares of common stock issued and outstanding as of March 31, 2025.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percentage
Greater than 5% Stockholders:
AWM Investment Company, Inc.(2)	2,812,208	8.9%
Entities affiliated with Mithril LP(3)	2,328,503	7.4%
Seahawk SPV Investment LLC(4)	2,045,566	6.5%
BlackRock, Inc.(5)	1,642,300	5.2%
Named Executive Officers and Directors:
Brian O’Toole(6)	460,828	1.4%
Henry Dubois(7)	209,360	*
Christiana Lin(8)	154,914	*
Magid Abraham	35,028	*
David DiDomenico (9)	251,460	*
Susan Gordon	46,656	*
Timothy Harvey	31,928	*
William Porteous	46,466	*
James Tolonen	46,473	*
All directors and executive officers as a group (9 persons)	1,283,113	4.0%
* Represents less than 1% of the total.
_____________________
(1)Unless otherwise noted, the business address of each of these shareholders is c/o BlackSky Technology Inc., 2411 Dulles Corner Park, Suite 300, Herndon, Virginia 20171.
(2)Based solely on information included in the Schedule 13G filed by AWM Investment Company, Inc. on November 14, 2024. AWM Investment Company, Inc., a Delaware Corporation (AWM), is the investment adviser to Special Situations Cayman Fund, L.P. (CAYMAN), Special Situations Fund III QP, L.P. (SSFQP), Special Situations Private Equity Fund, L.P. (SSPE), Special Situations Technology Fund, L.P. (TECH) and Special Situations Technology Fund II, L.P. (TECH II). (CAYMAN, SSFQP, SSPE, TECH and TECH II will hereafter be referred to as the Funds). As the investment adviser to the Funds, AWM holds sole voting and investment power over 266,112 shares of common stock held by CAYMAN, 965,888 shares of common stock held by SSFQP, 246,400 shares of common stock held by SSPE, 219,463 shares of common stock and 431,063 warrants* to purchase 53,883 shares of common stock held by TECH and 1,114,345 shares of common stock and 2,354,608 warrants* to purchase 294,326 shares of common stock held by TECH II. * Warrants described herein may only be converted or exercised into shares of common stock to the extent that the total number of shares of common stock then beneficially owned does not exceed 4.99% of the outstanding shares. David M. Greenhouse (Greenhouse) and Adam C. Stettner (Stettner) are members of: SSCayman, L.L.C., a Delaware limited liability company (SSCAY), the general partner of CAYMAN; members of MGP Advisers Limited Partnership, a Delaware limited partnership (MGP), the general partner of SSFQP, MG Advisers, L.L.C., a New York limited liability company (MG), the general partner of SSPE and SST Advisers, L.L.C., a Delaware limited liability company (SSTA), the general partner of TECH and TECH II. Greenhouse and Stettner are also controlling principals of AWM. The principal business address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.
(3)Based solely on information included in the Schedule 13D/A filed by Mithril II LP, Mithril II GP LP (“GP II”), Mithril II UGP LLC, Mithril LP and Mithril GP LP (“GP I) on November 12, 2024. Consists of (i) 1,298,328 shares of common stock held by Mithril LP and (ii) 1,030,175 shares of common stock held by Mithril II LP. Mithril Capital Management LLC (“MCM”) is a management company that manages Mithril LP and Mithril II LP, and is appointed by GP I, the general partner of Mithril LP, and GP II, the general partner of Mithril II LP, each of which has formal control over its respective fund. Peter Thiel and Ajay Royan are the members of the investment committees of GP I and GP II. The investment committees make all investment decisions with respect to these entities and may be deemed to share voting and investment power over the securities held by Mithril LP and Mithril II LP. The address of each of the Mithril entities and Mr. Royan is c/o Mithril Capital Management, LLC, 600 Congress Ave., Suite 3100, Austin, Texas 78701. The address of Mr. Thiel is c/o Thiel Capital LLC, 9200 Sunset Boulevard, Suite 1110, West Hollywood, California 90069.
(4)Based solely on information included in the Schedule 13G filed by Seahawk SPV Investment LLC (“Seahawk”) on September 23, 2021, as adjusted for the Reverse Stock Split. Seahawk is the record holder of such shares. Seahawk is a direct wholly-owned subsidiary of Thales Alenia Space US Investment LLC (“TAS US”), which, in turn, is a wholly-owned subsidiary of Thales Alenia Space S.A.S (“TAS”). TAS is a joint venture whose majority owner is Thales S.A., a French public company (“Thales”). By reason of their relationships, TAS US, TAS and Thales may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of the shares held by Seahawk and may be deemed to have shared beneficial ownership of the shares held directly by Seahawk. The address of Seahawk is 2733 South Crystal Drive, Suite 1200, Arlington, Virginia 22202. The address of TAS US is 1209 Orange Street, Wilmington, County of New Castle, Delaware 19801. The address of TAS is 100 Bd du Midi - 06150 Cannes la Bocca - France. The address of Thales is Tour Carpe Diem, 31 Place des Corolles, Esplanade Nord - 92400 Courbevoie - France.
(5)Based solely on information included in the Schedule 13G filed by BlackRock, Inc. on February 4, 2025. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.
(6)Consists of 325,692 shares of common stock and 135,136 shares of common stock subject to stock options exercisable within 60 days of March 31, 2025.
(7)Consists of 83,457 shares of common stock and 125,903 shares of common stock subject to stock options exercisable within 60 days of March 31, 2025.
(8)Consists of 68,996 shares of common stock and 85,918 shares of common stock subject to stock options exercisable within 60 days of March 31, 2025.
(9)Consists of 211,226 shares of common stock, including 147,772 shares of common stock held directly by Mr. DiDomenico, and 31,727 shares of common stock held by each of two trusts, for which Mr. DiDomenico is a trustee, as well as warrants exercisable for 40,234 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2023, and each currently proposed transaction, in which:

•we have been or are to be a participant;
•the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years; and
•any of our directors (including director nominees), executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Certain Relationships and Related Person Transactions

LeoStella Acquisition

On November 6, 2024, we acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”). LeoStella was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and we accounted for LeoStella as an equity method investment. On the acquisition date, LeoStella became a wholly-owned subsidiary of the Company. LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington and it is expected that this acquisition will allow us to improve our control over the Gen-3 supply chain and production operations.

Thales Related Operational Agreement

On December 5, 2023, BlackSky Global and Thales Alenia Space Italia S.p.A entered into an agreement under which BlackSky Global agreed to purchase two telescopes for certain of its Gen-3 satellites for a total purchase price of $4,500,000.

Intelsat Facility

On October 31, 2019, Legacy BlackSky and its Subsidiaries entered into a secured loan facility, as amended by a First Amendment, dated September 9, 2021, and a Second Amendment, dated May 9, 2023, (the “Intelsat Facility”), with Seahawk and Intelsat Jackson Holdings S.A. (“Intelsat”), as lenders, and Intelsat, as agent for the lenders. The Intelsat Facility provides for a secured term loan of up to approximately $68.5 million (including approximately $18.5 million of existing principal and accrued interest owed under a Loan and Security Agreement, dated October 19, 2017, as amended, with Seahawk, which was amended and rolled into the Intelsat Facility) and an uncommitted incremental secured term loan facility of up to approximately $41.6 million. The allowance for a $25.0 million commercial credit facility with a commercial lender is counted against such incremental capacity. The Intelsat Facility is secured by substantially all of our assets and subsidiaries. The Intelsat Facility accrues interest at 4% per annum until October 31, 2022 (which interest is paid in kind), 9% per annum from November 1, 2022 to May 9, 2023, and 12% per annum from May 9, 2023 to the maturity date of October 31, 2026, of which (x) 9.6% will be paid in kind as principal due on the maturity date, with the remainder paid as cash interest on a semi-annual basis, until May 1, 2025 and (y) after May 1, 2025, up to 4% can be paid in kind as principal due on the maturity date, with the remainder to be paid as cash interest on a semi-annual basis. The Second Amendment, dated May 9, 2023, rolled the cash interest payment due on May 1, 2023 into the outstanding principal to be paid on the maturity date. For a complete description of the Intelsat Facility, you should refer to the Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries, incorporated by reference as Exhibit 10.13 on this Amendment No. 1, Consent and Joinder to the Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, incorporated by reference as Exhibit 10.14 on this Amendment No. 1; and the Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 9, 2023, by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC, incorporated by reference as Exhibit 10.15 to this Amendment No. 1.

As of March 31, 2025, the outstanding principal balance of the Intelsat Facility was approximately $93.0 million and accrued interest was approximately $4.7 million. From January 1, 2022 through March 31, 2025, BlackSky repaid no principal under the Intelsat Facility. From January 1, 2022 through March 31, 2025, BlackSky paid approximately $3.1 million in interest under the Intelsat Facility.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the company. Our Board has determined that each of Mr. Porteous, Dr. Abraham, Ms. Gordon, Mr. Harvey, and Mr. Tolonen, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of the NYSE. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with BlackSky and all other facts and circumstances that the board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them. Our independent directors have regularly scheduled meetings at which only independent directors are present.

There are no family relationships among any of our directors, director nominees or executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte

The following table presents fees for professional audit services and other services rendered to us by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$1,990,000	$ 1,496,169
Audit-Related Fees(2)	63,290	0
Tax Fees	0	0
All Other Fees(3)	7,391	7,391
Total Fees	$2,060,681	$ 1,503,560
_____________________

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
(2)“Audit Related Fees” consist of fees related to readiness for Sarbanes-Oxley requirements.
(3) “All Other Fees” consist of fees to access Deloitte’s Accounting Research Tool.

Auditor Independence

In 2024, there were no other professional services provided by Deloitte, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Deloitte for our fiscal year ended December 31, 2024 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1.Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.
2.Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-K	001-39113	3.1	March 20, 2025
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	10-K	001-39113	4.1	March 20, 2025
4.2	Form of Indenture	S-3	333-267889	4.3	October 14, 2022
4.3	Specimen Warrant Certificate	10-K	001-39113	4.3	March 20, 2025
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities	10-K	001-39113	4.5	March 20, 2025
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
10.1+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.2+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.3+	BlackSky Technology Inc. Outside Director Compensation Policy	10-K	001-39113	10.3	March 20, 2025
10.4+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.5	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.6	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K/A	001-39113	10.3	February 22, 2021
10.7	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.8	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.9+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021

10.10+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.11+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.12+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.13	Amended and Restated Loan and Security Agreement, dated October 31, 2019, by and between Intelsat Jackson Holdings SA, Seahawk SPV Investment LLC, Spaceflight Industries, Inc. and its subsidiaries.	S-4/A	333-256103	10.17	June 28, 2021
10.14	First Amendment, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of September 9, 2021, by and among BlackSky Holdings, Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	8-K	001-39113	10.5	September 15, 2021
10.15	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 9, 2023, by and among BlackSky Technology Inc. and the subsidiaries named therein, Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC	10-Q	001-39113	10.3	May 10, 2023
10.16	BlackSky HQ Lease Agreement, dated November 20, 2023, by and between 2411 Dulles Corner Metro Owner LLC and BlackSky Holdings, Inc.	10-K	001-39113	10.20	March 20, 2024
10.17+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of Participation Agreement attached as Appendix A	8-K	001-39113	10.6	August 18, 2021
10.18+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.19+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.20+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.21+	Form of Restricted Stock Award Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.22+	BlackSky Holdings, Inc. 2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.23+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.24+	Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.25†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.26	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022
10.27	Form of Registration Rights Agreement, dated as of March 6, 2023, by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.28†**	Subordinated Loan and Security Agreement, dated November 3, 2023, by and between BlackSky Technology Inc. and the subsidiaries named therein and Rocket Lab USA, Inc.	10-K	001-39113	10.34	March 20, 2024
10.29**	Loan and Security Agreement, dated as of April 11, 2024, by and among BlackSky Technology Inc., BlackSky Holdings, Inc., BlackSky Geospatial Solutions, Inc. (n/k/a BlackSky Geospatial Solutions, LLC), BlackSky Global LLC, SFI IP Holdco LLC, BlackSky International, Building 5 LLC and Stifel Bank	8-K	001-39113	10.1	April 15, 2024

19.1	Insider Trading Policy	10-K	001-39113	19.1	March 20, 2025
21.1	List of Subsidiaries	10-K	001-39113	21.1	March 20, 2025
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.	10-K	001-39113	23.1	March 20, 2025
24.1	Power of Attorney (included in signature pages to the Original Filing)	10-K	001-39113	24.1	March 20, 2025
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.1	March 20, 2025
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.2	March 20, 2025
31.3	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	32.1	March 20, 2025
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	10-K	001-39113	32.2	March 20, 2025
97.1	Compensation Recovery Policy	10-K	001-39113	97.1	March 20, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________ + Indicates management contract or compensatory plan.
† Certain portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
* The certifications attached as Exhibit 32.1 and 32.2 that are incorporated by reference into this Amendment No. 1 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1, except as expressly set forth by specific reference in such a filing, irrespective of any general incorporation language contained in such filing.

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

BlackSky Technology Inc.

Date:	April 16, 2025	By:	/s/ Brian O'Toole
Brian O’Toole
President and Chief Executive Officer