Form 10-Q
period 2025-03-31
BlackSky Technology Inc.
filed 2025-05-08
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, there were 31,652,390 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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
•the impact of local, regional, national and international economic conditions and events; and
• other factors including but not limited to those detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed by us with the Securities and Exchange Commission (the “SEC”).

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,748	$13,056
Restricted cash	1,153	1,322
Short-term investments	55,076	39,406
Accounts receivable, net of allowance of $60 and $45, respectively	7,926	14,701
Contract assets	32,431	27,852
Inventories	—	6,043
Prepaid expenses and other current assets	4,005	4,356
Total current assets	121,339	106,736
Property and equipment - net	60,617	45,613
Operating lease right of use assets - net	3,873	4,029
Goodwill	10,303	10,260
Intangible assets - net	5,238	5,446
Satellite work in process	75,576	80,601
Other assets	7,919	1,461
Total assets	$284,865	$254,146
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$13,042	$20,419
Contract liabilities - current	12,573	2,183
Debt - current portion	3,750	1,927
Other current liabilities	2,639	1,493
Total current liabilities	32,004	26,022
Operating lease liabilities	7,877	8,048
Derivative liabilities	16,063	17,964
Deferred revenue - long-term	24,000	—
Long-term debt - net of current portion	111,598	105,736
Other liabilities	4,474	2,387
Total liabilities	196,016	160,157
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 31,653 and 30,960 shares; outstanding, 31,356 shares and 30,663 shares as of March 31, 2025 and December 31, 2024, respectively.	3	3
Additional paid-in capital	757,847	750,174
Accumulated deficit	(669,001)	(656,188)
Total stockholders’ equity	88,849	93,989
Total liabilities and stockholders’ equity	$284,865	$254,146

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Imagery & software analytical services	$16,829	$17,833
Professional & engineering services	12,715	6,403
Total revenue	29,544	24,236
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,818	3,445
Professional & engineering service costs, excluding depreciation and amortization	8,782	3,588
Selling, general and administrative	21,442	18,816
Research and development	245	456
Depreciation and amortization	7,236	11,184
Operating loss	(11,979)	(13,253)
Gain (loss) on derivatives	1,901	(254)
Interest income	573	400
Interest expense	(3,343)	(2,634)
Other income, net	65	1
Loss before income taxes	(12,783)	(15,740)
Income tax expense	(30)	(70)
Net loss	(12,813)	(15,810)
Other comprehensive income	—	—
Total comprehensive loss	$(12,813)	$(15,810)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.42)	$(0.88)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	3,054	—	3,054
Issuance of common stock upon exercise of stock options	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	156	—	—	—	—
Issuance of common stock, net of equity issuance costs	592	—	5,111	—	5,111
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(58)	—	(492)	—	(492)
Net loss	—	—	—	(12,813)	(12,813)
Balance as of March 31, 2025	31,356	$3	$757,847	$(669,001)	$88,849

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	17,855	$2	$692,127	$(598,970)	$93,159
Stock-based compensation	—	—	3,488	—	3,488
Issuance of common stock upon exercise of stock options	9	—	1	—	1
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	107	—	—	—	—
Issuance of common stock, net of equity issuance costs	118	—	1,294	—	1,294
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(36)	—	(419)	—	(419)
Net loss	—	—	—	(15,810)	(15,810)
Balance as of March 31, 2024	18,054	$2	$696,491	$(614,780)	$81,713

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,813)	$(15,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,236	11,184
Operating lease right of use assets amortization	156	191
Bad debt expense	15	100
Stock-based compensation expense	2,897	3,363
Amortization of debt issuance costs and non-cash interest expense	2,419	2,121
(Gain) loss on derivatives	(1,901)	254
Non-cash interest income	(412)	(267)
Loss on disposal of assets	37	—
Changes in operating assets and liabilities:
Accounts receivable	6,759	1,388
Contract assets - current and long-term	(11,049)	(3,328)
Inventories	5,997	—
Prepaid expenses and other current assets	351	(195)
Other assets	10	344
Accounts payable and accrued liabilities	(7,268)	(2,354)
Other current liabilities	567	447
Contract liabilities - current and long-term	34,256	(1,239)
Other liabilities	(12)	(9)
Net cash provided by (used in) operating activities	27,245	(3,810)
Cash flows from investing activities:
Purchase of property and equipment	(4,465)	(3,297)
Satellite work in process	(4,418)	(11,347)
Purchases of short-term investments	(28,259)	(9,464)
Proceeds from maturities of short-term investments	13,000	9,000
Net cash used in investing activities	(24,142)	(15,108)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	5,118	1,298
Proceeds from options exercised	—	1
Withholding tax payments on vesting of restricted stock units	(492)	(419)
Payments for debt issuance costs	(175)	—
Payments for deferred financing costs	—	(18)
Payments for deferred offering costs	(31)	—
Net cash provided by financing activities	4,420	862
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,523	(18,056)
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434
Cash, cash equivalents, and restricted cash – end of period	$21,901	$15,378
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2025	2024

Cash and cash equivalents	$20,748	$14,965
Restricted cash	1,153	413
Total cash, cash equivalents, and restricted cash	$21,901	$15,378

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$199	$—
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash financing and investing information:
Vendor financed satellite launch costs	7,500	1,500
Additions of equipment and other satellite procurement costs accrued but not yet paid	1,719	3,506
Accretion of short-term investments' discounts and premiums	412	267
Capitalized depreciation expense	297	—
Capitalized stock-based compensation	157	125
Equity issuance costs accrued but not yet paid	53	17
Deferred offering costs accrued but not yet paid	20	—
Adjustments to goodwill for changes in the preliminary purchase price allocation	43	—
Credits from LeoStella applied to satellite procurement costs	—	966
Leasehold improvements funded by tenant improvement allowance	—	586
Deferred financing costs accrued but not yet paid	—	97
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025

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
BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, LLC. In November 2024, the Company acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”). LeoStella was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and the Company accounted for LeoStella as an equity method investment. On the acquisition date, LeoStella became a wholly-owned subsidiary of the Company. LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington and it is expected that this acquisition will allow the Company to improve its control over the Gen-3 supply chain and production operations. See Note 7 - "Business Acquisition"- for further detail.
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
The Company's equity issuances during the three months ended March 31, 2025 included a public offering of shares and shares sold as part of the Company's at-the-market (“ATM”) offering program. The Company sold 0.6 million shares from the ATM offering program at an average purchase price per share of $9.12, resulting in gross proceeds of $5.4 million during the three months ended March 31, 2025. The transaction costs of $0.3 million for the equity issuances incurred during the three months ended March 31, 2025, which primarily consisted of commissions, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As noted in Note 1 and Note 7, on November 6, 2024, the Company acquired the remaining 50% of the common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky. Prior to the acquisition, the unaudited condensed consolidated financial statements included the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investments, with recorded losses limited to the carrying value of the Company’s investments. All intercompany transactions and balances have been eliminated upon consolidation.
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
As of March 31, 2025 and December 31, 2024, the Company’s short-term investments had a carrying value of $55.1 million and $39.4 million, respectively, which represents amortized cost, and an aggregate fair value of $55.1 million and $39.4 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.

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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company has a contract with significant variable consideration as of March 31, 2025. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a binary future event.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$(206)	$(261)
Basic and diluted net loss per share	$(0.01)	$(0.01)

For contracts structured as cost-plus-fixed-fee or on a time and materials basis, the Company recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain (loss) on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were separate awards. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. As of March 31, 2025, 2 thousand RSUs with performance vesting conditions were outstanding and the associated remaining expense of $9 thousand will be recognized through September 30, 2025.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted stock options during the three months ended March 31, 2025 and used the following inputs when applying the Black-Scholes option pricing model:
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
Expected Term. For options granted since 2021, as there is not a significant history of option exercises as a public company, the Company considered the stock option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. For stock options granted prior to 2021 when we were a private company, the expected term was the estimated duration to a liquidation event based on a weighted average consideration of the most likely exit prospects for that stage of development. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.
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

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impacts of this update and will be adopting these amendments using the prospective approach for annual disclosures in 2025.
Accounting Standards Recently Issued But Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2024-03; however, it is not expected that the standard will have a material impact on the Company’s consolidated financial position, results of operations and/or cash flows.

`4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the unaudited condensed consolidated results of the Company. The CODM uses consolidated net loss to assess financial performance and allocate resources. Accordingly, the Company is currently deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprises the continuing operations of the Company’s single operating and reportable segment, provides geospatial intelligence, imagery and related data analytic products and services, of which the Company incurs costs and recognizes revenue on professional and engineering services including but not limited to, the development, integration, and operation of satellites and software platforms, as well as ground systems, that support the Company's primary imagery service subscriptions. The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue
Imagery & software analytical services	$16,829	$17,833
Professional & engineering services	12,715	6,403
Total revenue	29,544	24,236
Costs and Expenses
Imagery & software analytical direct labor costs	552	693
Imagery & software analytical direct materials costs	3,266	2,752
Professional & engineering direct labor costs	2,166	3,023
Professional & engineering direct materials costs	6,616	565
Salaries and benefit costs	11,703	10,656
Stock-based compensation expense(1)	2,757	3,148
Other segment items(2)	7,227	5,468
Depreciation and amortization	7,236	11,184
(Gain) loss on derivatives	(1,901)	254
Interest income	(573)	(400)
Interest expense	3,343	2,634
Other income, net	(65)	(1)
Income tax expense	30	70
Net loss	$(12,813)	$(15,810)
(1) Relates to stock-based compensation within selling, general, and administrative costs.
(2) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of March 31, 2025 and December 31, 2024, the Company's segment assets, which are equal to the Company's consolidated assets on the unaudited condensed consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

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

The following table disaggregates revenue by type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Imagery	$15,364	$15,895
Data, software, and analytics	1,465	1,938
Professional services	2,872	4,087
Engineering services(1)	9,843	2,316
Total revenue	$29,544	$24,236
(1) Engineering services includes $9.7 million and $2.0 million of product revenue for the three months ended March 31, 2025 and 2024, respectively.
The approximate revenue based on geographic location of end customers was as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
North America	$12,003	$15,192
Middle East(1)	2,513	2,494
Asia Pacific(2)	14,749	6,248
Other	279	302
Total revenue	$29,544	$24,236
(1) For the three months ended March 31, 2024, Middle East revenue included $2.5 million of revenue from Country A; the amount of revenue from Country A for the three months ended March 31, 2025 was not individually significant to the Company. The remaining Middle East countries were not individually significant to the Company.
(2) For the three months ended March 31, 2025, Asia Pacific revenue included $9.0 million of revenue from Country B; the amount of revenue from Country B for the three months ended March 31, 2024 was not individually significant to the Company. For the three months ended March 31, 2025 and 2024, Asia Pacific revenue included $4.5 million and $3.9 million, respectively, of revenue from Country C. The remaining Asia Pacific countries were not individually significant to the Company.
Revenue from categories of end customers for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
U.S. federal government and agencies	$11,687	$14,757
International governments	17,126	9,019
Commercial and other	731	460
Total revenue	$29,544	$24,236

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The

Company's backlog excludes unexercised contract options. As of March 31, 2025, the Company had $366.1 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $61.1 million, $63.9 million, and $241.1 million in the nine months ended December 31, 2025, fiscal year 2026, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Contract assets - current:
Unbilled revenue	$32,431	$27,852
Total contract assets - current	$32,431	$27,852

Contract assets - long-term:
Unbilled revenue - long-term	$6,755	$173
Other contract assets - long-term	825	937
Total contract assets - long-term(1)	$7,580	$1,110

Contract liabilities - current:
Deferred revenue - current	$12,573	$2,160
Other contract liabilities - current	—	23
Total contract liabilities - current	$12,573	$2,183

Contract liabilities - long-term:
Deferred revenue - long-term	$24,000	$—
Other contract liabilities - long-term(2)	544	678
Total contract liabilities - long-term	$24,544	$678
(1) Total contract assets - long term is included in other assets in the unaudited condensed consolidated balance sheets.
(2) Other contract liabilities - long term is included in other liabilities in the unaudited condensed consolidated balance sheets.
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

Changes in short-term and long-term contract assets and contract liabilities for the three months ended March 31, 2025 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2025	$28,962	$2,861
Billings or revenue recognized that was included in the beginning balance	(1,143)	(1,237)
Changes in contract assets or contract liabilities, net of reclassification to receivables	12,505	35,645
Cumulative catch-up adjustment arising from changes in estimates to complete during the year	(201)	5
Changes in costs to fulfill and amortization of commission costs	(112)	—
Changes in contract commission costs	—	(157)
Balance as of March 31, 2025	$40,011	$37,117

7. Business Acquisition
In November 2024, the Company acquired the remaining 50% of the common units of LeoStella, and LeoStella became a wholly-owned subsidiary of the Company. Purchase consideration of $0.8 million consisted of the value of the Company's 50% ownership in LeoStella at the time of the business combination. The following table presents the preliminary purchase price allocation as of March 31, 2025, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to change during the measurement period, which is generally one year from the acquisition date.

(in thousands)
Assets
Current assets, including cash acquired of $541	$1,561
Property and equipment	4,963
Intangible assets:
In-process research and development	3,500
Trade names and trademarks	1,200
Total intangible assets	4,700
Other assets	1,525
Total assets	$12,749

Liabilities
Current liabilities	$11,709
Other liabilities	970
Total liabilities	$12,679
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

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of the Company and LeoStella as if the acquisition had occurred on January 1, 2024. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the results of operations would have been had the acquisition been completed on January 1, 2024. In addition, these pro forma results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.
The unaudited pro forma financial information includes adjustments for the pro forma impact of the Company's preliminary purchase price allocation, including the amortization of newly acquired intangible assets; the impact of transaction costs; and the alignment of accounting policies.

Three Months Ended March 31,
2024
(in thousands)
Pro forma revenue	24,878
Pro forma net loss	(19,647)

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	March 31,	December 31,
	2025	2024
	(in thousands)
Satellites	$113,677	$107,004
Software	35,689	32,587
Office furniture and fixtures	9,171	9,171
Production and engineering equipment	2,700	2,986
Software development in process	4,097	3,656
Site equipment	2,502	2,502
Computer equipment	1,578	1,578
Other equipment	811	812
	170,225	160,296
Less: accumulated depreciation	(110,062)	(114,683)
Property and equipment not yet placed in service	454	—
Property and equipment — net	$60,617	$45,613

9. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	March 31,	December 31,
	2025	2024
	(in thousands)
Current portion of long-term debt	$3,812	$2,000
Non-current portion of long-term debt	112,722	107,034
Total long-term debt	116,534	109,034
Unamortized debt issuance costs	(1,186)	(1,371)
Outstanding balance	$115,348	$107,663

	Effective Interest Rate	March 31,	December 31,
Name of Loan		2025	2024
		(in thousands)
Loans from related parties	12.23% - 12.57%	$93,034	$93,034
Satellite launch vendor financing	9.88% - 10.80%	13,500	6,000
Commercial bank line	10.98%	10,000	10,000
Total		$116,534	$109,034

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

Satellite Launch Vendor Financing
In November 2023, the Company entered into a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. During the three months ended March 31, 2025, the Company incurred $7.5 million of additional debt related to the satellite launch vendor financing agreement.

Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank. The commercial bank line provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. As of March 31, 2025, there was $10.0 million outstanding under the revolving credit facility. The commercial bank line matures on June 30, 2026.

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

Debt Maturities
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2025	$2,688
2026	107,534
2027	4,500
2028	1,812
Total outstanding	$116,534

Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $129.0 million and $120.3 million as of March 31, 2025 and December 31, 2024, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

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
•Unrestricted and unencumbered cash and cash equivalents in an amount equal to at least one hundred percent of the outstanding commercial bank line at all times.
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
As of March 31, 2025, all debt instruments contained customary covenants and events of default. The Company was in compliance with all financial and non-financial covenants as of March 31, 2025.

10. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 14). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of March 31, 2025 and 2024.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at March 31, 2025:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Gain (Loss) in Value for the Three months ended March 31, 2025	Fair Value as of March 31, 2025
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$263	$1,991
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	99	583
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	114	343
Private Placement Warrants - Issued March 2023	2,050	17.61	N/A	9/8/2028	Liability	(2,276)	11,544
In addition, the Company has 221 thousand Class A common stock warrants outstanding which have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

11. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(12,813)	$(15,810)

Basic and diluted net loss per share	$(0.42)	$(0.88)

Shares used in the computation of basic and diluted net loss per share	30,814	17,904

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Restricted Class A common stock	—	2
Class A common stock warrants	221	221
Stock options	1,866	891
Restricted stock units	2,792	1,931
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Private Placement Warrants (exercisable for Class A common stock) treated as liability	3,091	3,091
Sponsor Shares	296	296

12. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$33	$66
Professional & engineering service costs, excluding depreciation and amortization	107	149
Selling, general and administrative	2,757	3,148
Total stock-based compensation expense	$2,897	$3,363
The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.2 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the unaudited condensed consolidated balance sheets.

13. Related Party Transactions
A summary of the Company’s related party transactions during the three months ended March 31, 2025 and 2024 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Three Months Ended March 31,		March 31,	December 31,
	Nature of Relationship		2025	2024	2025	2024
Name		Description of the Transactions	(in thousands)
LeoStella	Former Joint Venture with Thales Alenia Space	The Company owned 50% of LeoStella, its joint venture with Thales. The Company contracted with LeoStella for the design, development and manufacture of satellites to operate its business. In November 2024, the Company acquired the remaining 50% of common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky.	N/A	$11,893	N/A	N/A
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$125	125	—	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	—	750	722	—
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock.	—	—	25,072	25,072
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock.	220	—	67,962	67,962
The Company recorded revenue from related parties of $9.7 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the amounts due from related parties were not significant.
Interest on the term loan facility is accrued and is due semi-annually. The Company did not make any interest payments during the three months ended March 31, 2025 or 2024. As of March 31, 2025, the Company had interest due to related parties of $4.7 million, of which $1.0 million is to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $3.7 million is paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2024, the Company had interest due to related parties of $1.9 million, of which $0.4 million was included in other current liabilities and $1.5 million was included in other liabilities.

14. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

March 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,991	$—	$—
Private Placement Warrants - Issued October 2019	—	—	926
Private Placement Warrants - Issued March 2023	—	—	11,544
Sponsor Shares	—	—	1,602
	$1,991	$—	$14,072

December 31, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,728	$—	$—
Private Placement Warrants - Issued October 2019	—	—	713
Private Placement Warrants - Issued March 2023	—	—	13,820
Sponsor Shares	—	—	1,703
	$1,728	$—	$16,236
The carrying values of the following financial instruments approximated their fair values as of March 31, 2025 and December 31, 2024 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, short-term debt, and other current liabilities. See Note 7—“Business Acquisition” for additional information on the fair value of assets acquired via business acquisition.
There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2025 or 2024.
The following is a summary of changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2025 and 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
(Gain) loss from changes in fair value	(101)	213	(2,276)
Balance as of March 31, 2025	$1,602	$926	$11,544

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Loss (gain) from changes in fair value	12	—	(164)
Balance as of March 31, 2024	$1,316	$583	$12,303

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

Other Commitments
The Company entered into various operational commitments for the next several years totaling $0.5 million during the three months ended March 31, 2025.

16. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. Accounts receivable related to U.S. federal government and agencies was $3.6 million and $11.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue:

	Revenue
	Three Months Ended March 31,
	2025	2024
	(in thousands)
U.S. federal government and agencies	40%	61%
Customer B	33%	*
Customer C	15%	16%
Customer D	*	10%

	Accounts Receivable
	As of March 31, 2025	As of December 31, 2024

	(in thousands)
U.S. federal government and agencies	45%	76%
Customer B	*	*
Customer C	18%	*
Customer D	*	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of March 31, 2025 and December 31, 2024, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

17. Subsequent Events
The Company evaluated subsequent events through May 8, 2025 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky,” “the Company,” “we,” “us” and “our” refer to the business and operations of BlackSky Holdings, Inc. (“Legacy BlackSky”) and its consolidated subsidiaries prior to the completion of its merger on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (the “Merger”) and of BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

Company Overview
BlackSky is a space-based intelligence company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. BlackSky is trusted by many of the most demanding U.S. and international government agencies and commercial businesses around the world. We are defining a new category of space-based intelligence products and services with real-time imagery and automated analytics, delivered through an easy-to-use interface coupled with our high-revisit and low latency satellite constellation, which are designed to help customers see, understand and anticipate change for a decisive strategic advantage.
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
In November 2024, we acquired the remaining 50% of common units of LeoStella LLC (“LeoStella”) and LeoStella became a wholly-owned subsidiary of BlackSky. The acquisition allows us to improve control over the Gen-3 satellite supply chain and production operations. This vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process and optimize performance per unit cost. LeoStella's financial results have been included in our operating results for the period following the acquisition date.

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
We also provide technology enabled professional service solutions, which are highly interrelated, to support customer-specific feature requests and to support the integration, testing, and training of our imagery and software analytical services into the customer's organizational processes and workflows. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms.
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
Costs and Expenses
Our costs and expenses are incurred from the following categories:
•Imagery and software analytical services costs primarily include third-party data and imagery, ground station service payments, internal labor to support the ground stations and space operations, and compute/storage costs to facilitate our expanding AI/ML functionality. Costs are expensed as incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. We recognize stock-based compensation expense for those employees whose work supports the imagery and software analytical services costs we provide to customers, under imagery and software analytical service costs, excluding depreciation and amortization.
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

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table provides the components of results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$16,829	$17,833	$(1,004)	(5.6)%
Professional & engineering services	12,715	6,403	6,312	98.6%
Total revenue	29,544	24,236	5,308	21.9%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,818	3,445	373	10.8%
Professional & engineering service costs, excluding depreciation and amortization	8,782	3,588	5,194	144.8%
Selling, general and administrative	21,442	18,816	2,626	14.0%
Research and development	245	456	(211)	(46.3)%
Depreciation and amortization	7,236	11,184	(3,948)	(35.3)%
Operating loss	(11,979)	(13,253)	1,274	9.6%
Gain (loss) on derivatives	1,901	(254)	2,155	848.4%
Interest income	573	400	173	43.3%
Interest expense	(3,343)	(2,634)	(709)	(26.9)%
Other income, net	65	1	64	NM
Loss before income taxes	(12,783)	(15,740)	2,957	18.8%
Income tax expense	(30)	(70)	40	57.1%
Net loss	$(12,813)	$(15,810)	$2,997	19.0%

Revenue

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$16,829	$17,833	$(1,004)	(5.6)%
% of total revenue	57.0%	73.6%

Professional & engineering services revenue	12,715	6,403	6,312	98.6%
% of total revenue	43.0%	26.4%

Total revenue	$29,544	$24,236	$5,308	21.9%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue decreased for the three months ended March 31, 2025 as compared to the same period in 2024, driven by the expiration of delivery orders from an existing customer.

Professional and Engineering Services Revenue
Professional and engineering services revenue increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a new contract for the delivery of one Earth observation satellite. The increase was partially offset by a decrease in revenue in two existing contracts caused by differences in the progress of revenue recognition as these long-term contracts are in various stages of completion. Professional and engineering services revenue contains estimates that can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Costs and Expenses

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,818	$3,445	$373	10.8%
Professional & engineering service costs, excluding depreciation and amortization	8,782	3,588	5,194	144.8%
Total costs	$12,600	$7,033	$5,567	79.2%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, increased for the three months ended March 31, 2025, as compared to the same period in 2024, due to an increase in vendor costs to fulfill revenue obligations and planned Gen-3 constellation optimization.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to a one-time impact of incurred work in process costs under a satellite procurement contract that began in the first quarter of 2025.

Selling, General, and Administrative

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$11,703	$10,656	$1,047	9.8%
Stock-based compensation expense	2,757	3,148	(391)	(12.4)%
Information technology and other administrative expenses	2,648	1,983	665	33.5%
Selling and marketing	920	666	254	38.1%
Professional fees	1,995	1,124	871	77.5%
Insurance	511	472	39	8.3%
Rent expense	564	498	66	13.3%
Development costs	344	269	75	27.9%
Selling, general and administrative	$21,442	$18,816	$2,626	14.0%

Selling, general, and administrative expenses increased during the three months ended March 31, 2025 as compared to the same period in 2024. Salaries and benefit costs increased primarily due to workforce acquired in our acquisition of LeoStella in the fourth quarter of 2024. Professional fees increased as a result of transaction costs associated with finalizing the business acquisition in late 2024. Information technology and other administrative expenses increased primarily due to investments to optimize corporate business and operational systems. These increases were partially offset by a decrease in stock-based compensation that was due to the acceleration of expense for stock options that were voluntarily forfeited during the first quarter of 2024. We expect for selling, general, and administrative expenses to continue to trend higher in 2025 as compared to what was incurred in 2024 as a result of headcount increases and the ongoing integration of LeoStella into our operations.

The following is our forecast for total RSU expense as of March 31, 2025, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2025	7,876
2026	7,946
2027	4,910
2028	2,572
2029	227
$23,531

Research and Development

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Research and development	$245	$456	$(211)	(46.3)%

Research and development expense decreased for the three months ended March 31, 2025, as compared to the same period in 2024. The fluctuations were driven by the timing of contracts from third-party vendors who fulfill our strategic projects, the costs of which were included in research and development expense. We have continued to invest in our research and development initiatives to significantly expand our product capabilities in the future.

Depreciation and Amortization

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Depreciation of satellites	$3,628	$8,856	$(5,228)	(59.0)%
Depreciation of all other property and equipment	3,401	2,188	1,213	55.4%
Amortization	207	140	67	47.9%
Depreciation and amortization	$7,236	$11,184	$(3,948)	(35.3)%

Depreciation expense from satellites decreased for the three months ended March 31, 2025 as compared to the same period in 2024 as satellites launched in 2021 became fully depreciated. We expect for depreciation expense to begin to increase in the remainder of 2025 as additional Gen-3 satellites are launched and placed into service.
Depreciation expense from all other property and equipment increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily driven by the depreciation of increased asset balances for internal-use software.
Amortization expense increased for the three months ended March 31, 2025 as compared to the same period in 2024 as a result of intangible assets acquired by the Company in the fourth quarter of 2024.

Non-Operating Expenses

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Gain (loss) on derivatives	$1,901	$(254)	$2,155	848.4%
Interest income	573	400	173	43.3%
Interest expense	(3,343)	(2,634)	(709)	(26.9)%
Other income, net	65	1	64	NM

Gain (loss) on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated a gain during the three months ended March 31, 2025 versus a loss during the three months ended March 31, 2024.
Interest income
Interest income increased during the three months ended March 31, 2025 as a result of higher short-term investment balances during the period as compared to the same period in 2024.
Interest expense
Interest expense increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, as a result of more debt outstanding during the three months ended March 31, 2025, as compared to the same period in 2024. Our outstanding debt increased mainly due to non-cash transactions for the transfer of paid-in-kind interest in 2024 and the financing of launch invoices during the past twelve months.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; unrealized (gain) loss on certain warrants/shares classified as derivative liabilities; non-recurring transaction costs; litigation, settlements, and related costs; severance; and impairment and asset disposals. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net loss to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(12,813)	$(15,810)
Interest income	(573)	(400)
Interest expense	3,343	2,634
Income tax expense	30	70
Depreciation and amortization	7,236	11,184
Stock-based compensation expense	2,897	3,363
(Gain) loss on derivatives	(1,901)	254
Non-recurring transaction costs	656	—
Severance	326	81
Litigation, settlements, and related costs	138	—
Impairment and asset disposals	44	—
Adjusted EBITDA	$(617)	$1,376

Liquidity and Capital Resources
As of March 31, 2025, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $20.7 million and $13.1 million as of March 31, 2025 and December 31, 2024, respectively, and our short-term investments totaled $55.1 million and $39.4 million as of March 31, 2025 and December 31, 2024, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of March 31, 2025, we had an accumulated deficit of $669.0 million.

Our short-term liquidity as of March 31, 2025 was comprised of the following:

(in thousands)
Cash and cash equivalents	$20,748
Restricted cash	1,153
Short-term investments(1)	55,076
$76,977
(1) Short-term investments were included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of March 31, 2025 was $77.0 million. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite production needs, launch costs and increased insurance costs, as well as our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions.
Our equity issuances during the three months ended March 31, 2025 included an at-the-market (“ATM”) offering. We have the ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering program, of which we sold $5.4 million during the three months ended March 31, 2025.
We have current contract assets of $32.4 million and we anticipate receiving this amount in payments over the next 12 months as interim milestones on a few major customer contracts are met and expected to be billed, further enhancing our liquidity.
We also have a commercial bank line with Stifel Bank that provides for a $20.0 million revolving credit facility, including a $0.5 million sub-facility for the issuance of letters of credit and other ancillary banking services. The commercial bank line matures on June 30, 2026. As of March 31, 2025, we had borrowed $10.0 million in revolving loans. We may increase or decrease our borrowings at our discretion with no penalty.
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
Additionally, we have a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion will be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. As of March 31, 2025, we estimate we will repay approximately $3.8 million of short-term debt related to the vendor financing agreement in the next 12 months. We may prepay at any time until the maturity date without premium or penalty. See Note 9—“Debt and Other Financing” of the notes to the consolidated financial statements for further information on our debt and financing arrangements and Note 15 - “Commitments and Contingencies” of the notes to the consolidated financial statements for further information on our contractual obligations.
As part of certain debt arrangements, we are required to maintain the following financial covenants:
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
•Unrestricted and unencumbered cash and cash equivalents in an amount equal to at least one hundred percent of the outstanding commercial bank line at all times.
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
As of March 31, 2025, all debt instruments contained customary covenants and events of default. The Company was in compliance with all financial and non-financial covenants as of March 31, 2025.
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

Funding Requirements
We cannot be sure our revenues will exceed expenses in the near term due to the ongoing investments we are making in sales, marketing and products to increase our market share. We expect to continue to incur capital expenditures as we procure and launch Gen-3 satellites, as well as invest in our BlackSky Spectra software platform to significantly expand our product capabilities in the future.

Short-Term Liquidity Requirements
As of March 31, 2025, our current assets were $121.3 million, consisting primarily of short-term investments, contract assets, accounts receivable, and cash and cash equivalents.
As of March 31, 2025, our current liabilities were $32.0 million, consisting primarily of accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments to optimize our BlackSky Spectra software platform and corporate business and operational systems that will enable us to continue to scale the business efficiently and securely. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and/or the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the three months ended March 31, 2025 and 2024. Our short-term liquidity at March 31, 2025 was $77.0 million. Short-term investments of $55.1 million are not classified as cash, cash equivalents, or restricted cash.

	Three Months Ended March 31,		$
	2025	2024	Change
	(in thousands)
Net cash provided by (used in) operating activities	$27,245	$(3,810)	$31,055
Net cash used in investing activities	(24,142)	(15,108)	(9,034)
Net cash provided by financing activities	4,420	862	3,558
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,523	(18,056)	25,579
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434	(19,056)
Cash, cash equivalents, and restricted cash – end of period	$21,901	$15,378	$6,523

Operating activities
For the three months ended March 31, 2025, net cash provided by operating activities was $27.2 million. The significant decrease in cash used during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to an increase in the net cash provided by working capital. The increase in cash provided by working capital was largely related to a cash payment for capacity for future purchase orders that was recorded as deferred revenue as of March 31, 2025 in our unaudited condensed consolidated balance sheets.

Investing activities
The change in net cash used in investing activities was primarily due to increased purchases of short-term investments in government securities of $28.3 million during the three months ended March 31, 2025 partially offset by the redemption and maturity of $13.0 million of these types of securities during the same period. Comparatively, during the three months ended March 31, 2024, we purchased $9.5 million of short-term investments to replace maturing investments and recognized $9.0 million related to the redemption and maturity of short-term investments.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. The total amount paid for capital expenditures decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease resulted from payments to LeoStella as a third party in 2024 as compared to the internal operation costs with LeoStella consolidated as a wholly-owned subsidiary in 2025. We expect for cash outflows for satellite production to increase as we continue to build out our Gen-3 constellation.

Financing activities
The most significant impact on the change in net cash provided by financing activities was the receipt of $5.1 million in proceeds from our equity issuances, net of equity issuance costs, in the three months ended March 31, 2025 as compared to $1.3 million in the three months ended March 31, 2024. Our equity issuances during the three months ended March 31, 2025 consisted of the sale of 0.6 million shares under our ATM offering program which resulted in $5.4 million in gross proceeds, as compared to the sale of 0.1 million shares in the three months ended March 31, 2024, which resulted in $1.4 million in gross proceeds.

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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of March 31, 2025 and 2024. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to gain (loss) on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. Expected stock volatility is based on our public warrant historical volatility. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

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
Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may continue to record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In November 2024, we acquired the remaining 50% of common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky. In conducting our evaluation of our internal control over financial reporting, we excluded LeoStella from our evaluation for the quarter. We are in the process of integrating LeoStella into our system of internal control over financial reporting.

Other than the acquisition above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed by us with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended

March 31, 2025, we raised gross proceeds of $5.4 million through the sale of 591,538 shares in our ATM offering. We sold such shares at an average purchase price per share of $9.12. After deducting commissions and other offering expenses associated with the ATM offering of $0.3 million, the net proceeds to us from the transactions were $5.1 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
We are subject to restrictions on the payment of cash dividends in our loan and debt agreements. For additional information on our indebtedness and related restrictions therein, see Note 9—“Debt and Other Financing” of the notes to the consolidated financial statements and “Liquidity and Capital Resources” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

May 8, 2025	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
(Principal Accounting Officer)