Form 10-Q
period 2025-06-30
BlackSky Technology Inc.
filed 2025-08-07
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(703) 935-1930
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

As of August 4, 2025, there were 35,464,515 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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
•the volatility of the trading price of our Class A common stock;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$22,555	$13,056
Restricted cash	1,153	1,322
Short-term investments	71,231	39,406
Accounts receivable, net of allowance of $121 and $45, respectively	6,897	14,701
Contract assets	33,208	27,852
Inventories	—	6,043
Prepaid expenses and other current assets	3,752	4,356
Total current assets	138,796	106,736
Property and equipment - net	76,776	45,613
Operating lease right of use assets - net	3,723	4,029
Goodwill	10,279	10,260
Intangible assets - net	5,059	5,446
Satellite work in process	65,607	80,601
Other assets	10,558	1,461
Total assets	$310,798	$254,146
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,265	$20,419
Contract liabilities - current	16,616	2,183
Debt - current portion	5,198	1,927
Other current liabilities	3,321	1,493
Total current liabilities	37,400	26,022
Operating lease liabilities	7,796	8,048
Derivative liabilities	40,498	17,964
Deferred revenue - long-term	20,000	—
Long-term debt - net of current portion	117,271	105,736
Other liabilities	1,273	2,387
Total liabilities	224,238	160,157
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 34,854 and 30,960 shares; outstanding, 34,557 shares and 30,663 shares as of June 30, 2025 and December 31, 2024, respectively.	3	3
Additional paid-in capital	796,797	750,174
Accumulated deficit	(710,240)	(656,188)
Total stockholders’ equity	86,560	93,989
Total liabilities and stockholders’ equity	$310,798	$254,146

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Imagery & software analytical services	$17,982	$17,469	$34,811	$35,302
Professional & engineering services	4,217	7,469	16,932	13,872
Total revenue	22,199	24,938	51,743	49,174
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,460	3,432	7,278	6,877
Professional & engineering service costs, excluding depreciation and amortization	2,787	3,450	11,569	7,038
Selling, general and administrative	22,667	18,214	44,109	37,030
Research and development	17	286	262	742
Depreciation and amortization	7,208	11,277	14,444	22,461
Operating loss	(13,940)	(11,721)	(25,919)	(24,974)
(Loss) gain on derivatives	(24,435)	5,273	(22,534)	5,019
Interest income	677	330	1,250	730
Interest expense	(3,509)	(3,029)	(6,852)	(5,663)
Other income, net	3	2	68	3
Loss before income taxes	(41,204)	(9,145)	(53,987)	(24,885)
Income tax expense	(35)	(252)	(65)	(322)
Net loss	(41,239)	(9,397)	(54,052)	(25,207)
Other comprehensive income	—	—	—	—
Total comprehensive loss	$(41,239)	$(9,397)	$(54,052)	$(25,207)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(1.27)	$(0.52)	$(1.71)	$(1.40)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	3,054	—	3,054
Issuance of common stock upon exercise of stock options	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	156	—	—	—	—
Issuance of common stock, net of equity issuance costs	592	—	5,111	—	5,111
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(58)	—	(492)	—	(492)
Net loss	—	—	—	(12,813)	(12,813)
Balance as of March 31, 2025	31,356	$3	$757,847	$(669,001)	$88,849
Stock-based compensation	—	—	3,599	—	3,599
Issuance of common stock upon exercise of stock options and ESPP shares purchased	32	—	180	—	180
Issuance of common stock upon vesting of restricted stock units	139	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,081	—	35,766	—	35,766
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(51)	—	(595)	—	(595)
Net loss	—	—	—	(41,239)	(41,239)
Balance as of June 30, 2025	34,557	$3	$796,797	$(710,240)	$86,560

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	17,855	$2	$692,127	$(598,970)	$93,159
Stock-based compensation	—	—	3,488	—	3,488
Issuance of common stock upon exercise of stock options	9	—	1	—	1
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	107	—	—	—	—
Issuance of common stock, net of equity issuance costs	118	—	1,294	—	1,294
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(36)	—	(419)	—	(419)
Net loss	—	—	—	(15,810)	(15,810)
Balance as of March 31, 2024	18,054	$2	$696,491	$(614,780)	$81,713
Stock-based compensation	—	—	2,515	—	2,515
Issuance of common stock upon exercise of stock options and ESPP shares purchased	27	—	156	—	156
Issuance of common stock upon vesting of restricted stock awards	1	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	41	—	—	—	—
Issuance of common stock, net of equity issuance costs	205	—	1,649	—	1,649
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(12)	—	(105)	—	(105)
Net loss	—	—	—	(9,397)	(9,397)
Balance as of June 30, 2024	18,316	$2	$700,706	$(624,177)	$76,531

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,052)	$(25,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,444	22,461
Operating lease right of use assets amortization	306	374
Bad debt expense	84	108
Stock-based compensation expense	6,351	5,725
Amortization of debt issuance costs and non-cash interest expense	4,017	4,382
Capitalized interest	(162)	—
Loss (gain) on derivatives	22,534	(5,019)
Non-cash interest income	(872)	(495)
Loss on disposal of assets	83	46
Changes in operating assets and liabilities:
Accounts receivable	7,720	(1,256)
Contract assets - current and long-term	(14,324)	(6,693)
Inventories	5,997	—
Prepaid expenses and other current assets	605	(94)
Other assets	(40)	403
Accounts payable and accrued liabilities	(8,065)	(1,961)
Other current liabilities	1,168	(309)
Contract liabilities - current and long-term	34,183	1,958
Other liabilities	(12)	(25)
Net cash provided by (used in) operating activities	19,965	(5,602)
Cash flows from investing activities:
Purchase of property and equipment	(8,096)	(6,576)
Satellite work in process	(10,772)	(20,984)
Purchases of short-term investments	(56,953)	(13,488)
Proceeds from maturities of short-term investments	26,000	18,000
Net cash used in investing activities	(49,821)	(23,048)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	40,861	2,947
Proceeds from issuance of debt	—	20,000
Proceeds from options exercised and ESPP shares purchased	180	157
Debt payments	(563)	—
Withholding tax payments on vesting of restricted stock units	(1,086)	(524)
Payments for debt issuance costs	(175)	(632)
Payments for deferred offering costs	(31)	(83)
Net cash provided by financing activities	39,186	21,865
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,330	(6,785)
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434
Cash, cash equivalents, and restricted cash – end of period	$23,708	$26,649
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2025	2024

Cash and cash equivalents	$22,555	$25,552
Restricted cash	1,153	1,097
Total cash, cash equivalents, and restricted cash	$23,708	$26,649

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,509	$1,026
Cash paid for income taxes	20	377
Supplemental disclosures of non-cash financing and investing information:
Vendor financed satellite launch costs	$10,500	$1,500
Increase of debt principal for paid-in-kind interest	4,490	4,105
Additions of equipment and other satellite procurement costs accrued but not yet paid	1,720	3,953
Accretion of short-term investments' discounts and premiums	872	495
Capitalized depreciation expense	574	—
Capitalized stock-based compensation	302	278
Capitalized interest	162	—
Deferred financing costs accrued but not yet paid	110	—
Equity issuance costs accrued but not yet paid	30	17
Adjustments to goodwill for changes in the preliminary purchase price allocation	19	—
Credits from LeoStella applied to satellite procurement costs	—	966
Leasehold improvements funded by tenant improvement allowance	—	701
Deferred offering costs accrued but not yet paid	—	111
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025

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
BlackSky has two primary operating subsidiaries, BlackSky Global LLC and BlackSky Geospatial Solutions, LLC. In November 2024, the Company acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”). LeoStella was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and the Company accounted for LeoStella as an equity method investment. On the acquisition date, LeoStella became a wholly-owned subsidiary of the Company. LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington and it is expected that this acquisition will allow the Company to improve its control over the Gen-3 supply chain and production operations and longer term to expand the Company’s product offerings. See Note 7 - "Business Acquisition"- for further detail.
In July 2025, the Company issued $185.0 million principal amount of Convertible Notes due August 1, 2033 (the “Convertible Notes”) in a private offering. See Note 9 - "Debt and Other Financing"- for further detail.
During the six months ended June 30, 2025, the Company issued and sold shares as part of the Company's at-the-market (“ATM”) offering program. The Company sold 3.7 million shares from the ATM offering program at an average purchase price per share of $11.56, resulting in gross proceeds of $42.5 million during the six months ended June 30, 2025. The transaction costs of $1.6 million for the equity issuances incurred during the six months ended June 30, 2025, which primarily consisted of commissions, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and consolidated balance sheets.
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

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, the incremental borrowing rate to measure the operating lease right of use assets, the effective interest rate of the vendor financing agreement, the fair value of assets acquired and liabilities assumed of a business combination, the capitalization of interest, and stock-based compensation.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of June 30, 2025 and December 31, 2024, the Company’s short-term investments had a carrying value of $71.2 million and $39.4 million, respectively, which represents amortized cost, and an aggregate fair value of $71.2 million and $39.4 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated useful life of the related asset to its residual value. During the six months ended June 30, 2025, the Company began launching a new generation of satellites ("Gen-3") with a useful life of 5 years.

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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. The Company has a contract with significant variable consideration as of June 30, 2025. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a binary future event.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
	(in thousands)
Revenue	$(1,023)	$1,264	$(1,229)	$1,003
Basic and diluted net loss per share	$(0.03)	$0.07	$(0.04)	$0.06
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in (loss) gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Certain of the Company’s outstanding RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that include a performance condition is recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were separate awards. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation. As of June 30, 2025, less than 1 thousand RSUs with performance vesting conditions were outstanding and the associated remaining expense of $2 thousand will be recognized through September 30, 2025.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted stock options during the six months ended June 30, 2025 and used the following inputs when applying the Black-Scholes option pricing model:
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

`4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the unaudited condensed consolidated results of the Company. The CODM uses consolidated net loss to assess financial performance and allocate resources. Accordingly, the Company is currently deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprises the continuing operations of the Company’s single operating and reportable segment, provides geospatial intelligence, imagery and related data analytic products and services, of which the Company incurs costs and also recognizes revenue on professional and engineering services including but not limited to, the development, integration, and operation of satellites and software platforms, as well as ground systems, that support the Company's primary imagery service subscriptions. The following table presents selected financial information with respect to the Company’s single reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Imagery & software analytical services	$17,982	$17,469	$34,811	$35,302
Professional & engineering services	4,217	7,469	16,932	13,872
Total revenue	22,199	24,938	51,743	49,174
Costs and Expenses
Imagery & software analytical direct labor costs	676	687	1,228	1,380
Imagery & software analytical direct materials costs	2,784	2,745	6,050	5,497
Professional & engineering direct labor costs	2,227	1,982	4,393	5,005
Professional & engineering direct materials costs	560	1,468	7,176	2,033
Salaries and benefit costs	11,812	10,417	23,515	21,073
Stock-based compensation expense(1)	3,288	2,222	6,045	5,370
Other segment items(2)	7,584	5,861	14,811	11,329
Depreciation and amortization	7,208	11,277	14,444	22,461
Loss (gain) on derivatives	24,435	(5,273)	22,534	(5,019)
Interest income	(677)	(330)	(1,250)	(730)
Interest expense	3,509	3,029	6,852	5,663
Other	(3)	(2)	(68)	(3)
Income tax expense	35	252	65	322
Net loss	$(41,239)	$(9,397)	$(54,052)	$(25,207)
(1) Relates to stock-based compensation within selling, general, and administrative costs.
(2) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of June 30, 2025 and December 31, 2024, the Company's segment assets, which are equal to the Company's consolidated assets on the unaudited condensed consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

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

The following table disaggregates revenue by type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Imagery	$15,560	$15,323	$30,924	$31,218
Data, software, and analytics	2,422	2,146	3,887	4,084
Professional services	3,168	5,572	6,040	9,659
Engineering services(1)	1,049	1,897	10,892	4,213
Total revenue	$22,199	$24,938	$51,743	$49,174
(1) Engineering services includes $1.0 million and $1.5 million of product revenue for the three months ended June 30, 2025 and 2024, respectively and $10.7 million and $3.5 million of product revenue for the six months ended June 30, 2025 and 2024
The approximate revenue based on geographic location of end customers was as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
North America	$13,854	$15,029	$25,857	$30,221
Middle East(1)	1,941	4,150	4,454	6,644
Asia Pacific(2)	6,086	5,526	20,835	11,774
Other	318	233	597	535
Total revenue	$22,199	$24,938	$51,743	$49,174
(1) For the three and six months ended June 30, 2024, Middle East revenue included $4.1 million and $6.6 million, respectively, of revenue from Country A; the amount of revenue from Country A for the three and six months ended June 30, 2025 was not individually significant to the Company. The remaining Middle East countries were not individually significant to the Company.
(2) For the six months ended June 30, 2025, Asia Pacific revenue included $9.3 million of revenue from Country B; the amount of revenue from Country B for the three months ended June 30, 2025 and three and six months ended June 30, 2024 was not individually significant to the Company. For the three and six months ended June 30, 2025, Asia Pacific revenue included $4.5 million and $9.0 million, respectively, of revenue from Country C. For the three and six months ended June 30, 2024, Asia Pacific revenue included $3.6 million and $7.5 million, respectively, of revenue from Country C. The remaining Asia Pacific countries were not individually significant to the Company.
Revenue from categories of end customers for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
U.S. federal government and agencies	$13,496	$13,948	$25,183	$28,705
International governments	7,928	10,028	25,054	19,047
Commercial and other	775	962	1,506	1,422
Total revenue	$22,199	$24,938	$51,743	$49,174

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of June 30, 2025, the Company had

$356.3 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $45.7 million, $64.9 million, and $245.7 million in the six months ended December 31, 2025, fiscal year 2026, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Contract assets - current:
Unbilled revenue	$33,208	$27,852
Total contract assets - current	$33,208	$27,852

Contract assets - long-term:
Unbilled revenue - long-term	$9,363	$173
Other contract assets - long-term	715	937
Total contract assets - long-term(1)	$10,078	$1,110

Contract liabilities - current:
Deferred revenue - current	$16,616	$2,160
Other contract liabilities - current	—	23
Total contract liabilities - current	$16,616	$2,183

Contract liabilities - long-term:
Deferred revenue - long-term	$20,000	$—
Other contract liabilities - long-term(2)	428	678
Total contract liabilities - long-term	$20,428	$678
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

Changes in short-term and long-term contract assets and contract liabilities for the six months ended June 30, 2025 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2025	$28,962	$2,861
Billings or revenue recognized that was included in the beginning balance	(1,744)	(1,463)
Changes in contract assets or contract liabilities, net of reclassification to receivables	17,548	35,948
Cumulative catch-up adjustment arising from changes in estimates to complete during the year	(1,258)	(29)
Changes in costs to fulfill and amortization of commission costs	(222)	—
Changes in contract commission costs	—	(273)
Balance as of June 30, 2025	$43,286	$37,044

7. Business Acquisition
In November 2024, the Company acquired the remaining 50% of the common units of LeoStella, and LeoStella became a wholly-owned subsidiary of the Company. Purchase consideration of $0.8 million consisted of the value of the Company's 50% ownership in LeoStella at the time of the business combination. The following table presents the preliminary purchase price allocation as of June 30, 2025, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to change during the measurement period, which is generally one year from the acquisition date.

(in thousands)
Assets
Current assets, including cash acquired of $541	$1,607
Property and equipment	4,963
Intangible assets:
In-process research and development	3,500
Trade names and trademarks	1,200
Total intangible assets	4,700
Other assets	1,525
Total assets	$12,795

Liabilities
Current liabilities	$11,709
Other liabilities	970
Total liabilities	$12,679
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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

	(in thousands)
Pro forma revenue	25,416	50,294
Pro forma net loss	(13,552)	(33,199)

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	June 30,	December 31,
	2025	2024
	(in thousands)
Satellites	$133,498	$107,004
Software	39,280	32,587
Office furniture and fixtures	9,182	9,171
Production and engineering equipment	2,730	2,986
Software development in process	3,790	3,656
Site equipment	2,502	2,502
Computer equipment	1,767	1,578
Other equipment	1,096	812
	193,845	160,296
Less: accumulated depreciation	(117,366)	(114,683)
Property and equipment not yet placed in service	297	—
Property and equipment — net	$76,776	$45,613

9. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	June 30,	December 31,
	2025	2024
	(in thousands)
Current portion of long-term debt	$5,250	$2,000
Non-current portion of long-term debt	118,212	107,034
Total long-term debt	123,462	109,034
Unamortized debt issuance costs	(993)	(1,371)
Outstanding balance	$122,469	$107,663

	Effective Interest Rate	June 30,	December 31,
Name of Loan		2025	2024
		(in thousands)
Loans from related parties	12.23% - 12.57%	$97,524	$93,034
Satellite launch vendor financing	8.79% - 11.62%	15,938	6,000
Commercial bank line	10.98%	10,000	10,000
Total		$123,462	$109,034

Loans from Related Parties
In May 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. In July 2025, the Company repaid these loans in their entirety plus accrued interest in the amount $100.2 million. See Note 17 - "Subsequent Events" and “Convertible Notes” below regarding the subsequent event convertible Debt offering.

Satellite Launch Vendor Financing
In November 2023, the Company entered into a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. During the six months ended June 30, 2025, the Company incurred $10.5 million of additional debt related to the satellite launch vendor financing agreement.

Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank that provided for a $20.0 million revolving credit facility. In July 2025, the Company repaid the amount owed under the revolving credit facility in its entirety plus accrued interest in the amount $10.0 million and closed the commercial bank line. See Note 17 - "Subsequent Events" and “Convertible Notes” below regarding the subsequent event convertible Debt offering.

Convertible Notes
In July 2025, the Company issued $185.0 million principal amount of Convertible Notes in a private offering. The Convertible Notes will mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Notes will bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026.
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay shares of the Company's Class A common stock, or deliver cash, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. The conversion rate of the notes will initially be 27.1909 shares of BlackSky’s Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $36.78 per share of Class A common stock). The Company may not redeem the Convertible Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the Convertible Notes, at the Company's option, on or after August 4, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if (1) the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) certain liquidity conditions are satisfied, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Debt Maturities
The following table presents the minimum required maturities under the Company’s loan agreements as of June 30, 2025 and excludes the issuance of the new Convertible Notes in July 2025 as well as the related payments of principle and accrued interest from the loans from related parties and commercial bank line. See Note 17 - "Subsequent Events" and “Convertible Notes” above regarding the subsequent event convertible Debt offering.

For the years ending December 31,	(in thousands)
2025	$2,500
2026	113,024
2027	5,500
2028	2,438
Total outstanding	$123,462

Fair Value of Debt
The estimated fair value of the Company’s outstanding long-term debt was $130.1 million and $120.3 million as of June 30, 2025 and December 31, 2024, respectively, which is different than the historical cost of the long-term debt as reflected in the Company’s unaudited condensed consolidated balance sheets. The fair value of the long-term debt was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
As of June 30, 2025 and December 31, 2024, the Company held debt instruments that contained financial and non-financial debt covenants, which included a minimum cash and cash equivalents balance covenant, a quarterly minimum revenue target covenant, and an Adjusted EBITDA requirement covenant. In July 2025, the Company repaid all principal and accrued interest from the loans from related parties and the commercial bank line; as a result of these debt repayments, the Company is no longer subject to any financial or non-financial debt covenants going forward.

10. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 14). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of June 30, 2025 and 2024.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at June 30, 2025:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Loss in Value for the Six Months Ended June 30, 2025	Fair Value as of June 30, 2025
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$2,948	$4,676
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	760	1,244
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	338	567
Private Placement Warrants - Issued March 2023	2,050	17.61	N/A	9/8/2028	Liability	16,219	30,039

In July 2025, 611 thousand of the March 2023 Private Placement Warrants were exercised, which resulted in proceeds of $10.8 million to the Company in exchange for shares of Class A common stock.
In addition, the Company has 221 thousand Class A common stock warrants outstanding which have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

11. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(41,239)	$(9,397)	$(54,052)	$(25,207)

Basic and diluted net loss per share	$(1.27)	$(0.52)	$(1.71)	$(1.40)

Shares used in the computation of basic and diluted net loss per share	32,473	18,148	31,648	18,027

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and six months ended June 30, 2025 and 2024.

	Three and Six Months Ended June 30,
	2025	2024
	(in thousands)
Restricted Class A common stock	—	1
Class A common stock warrants	221	221
Stock options	1,855	884
Restricted stock units	2,655	1,871
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Private Placement Warrants (exercisable for Class A common stock) treated as liability	3,091	3,091
Sponsor Shares	296	296

12. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$39	$38	$72	$104
Professional & engineering service costs, excluding depreciation and amortization	127	102	234	251
Selling, general and administrative	3,288	2,222	6,045	5,370
Total stock-based compensation expense	$3,454	$2,362	$6,351	$5,725
The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.1 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $0.3 million during the six months ended June 30, 2025 and 2024, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the unaudited condensed consolidated balance sheets.

13. Related Party Transactions
A summary of the Company’s related party transactions during the six months ended June 30, 2025 and 2024 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Six Months Ended June 30,		June 30,	December 31,
	Nature of Relationship		2025	2024	2025	2024
Name		Description of the Transactions	(in thousands)
LeoStella	Former Joint Venture with Thales Alenia Space	The Company owned 50% of LeoStella, its joint venture with Thales. The Company contracted with LeoStella for the design, development and manufacture of satellites to operate its business. In November 2024, the Company acquired the remaining 50% of common units of LeoStella and LeoStella became a wholly-owned subsidiary of BlackSky.	N/A	$16,816	N/A	N/A
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$250	292	—	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk (Debt Issuer)	Design, development and manufacture of telescopes.	554	2,696	273	—
Seahawk	Debt Issuer and subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Seahawk.	303	277	26,282	25,072
Intelsat	Debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Intelsat.	1,040	1,050	71,242	67,962
The Company recorded revenue from related parties of $1.1 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $10.8 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had $22.0 million and $11.2 million, respectively, of contract assets from related parties, which the Company anticipates receiving as payments over the next 12 months. As of June 30, 2025 and December 31, 2024, the amounts invoiced by the Company and due from related parties were not significant.
Prior to repaying the term loan facility in July 2025, interest was accrued and due semi-annually. The Company made interest payments of $1.1 million during the three and six months ended June 30, 2025 and $1.0 million during the three and six months ended June 30, 2024. As of June 30, 2025, the Company had interest due to related parties of $2.0 million, of which $1.3 million was to be paid as cash interest on a semi-annual basis and was included in other current liabilities and $0.7 million was to be paid in kind as principal due on the maturity date and was included in other liabilities. As of December 31, 2024, the Company had interest due to related parties of $1.9 million, of which $0.4 million was included in other current liabilities and $1.5 million was included in other liabilities. In July 2025, the Company repaid the term loan facility from related parties in its entirety plus accrued interest in the amount $100.2 million.

14. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

June 30, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$4,676	$—	$—
Private Placement Warrants - Issued October 2019	—	—	1,811
Private Placement Warrants - Issued March 2023	—	—	30,039
Sponsor Shares	—	—	3,972
	$4,676	$—	$35,822

December 31, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,728	$—	$—
Private Placement Warrants - Issued October 2019	—	—	713
Private Placement Warrants - Issued March 2023	—	—	13,820
Sponsor Shares	—	—	1,703
	$1,728	$—	$16,236
The carrying values of the following financial instruments approximated their fair values as of June 30, 2025 and December 31, 2024 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, short-term debt, and other current liabilities. See Note 7—“Business Acquisition” for additional information on the fair value of assets acquired via business acquisition.
There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2025 or 2024.
The following is a summary of changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2025 and 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
Loss from changes in fair value	2,269	1,098	16,219
Balance as of June 30, 2025	$3,972	$1,811	$30,039

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Gain from changes in fair value	(474)	(333)	(3,937)
Balance as of June 30, 2024	$830	$250	$8,530

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
The Court of Chancery granted Drulias’ motion to (i) consolidate the Drulias and Cheriyala actions, and (ii) appoint Drulias as lead plaintiff, and Drulias’ counsel as lead counsel, in the consolidated action. On April 15, 2025, Drulias sought to withdraw as the lead plaintiff. That same day, Patrick Plumley (“Plumley”) moved to intervene as a plaintiff in the consolidated action. The Court of Chancery granted Cheriyala’s and Plumley’s stipulation to (i) permit Drulias to withdraw as the lead plaintiff, (ii) permit Plumley to intervene as a plaintiff, and (iii) appoint Cheriyala and Plumley as co-lead plaintiffs, and Cheriyala’s and Plumley’s counsel as co-lead counsel, in the consolidated action.
Though BlackSky Technology Inc. is not named in either suit, the Company expects to have certain indemnification requirements of directors, officers and former directors and officers.

Other Commitments
The Company entered into various operational commitments for the next several years totaling $0.5 million during the six months ended June 30, 2025.

16. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. Accounts receivable related to U.S. federal government and agencies was $3.9 million and $11.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
U.S. federal government and agencies	61%	56%	49%	58%
Customer B	*	*	21%	*
Customer C	20%	15%	17%	15%
Customer D	*	17%	*	13%

	Accounts Receivable
	As of June 30, 2025	As of December 31, 2024

	(in thousands)
U.S. federal government and agencies	55%	76%
Customer B	*	*
Customer C	21%	*
Customer D	*	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of June 30, 2025 and December 31, 2024, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

17. Subsequent Events
Other than the issuance of new Convertible Notes in July 2025 and the repayment of all principal and accrued interest from the loans from related parties and the commercial bank line, as disclosed in Note 1 - "Organization and Business", Note 9 - "Debt and Other Financing and Note 13 - "Related Party Transactions" above and the exercise of the March 2023 Private Placement Warrants, disclosed in Note 10 - "Equity Warrants Classified as Derivative Liabilities", the Company evaluated subsequent events through August 7, 2025 and determined that there have been no additional events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.

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
In July 2025, we issued $185.0 million principal amount of Convertible Notes due August 1, 2033 (the “Convertible Notes”) in a private offering. In addition, we repaid all principal and accrued interest from the loans from related parties and the commercial bank line. See "—Liquidity" and Note 9 for further detail.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
The following table provides the components of results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$17,982	$17,469	$513	2.9%	$34,811	$35,302	$(491)	(1.4)%
Professional & engineering services	4,217	7,469	(3,252)	(43.5)%	16,932	13,872	3,060	22.1%
Total revenue	22,199	24,938	(2,739)	(11.0)%	51,743	49,174	2,569	5.2%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	3,460	3,432	28	0.8%	7,278	6,877	401	5.8%
Professional & engineering service costs, excluding depreciation and amortization	2,787	3,450	(663)	(19.2)%	11,569	7,038	4,531	64.4%
Selling, general and administrative	22,667	18,214	4,453	24.4%	44,109	37,030	7,079	19.1%
Research and development	17	286	(269)	(94.1)%	262	742	(480)	(64.7)%
Depreciation and amortization	7,208	11,277	(4,069)	(36.1)%	14,444	22,461	(8,017)	(35.7)%
Operating loss	(13,940)	(11,721)	(2,219)	(18.9)%	(25,919)	(24,974)	(945)	(3.8)%
(Loss) gain on derivatives	(24,435)	5,273	(29,708)	(563.4)%	(22,534)	5,019	(27,553)	(549.0)%
Interest income	677	330	347	105.2%	1,250	730	520	71.2%
Interest expense	(3,509)	(3,029)	(480)	(15.8)%	(6,852)	(5,663)	(1,189)	(21.0)%
Other income, net	3	2	1	50.0%	68	3	65	NM
Loss before income taxes	(41,204)	(9,145)	(32,059)	(350.6)%	(53,987)	(24,885)	(29,102)	(116.9)%
Income tax expense	(35)	(252)	217	86.1%	(65)	(322)	257	79.8%
Net loss	$(41,239)	$(9,397)	$(31,842)	(338.9)%	$(54,052)	$(25,207)	$(28,845)	(114.4)%

Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$17,982	$17,469	$513	2.9%	$34,811	$35,302	$(491)	(1.4)%
% of total revenue	81.0%	70.0%			67.3%	71.8%

Professional & engineering services revenue	4,217	7,469	(3,252)	(43.5)%	16,932	13,872	3,060	22.1%
% of total revenue	19.0%	30.0%			32.7%	28.2%

Total revenue	$22,199	$24,938	$(2,739)	(11.0)%	$51,743	$49,174	$2,569	5.2%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue was relatively flat for the three and six months ended June 30, 2025, as compared to the same periods in 2024. With the launch of our Gen-3 satellites, we expect increased revenue from new and incremental customer subscriptions.

Professional and Engineering Services Revenue
Professional and engineering services revenue decreased for the three months ended June 30, 2025, as compared to the same period in 2024, primarily from a difference in the progress of revenue recognition of long-term contracts that are in various stages of completion. Professional and engineering services revenue contains estimates that can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Professional and engineering services revenue increased for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to a new contract for the delivery of one Earth observation satellite.

Costs and Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$3,460	$3,432	$28	0.8%	$7,278	$6,877	$401	5.8%
Professional & engineering service costs, excluding depreciation and amortization	2,787	3,450	(663)	(19.2)%	11,569	7,038	4,531	64.4%
Total costs	$6,247	$6,882	$(635)	(9.2)%	$18,847	$13,915	$4,932	35.4%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, was relatively flat for the three and six months ended June 30, 2025, as compared to the same periods in 2024.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to fewer direct material costs incurred on a professional services contract, which was driven by an increase in the program's maturity year-over-year.
Professional & engineering service costs, excluding depreciation and amortization, increased for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to a one-time impact of incurred work in process costs under a satellite procurement contract that began in the first quarter of 2025. This increase was partially offset by fewer direct material costs incurred on a professional services contract, related to the program's maturity year-over-year.

Selling, General, and Administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$11,812	$10,417	$1,395	13.4%	$23,515	$21,073	$2,442	11.6%
Stock-based compensation expense	3,288	2,222	1,066	48.0%	6,045	5,370	675	12.6%
Information technology and other administrative expenses	2,842	2,203	639	29.0%	5,490	4,186	1,304	31.2%
Selling and marketing	1,382	1,233	149	12.1%	2,302	1,899	403	21.2%
Professional fees	1,565	923	642	69.6%	3,560	2,047	1,513	73.9%
Insurance	550	466	84	18.0%	1,061	938	123	13.1%
Rent expense	558	466	92	19.7%	1,122	964	158	16.4%
Development costs	670	284	386	135.9%	1,014	553	461	83.4%
Selling, general and administrative	$22,667	$18,214	$4,453	24.4%	$44,109	$37,030	$7,079	19.1%

Selling, general, and administrative expenses increased during the three and six months ended June 30, 2025 as compared to the same period in 2024. Salaries and benefit costs increased primarily due to workforce acquired in our acquisition of LeoStella in the fourth quarter of 2024. Stock-based compensation increased as a result of the issuance of stock awards since June 30, 2024. Information technology and other administrative expenses increased primarily due to investments to optimize corporate business and operational systems. Professional fees increased as a result of transaction costs associated with finalizing the business acquisition in late 2024. We expect for selling, general, and administrative expenses to continue to trend higher in 2025 as compared to what was incurred in 2024 as a result of headcount increases and the integration of LeoStella into our operations.

The following is our forecast for total RSU expense as of June 30, 2025, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2025	$5,085
2026	7,956
2027	4,978
2028	2,648
2029	260
$20,927

Research and Development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Research and development	$17	$286	$(269)	(94.1)%	$262	$742	$(480)	(64.7)%

Research and development expense decreased for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The decreases were driven by the completion of two projects in 2024.

Depreciation and Amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Depreciation of satellites	$3,573	$8,616	$(5,043)	(58.5)%	$7,201	$17,472	$(10,271)	(58.8)%
Depreciation of all other property and equipment	3,455	2,520	935	37.1%	6,856	4,708	2,148	45.6%
Amortization	180	141	39	27.7%	387	281	106	37.7%
Depreciation and amortization	$7,208	$11,277	$(4,069)	(36.1)%	$14,444	$22,461	$(8,017)	(35.7)%
Depreciation expense from satellites decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024 as a number of Gen-2 satellites became fully depreciated. These decreases were partially offset by increases related to depreciation expense for our two Gen-3 satellites that were launched in the first half of 2025. We expect to incur additional depreciation expense when each Gen-3 satellite is launched and placed into service.
Depreciation expense from all other property and equipment increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily driven by the depreciation of increased asset balances for internal-use software.
Amortization expense increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024 as a result of intangible assets acquired by the Company in the fourth quarter of 2024.

Non-Operating Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
(Loss) gain on derivatives	$(24,435)	$5,273	$(29,708)	(563.4)%	$(22,534)	$5,019	$(27,553)	(549.0)%
Interest income	677	330	347	105.2%	1,250	730	520	71.2%
Interest expense	(3,509)	(3,029)	(480)	(15.8)%	(6,852)	(5,663)	(1,189)	(21.0)%
Other income, net	3	2	1	50.0%	68	3	65	NM

(Loss) gain on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in the unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. The gains or losses recognized in the period are non-cash fair value adjustments. These instruments generated a loss during the three and six months ended June 30, 2025 versus a gain during the three and six months ended June 30, 2024.
Interest income
Interest income increased during the three and six months ended June 30, 2025 as a result of higher short-term investment balances during the period as compared to the same periods in 2024.
Interest expense
Interest expense increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, as a result of more debt outstanding during the three and six months ended June 30, 2025, as compared to the same periods in 2024. Our outstanding debt increased mainly due to the capitalization of paid-in-kind interest in 2024 and May 2025 and the financing of launch invoices during the past twelve months.

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

The table below reconciles our net loss to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(41,239)	$(9,397)	$(54,052)	$(25,207)
Interest income	(677)	(330)	(1,250)	(730)
Interest expense	3,509	3,029	6,852	5,663
Income tax expense	35	252	65	322
Depreciation and amortization	7,208	11,277	14,444	22,461
Stock-based compensation expense	3,454	2,362	6,351	5,725
Loss (gain) on derivatives	24,435	(5,273)	22,534	(5,019)
Non-recurring transaction costs	375	—	1,031	—
Severance	6	60	332	141
Litigation, settlements, and related costs	77	165	215	165
Impairment and asset disposals	—	—	44	—
Adjusted EBITDA	$(2,817)	$2,145	$(3,434)	$3,521

Liquidity and Capital Resources
As of June 30, 2025, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $22.6 million and $13.1 million as of June 30, 2025 and December 31, 2024, respectively, and our short-term investments totaled $71.2 million and $39.4 million as of June 30, 2025 and December 31, 2024, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of June 30, 2025, we had an accumulated deficit of $710.2 million.
Our short-term liquidity as of June 30, 2025 was comprised of the following:

(in thousands)
Cash and cash equivalents	$22,555
Restricted cash	1,153
Short-term investments(1)	71,231
$94,939
(1) Short-term investments were included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of June 30, 2025 was $94.9 million. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite production needs, launch costs and increased insurance costs, as well as our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions.
In July 2025, we issued $185.0 million principal amount of Convertible Notes in a private offering. The Convertible Notes will mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The

Convertible Notes will bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026.
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will pay or deliver, as the case may be shares of our Class A common stock, cash, or a combination of cash and shares of our Class A common stock, at our election. The conversion rate of the notes will initially be 27.1909 shares of BlackSky’s Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $36.78 per share of Class A common stock). We may not redeem the Convertible Notes prior to August 4, 2028. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 4, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if (1) the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption and (2) certain liquidity conditions are satisfied, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
We also have a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion will be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. As of June 30, 2025, we have financed $16.5 million out of our $27.0 million vendor financing agreement, and we estimate we will repay approximately $5.3 million of short-term debt related to the agreement in the next 12 months. We may prepay at any time until the maturity date without premium or penalty.
As of June 30, 2025 and December 31, 2024, we held debt instruments that contained financial and non-financial debt covenants, including a minimum cash and cash equivalents balance, quarterly minimum revenue targets, and Adjusted EBITDA requirements. In July 2025, we repaid all principal and accrued interest from the loans from related parties and the commercial bank line; as a result of these debt repayments, we are no longer subject to any financial or non-financial debt covenants going forward.
During the six months ended June 30, 2025, we issued and sold shares as a part of the Company's at-the-market (“ATM”) offering. We have the ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering program, of which we sold $42.5 million during the six months ended June 30, 2025.
We have current contract assets of $33.2 million and we anticipate receiving this amount in payments over the next 12 months as interim milestones on a few major customer contracts are met and expected to be billed, further enhancing our liquidity.
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

Funding Requirements
We cannot be sure our revenues will exceed expenses in the near term due to the ongoing investments we are making in sales, marketing and products to increase our market share. We expect to continue to incur capital expenditures as we procure, build, and launch Gen-3 satellites, as well as invest in our BlackSky Spectra software platform to significantly expand our product capabilities in the future.

Short-Term Liquidity Requirements
As of June 30, 2025, our current assets were $138.8 million, consisting primarily of short-term investments, contract assets, and cash and cash equivalents.

As of June 30, 2025, our current liabilities were $37.4 million, consisting primarily of contract liabilities, the current portion of our debt, and accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments to optimize our BlackSky Spectra software platform and corporate business and operational systems that will enable us to continue to scale the business efficiently and securely. Upcoming satellite development capital expenditures will include plans to expand our current high frequency monitoring constellation with multispectral, large-area collection satellites. These new satellites will be designed to support country scale digital mapping, navigation, maritime and 3D digital twin applications. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and/or the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2025 and 2024. Our short-term liquidity at June 30, 2025 was $94.9 million. Short-term investments of $71.2 million are not classified as cash, cash equivalents, or restricted cash.

	Six Months Ended June 30,		$
	2025	2024	Change
	(in thousands)
Net cash provided by (used in) operating activities	$19,965	$(5,602)	$25,567
Net cash used in investing activities	(49,821)	(23,048)	(26,773)
Net cash provided by financing activities	39,186	21,865	17,321
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,330	(6,785)	16,115
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434	(19,056)
Cash, cash equivalents, and restricted cash – end of period	$23,708	$26,649	$(2,941)

Operating activities
For the six months ended June 30, 2025, net cash provided by operating activities was $20.0 million. The change was due to an increase in the net cash provided by working capital that was largely related to a cash payment for capacity for future purchase orders that was recorded as deferred revenue as of June 30, 2025 in our unaudited condensed consolidated balance sheets.

Investing activities
The change in net cash used in investing activities was primarily due to increased purchases of short-term investments in government securities of $57.0 million during the six months ended June 30, 2025 compared to $13.5 million of purchases during the six months ended June 30, 2024.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. The total amount paid for capital expenditures decreased during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease resulted from payments to LeoStella as a third party in 2024 as compared to the internal operation costs with LeoStella consolidated as a wholly-owned subsidiary in 2025. We expect for cash outflows for satellite production to increase as we continue to build out our Gen-3 constellation.

Financing activities
The most significant impact on the change in net cash provided by financing activities was the receipt of $40.9 million in proceeds from our equity issuances, net of equity issuance costs, in the six months ended June 30, 2025 as compared to $2.9 million in the six months ended June 30, 2024. Our equity issuances during the six months ended June 30, 2025 consisted of the sale of 3.7 million shares under our ATM offering program which resulted in $42.5 million in gross proceeds, as compared to the sale of 0.3 million shares in the six months ended June 30, 2024, which resulted in $3.2 million in gross proceeds. The six months ended June 30, 2024 also included borrowings from our revolving credit facility of 20.0 million.

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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of June 30, 2025 and 2024. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and recorded to (loss) gain on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Other than the acquisition above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Chancery granted Drulias’ motion to (i) consolidate the Drulias and Cheriyala actions, and (ii) appoint Drulias as lead plaintiff, and Drulias’ counsel as lead counsel, in the consolidated action. On April 15, 2025, Drulias sought to withdraw as the lead plaintiff. That same day, Patrick Plumley (“Plumley”) moved to intervene as a plaintiff in the consolidated action. The Court of Chancery granted Cheriyala’s and Plumley’s stipulation to (i) permit Drulias to withdraw as the lead plaintiff, (ii) permit Plumley to intervene as a plaintiff, and (iii) appoint Cheriyala and Plumley as co-lead plaintiffs, and Cheriyala’s and Plumley’s counsel as co-lead counsel, in the consolidated action.

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

The following risk factors supplement and should be read in conjunction with those risk factors referenced above.

Risks Related to Our Indebtedness and Alternative Financings

Our ability to generate the amount of cash needed to pay interest and principal on our outstanding indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depend on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our existing debt agreements including convertible notes, depends on our financial and operating performance and prevailing economic and competitive conditions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, restructure our debt, or obtain additional equity capital or debt financing on terms that may be onerous or highly dilutive. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. In the absence of such results of operations and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, which could harm our business, financial condition, and results of operations.

We cannot guarantee that we will be able to refinance our indebtedness or obtain additional financing on satisfactory terms or at all, including due to existing liens on our assets or our level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Further, the cost and availability of credit are subject to changes in the economic and business environment. If conditions in major credit markets deteriorate, our ability to refinance our indebtedness or obtain additional financing on satisfactory terms, or at all, may be negatively affected.

In addition, upon conversion of the notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our then-existing indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture covering the notes (the “Indenture”) or to pay any cash payable on future conversions of the notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our then-existing indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The agreements governing our debt permit us, under some circumstances, to incur certain additional indebtedness or obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our leverage described above, including our possible inability to service our debt, would increase.

Conversion of the notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.

The conversion of some or all of the convertible notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our Class A common stock could depress the price of our Class A common stock.

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
•recent and future disruptions in U.S. federal government operations and continued uncertainty regarding government policies, budget and appropriation decisions and processes, including with respect to defense spending, as a result of administration changes, recent Executive Orders and newly enacted laws, geopolitical events and macroeconomic conditions;
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
•general economic and political conditions such as recessions, interest rates, fuel prices, changes in laws and policies affecting trade, including tariffs and trade wars, pandemics, currency fluctuations and acts of war (including ongoing geopolitical tensions, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by other countries in response to such sanctions) or terrorism; and

•the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of our executive management from our business regardless of the outcome of such litigation. See Item 3. Legal Proceedings and Note 15 —“Commitments and Contingencies” of the notes to the consolidated financial statements for a discussion of current litigation.

If the estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements are incorrect, our actual results may vary from those reflected in our projections and accruals.

Our condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.

Further, from time to time we issue financial guidance relating to our expectations for certain financial measures, which guidance is based on estimates and the judgment of management. If, for any reason, our expectations differ materially from our guidance, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our Class A common stock price could decline.

We currently benefit from smaller reporting company status pursuant to the rules and regulations promulgated under the Exchange Act, and the reduced disclosure requirements applicable to smaller reporting companies could make it more difficult to compare our performance with other public companies and make our Class A common stock less attractive to investors.

We currently benefit from smaller reporting company (“SRC”) status and we currently are a non-accelerated filer; therefore, we are eligible for and have in the past taken advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including:

•reduced disclosure obligations regarding executive compensation in our periodic reports, including our Annual Report on Form 10-K, and proxy statements; and
•providing only two years of audited financial statements in our periodic reports, including our Annual Report on Form 10-K.
We will continue to benefit from SRC status until the earlier of:
•the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates is equal to or exceeds $250 million as of the end of that fiscal year’s second quarter; or
•our annual revenue for the prior fiscal year was equal to or exceeded $100 million; or the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates is equal to or exceeds $700 million as of the end of that fiscal year’s second quarter.

To the extent we take advantage of the exemptions afforded SRCs and non-accelerated filers, our stockholders may not have access to certain information that they may deem important and a comparison of our financial statements to those of other public companies may be difficult or impossible. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of these exemptions. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and our stock price may be more volatile and may decline. We will no longer be able to benefit from SRC status for filings for periods beginning with January 1, 2026.

Anti-takeover provisions in our organizational documents and in the Indenture could delay or prevent a change of control.

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

Certain provisions in the Indenture may also make it more difficult or expensive for a third party to acquire us. For example, the Indenture requires us, in certain circumstances, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities” filed as an Exhibit to our Annual Report on Form 10-K and the “Indenture” filed as an Exhibit to this Quarterly Report on Form 10-Q for more information.

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you effectively paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you effectively paid for it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2022, we entered into an "at the market" (ATM) sales agreement with Jefferies LLC as our sales agent, under which we may offer and sell from time to time up to $75 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended June 30, 2025, we raised gross proceeds of $37.1 million through the sale of 3.1 million shares in our ATM offering. We sold such shares at an average purchase price per share of $11.89. After deducting commissions and other offering expenses associated with the ATM offering of $1.3 million, the net proceeds to us from the transactions were $35.8 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
We are subject to restrictions on the payment of cash dividends in our loan and debt agreements. For additional information on our indebtedness, see Note 9—“Debt and Other Financing” of the notes to the consolidated financial statements and “Liquidity and Capital Resources” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
4.1	Indenture, dated as of July 22, 2025, by and between BlackSky Technology Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39113	4.1	July 22, 2025
4.2	Form of Global Note, representing BlackSky Technology Inc.’s 8.25% Convertible Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-39113	4.2	July 22, 2025
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

August 7, 2025	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
(Principal Accounting Officer)