Form 10-Q
period 2025-09-30
BlackSky Technology Inc.
filed 2025-11-06
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, there were 35,992,596 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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
•our ability to effectively integrate BlackSky Satellite Systems LLC’s operations into our business and improve control over the Gen-3 satellite supply chain and production operations;
•the performance of our BlackSky Spectra® software platform;
•our ability to invest in our software, research and development capabilities;
•our ability to integrate proprietary and third-party sensor data;
•our ability to continue delivering data in a cost-effective manner;
•our ability to comply with laws and regulations applicable to our business;
•potential effects of the government shutdown and the federal government appropriations process;
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
•the impact of local, regional, national and international economic conditions and events; and
• other factors including but not limited to those detailed under the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 and filed by us with the Securities and Exchange Commission (the “SEC”).

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,815	$13,056
Restricted cash	1,103	1,322
Short-term investments	117,674	39,406
Accounts receivable, net of allowance of $69 and $45, respectively	3,969	14,701
Contract assets	36,040	27,852
Inventories	—	6,043
Prepaid expenses and other current assets	13,441	4,356
Total current assets	201,042	106,736
Property and equipment - net	72,865	45,613
Operating lease right of use assets - net	3,571	4,029
Goodwill	10,279	10,260
Intangible assets - net	4,858	5,446
Satellite work in process	79,552	80,601
Other assets	8,690	1,461
Total assets	$380,857	$254,146
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,934	$20,419
Contract liabilities - current	21,662	2,183
Debt - current portion	5,770	1,927
Other current liabilities	12,287	1,493
Total current liabilities	51,653	26,022
Operating lease liabilities	7,641	8,048
Derivative liabilities	26,784	17,964
Deferred revenue - long-term	14,063	—
Long-term debt - net of current portion	189,291	105,736
Other liabilities	369	2,387
Total liabilities	289,801	160,157
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 35,991 and 30,960 shares; outstanding, 35,695 shares and 30,663 shares as of September 30, 2025 and December 31, 2024, respectively.	4	3
Additional paid-in capital	816,632	750,174
Accumulated deficit	(725,580)	(656,188)
Total stockholders’ equity	91,056	93,989
Total liabilities and stockholders’ equity	$380,857	$254,146

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Imagery & software analytical services	$15,782	$17,276	$50,593	$52,578
Professional & engineering services	3,836	5,273	20,768	19,145
Total revenue	19,618	22,549	71,361	71,723
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	4,329	3,682	11,607	10,559
Professional & engineering service costs, excluding depreciation and amortization	2,486	2,968	14,055	10,006
Selling, general and administrative	21,735	17,961	65,844	54,991
Research and development	30	43	292	785
Depreciation and amortization	7,864	11,125	22,308	33,586
Operating loss	(16,826)	(13,230)	(42,745)	(38,204)
Gain (loss) on derivatives	8,386	3,574	(14,148)	8,593
Loss on debt extinguishment	(4,140)	—	(4,140)	—
Interest income	1,324	257	2,574	987
Interest expense	(4,037)	(3,142)	(10,889)	(8,805)
Other (expense) income, net	(8)	(22)	60	(19)
Loss before income taxes	(15,301)	(12,563)	(69,288)	(37,448)
Income tax expense	(39)	(28)	(104)	(350)
Net loss	(15,340)	(12,591)	(69,392)	(37,798)
Other comprehensive income	—	—	—	—
Total comprehensive loss	$(15,340)	$(12,591)	$(69,392)	$(37,798)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.44)	$(0.66)	$(2.11)	$(2.05)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	3,054	—	3,054
Issuance of common stock upon exercise of stock options	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	156	—	—	—	—
Issuance of common stock, net of equity issuance costs	592	—	5,111	—	5,111
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(58)	—	(492)	—	(492)
Net loss	—	—	—	(12,813)	(12,813)
Balance as of March 31, 2025	31,356	$3	$757,847	$(669,001)	$88,849
Stock-based compensation	—	—	3,599	—	3,599
Issuance of common stock upon exercise of stock options and ESPP shares purchased	32	—	180	—	180
Issuance of common stock upon vesting of restricted stock units	139	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,081	—	35,766	—	35,766
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(51)	—	(595)	—	(595)
Net loss	—	—	—	(41,239)	(41,239)
Balance as of June 30, 2025	34,557	$3	$796,797	$(710,240)	$86,560
Stock-based compensation	—	—	3,812	—	3,812
Issuance of common stock upon exercise of stock options	2	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	611	1	16,078	—	16,079
Issuance of common stock upon vesting of restricted stock units	525	—	—	—	—
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	—	—	(55)	—	(55)
Net loss	—	—	—	(15,340)	(15,340)
Balance as of September 30, 2025	35,695	$4	$816,632	$(725,580)	$91,056

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

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(69,392)	$(37,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,308	33,586
Operating lease right of use assets amortization	458	529
Loss on debt extinguishment	4,140	—
Bad debt expense	69	100
Stock-based compensation expense	10,005	8,244
Amortization of debt issuance costs and non-cash interest expense	3,581	6,727
Paid in kind interest at time of debt extinguishment	(29,079)	—
Capitalized interest	(484)	—
Loss (gain) on derivatives	14,148	(8,593)
Non-cash interest income	(1,760)	(630)
Loss on disposal of assets	203	44
Loss on impairment of assets	—	71
Changes in operating assets and liabilities:
Accounts receivable	10,663	(3,313)
Contract assets - current and long-term	(15,012)	(5,133)
Inventories	5,997	—
Prepaid expenses and other current assets	(9,085)	(1,148)
Other assets	(409)	2,525
Accounts payable and accrued liabilities	(8,359)	(967)
Other current liabilities	9,979	194
Contract liabilities - current and long-term	33,233	1,005
Other liabilities	(196)	(10)
Net cash used in operating activities	(18,992)	(4,567)
Cash flows from investing activities:
Purchase of property and equipment	(11,959)	(12,289)
Satellite work in process	(21,942)	(28,410)
Purchases of short-term investments	(120,509)	(13,488)
Proceeds from maturities of short-term investments	44,000	26,725
Net cash used in investing activities	(110,410)	(27,462)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	40,832	47,343
Proceeds from issuance of debt	185,000	20,000
Proceeds from options exercised and ESPP shares purchased	180	157
Proceeds from warrants exercised	10,753	—
Repayments of debt	(83,377)	(10,000)
Payments for debt issuance costs	(7,304)	(632)
Withholding tax payments on vesting of restricted stock units	(1,142)	(967)
Net cash provided by financing activities	144,942	55,901
Net increase in cash, cash equivalents, and restricted cash	15,540	23,872
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434
Cash, cash equivalents, and restricted cash – end of period	$29,918	$57,306
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2025	2024

Cash and cash equivalents	$28,815	$56,159
Restricted cash	1,103	1,147
Total cash, cash equivalents, and restricted cash	$29,918	$57,306

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,519	$1,208
Cash paid for income taxes	136	377
Supplemental disclosures of non-cash financing and investing information:
Vendor financed satellite launch costs	$12,750	$1,500
Increase of debt principal for paid-in-kind interest	—	4,105
Accretion of short-term investments' discounts and premiums	1,760	630
Additions of equipment and other satellite procurement costs accrued but not yet paid	1,670	1,606
Capitalized depreciation expense	875	—
Capitalized interest	484	—
Capitalized stock-based compensation	460	426
Deferred financing costs accrued but not yet paid	50	—
Adjustments to goodwill for changes in the preliminary purchase price allocation	19	—
Equity issuance costs accrued but not yet paid	—	313
Credits from LeoStella applied to satellite procurement costs	—	966
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

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
BlackSky has three primary operating subsidiaries, BlackSky Global LLC, BlackSky Geospatial Solutions, LLC, and BlackSky Satellite Systems LLC, fka LeoStella LLC, ("BlackSky Satellite Systems" or “LeoStella”). In November 2024, the Company acquired the remaining 50% of the common units of LeoStella, which was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and accounted for as an equity method investment. BlackSky Satellite Systems is now a wholly-owned subsidiary of the Company. BlackSky Satellite Systems is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington and this acquisition allows the Company to improve its control over the Gen-3 supply chain and production operations and longer term to expand the Company’s product offerings. See Note 8 - "Business Acquisition"- for further detail.
In July 2025, the Company issued $185.0 million principal amount of Convertible Notes due August 1, 2033 (the “Convertible Notes”) in a private offering. See Note 10 - "Debt and Other Financing"- for further detail.
During the nine months ended September 30, 2025, the Company issued and sold shares as part of the Company's at-the-market (“ATM”) offering program. The Company sold 3.7 million shares from the ATM offering program at an average purchase price per share of $11.56, resulting in gross proceeds of $42.5 million during the nine months ended September 30, 2025. The transaction costs of $1.6 million for the equity issuances incurred during the nine months ended September 30, 2025, which primarily consisted of commissions, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As noted in Note 1 - "Organization and Business" and Note 8 - "Business Acquisition", on November 6, 2024, the Company acquired the remaining 50% of the common units of BlackSky Satellite Systems, fka LeoStella, and it is now a wholly-owned subsidiary of BlackSky. Prior to the acquisition, the unaudited condensed consolidated financial statements included the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investments, with recorded losses limited to the carrying value of the Company’s investments. All intercompany transactions and balances have been eliminated upon consolidation.
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
As of September 30, 2025 and December 31, 2024, the Company’s short-term investments had a carrying value of $117.7 million and $39.4 million, respectively, which represents amortized cost, and an aggregate fair value of $117.8 million and $39.4 million, respectively, which represents a Level 1 measurement based off of the fair value hierarchy.

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated useful life of the related asset to its residual value. During the nine months ended September 30, 2025, the Company launched a new generation of satellites ("Gen-3") with a useful life of 5 years.

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

Revenue Recognition
The Company generates revenue from the sale of imagery and software analytical services and professional and engineering services. Imagery and software analytical services revenue, which is mostly from subscription contracts from domestic and international government agencies, includes imagery, data, software, and analytics. This revenue is primarily recognized from services rendered under non-cancellable subscription order agreements or, in limited circumstances, variable not-to-exceed purchase orders. Professional and engineering services revenue is generated from time and materials basis, firm fixed price service solutions, and firm fixed price long-term engineering and development contracts.
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
Revenue is measured at the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited amount of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally on a prospective basis. The Company has contracts with significant variable consideration as of September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024(1)
	(in thousands)
Revenue	$758	$(785)	$(471)	$218
Basic and diluted net loss per share	$0.02	$(0.04)	$(0.01)	$0.01
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025. The Sponsor Shares are adjusted to fair value at each reporting period and the change in fair value is recognized in gain (loss) on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option granted was estimated as of the date of grant. The Company granted stock options during the nine months ended September 30, 2025 and used the following inputs when applying the Black-Scholes option pricing model:
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

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company plans to adopt ASU 2023-09 effective January 1, 2025 and the required disclosures will be included in the Company's Form 10-K that will be filed for the annual period ending December 31, 2025. The Company believes that the adoption will not have an impact on the financial position or results of operations. The Company is continuing to evaluate the impacts of this update and plans to use the prospective approach for annual disclosures in 2025.
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
In September 2025, the FASB issued ASU No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs, primarily modernizing the guidance to reflect the software development approaches currently used. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the early stages of evaluating the adoption impact and cannot yet reasonably estimate the impact to the consolidated financial statements.

4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the unaudited condensed consolidated results of the Company. The CODM uses consolidated net loss to assess financial performance and allocate resources. Accordingly, the Company is currently deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprises the continuing operations of the Company’s single operating and reportable segment, provides geospatial intelligence, imagery and related data analytic products and services, of which the Company incurs costs and also recognizes revenue on professional and engineering services including but not limited to, the development, integration, and operation of satellites and software platforms, as well as ground systems, that support the Company's primary imagery service subscriptions. The following table presents selected financial information with respect to the Company’s single reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Imagery & software analytical services	$15,782	$17,276	$50,593	$52,578
Professional & engineering services	3,836	5,273	20,768	19,145
Total revenue	19,618	22,549	71,361	71,723
Costs and Expenses
Imagery & software analytical direct labor costs	748	577	1,976	1,957
Imagery & software analytical direct materials costs	3,581	3,105	9,631	8,602
Professional & engineering direct labor costs	2,262	1,914	6,655	6,919
Professional & engineering direct materials costs	224	1,054	7,400	3,087
Salaries and benefit costs	10,688	10,396	34,203	31,469
Stock-based compensation expense(1)	3,482	2,377	9,527	7,747
Other segment items(2)	7,595	5,231	22,406	16,560
Depreciation and amortization	7,864	11,125	22,308	33,586
Loss (gain) on derivatives	(8,386)	(3,574)	14,148	(8,593)
Loss on debt extinguishment	4,140	—	4,140	—
Interest income	(1,324)	(257)	(2,574)	(987)
Interest expense	4,037	3,142	10,889	8,805
Other	8	22	(60)	19
Income tax expense	39	28	104	350
Net loss	$(15,340)	$(12,591)	$(69,392)	$(37,798)
(1) Relates to stock-based compensation within selling, general, and administrative costs.
(2) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of September 30, 2025 and December 31, 2024, the Company's segment assets, which are equal to the Company's consolidated assets on the unaudited condensed consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

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

The following table disaggregates revenue by type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Imagery	$13,571	$15,565	$44,495	$46,783
Data, software, and analytics	2,211	1,711	6,098	5,795
Professional services	2,976	4,536	9,016	14,195
Engineering services(1)	860	737	11,752	4,950
Total revenue	$19,618	$22,549	$71,361	$71,723
(1) Engineering services includes $0.4 million of product revenue for the three months ended September 30, 2025 and 2024 and $11.1 million and $3.9 million of product revenue for the nine months ended September 30, 2025 and 2024, respectively.
The approximate revenue based on geographic location of end customers was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
North America	$10,339	$13,392	$36,196	$43,613
Middle East(1)	3,190	3,385	7,644	10,029
Asia Pacific(2)	5,541	5,549	26,376	17,323
Other	548	223	1,145	758
Total revenue	$19,618	$22,549	$71,361	$71,723
(1) For the three months ended September 30, 2025, Middle East revenue included $2.4 million of revenue from Country A. For the three and nine months ended September 30, 2024, Middle East revenue included $2.8 million and $9.4 million, respectively, of revenue from Country A. The amount of revenue from Country A for the nine months ended September 30, 2025 was not individually significant to the Company. The remaining Middle East countries were not individually significant to the Company.
(2) For the three and nine months ended September 30, 2025, Asia Pacific revenue included $4.5 million and $13.5 million, respectively, of revenue from Country B. For the three and nine months ended September 30, 2024, Asia Pacific revenue included $4.4 million and $11.9 million, respectively, of revenue from Country B. For the nine months ended September 30, 2025, Asia Pacific revenue included $9.5 million of revenue from Country C; the amount of revenue from Country C for the three months ended September 30, 2025 and three and nine months ended September 30, 2024 was not individually significant to the Company. The remaining Asia Pacific countries were not individually significant to the Company.
Revenue from categories of end customers for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
U.S. federal government and agencies	$9,998	$12,903	$35,181	$41,608
International governments	8,976	9,048	34,030	28,095
Commercial and other	644	598	2,150	2,020
Total revenue	$19,618	$22,549	$71,361	$71,723

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of September 30, 2025, the Company had $322.7 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, of which a portion is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $17.3 million, $56.9 million, and $248.5 million in the three months ended December 31, 2025, fiscal year 2026, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Contract assets - current:
Unbilled revenue	$36,040	$27,852
Total contract assets - current	$36,040	$27,852

Contract assets - long-term:
Unbilled revenue - long-term	$7,329	$173
Other contract assets - long-term	605	937
Total contract assets - long-term(1)	$7,934	$1,110

Contract liabilities - current:
Deferred revenue - current	$21,662	$2,160
Other contract liabilities - current	—	23
Total contract liabilities - current	$21,662	$2,183

Contract liabilities - long-term:
Deferred revenue - long-term	$14,063	$—
Other contract liabilities - long-term(2)	369	678
Total contract liabilities - long-term	$14,432	$678
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

Changes in short-term and long-term contract assets and contract liabilities for the nine months ended September 30, 2025 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2025	$28,962	$2,861
Billings or revenue recognized that was included in the beginning balance	(4,846)	(1,646)
Changes in contract assets or contract liabilities, net of reclassification to receivables	20,761	35,311
Cumulative catch-up adjustment arising from changes in estimates to complete during the year	(571)	(100)
Changes in costs to fulfill and amortization of commission costs	(332)	—
Changes in contract commission costs	—	(332)
Balance as of September 30, 2025	$43,974	$36,094

7. Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Insurance recoveries	$7,573	$—
Prepaid expenses	5,415	3,981
Other current assets	453	375
Total prepaid expenses and other current assets	$13,441	$4,356
The Company recognized a current asset for expected insurance recoveries as of September 30, 2025 related to a contingent liability for an ongoing claim for which the loss is expected to be within insurance limits.

8. Business Acquisition
In November 2024, the Company acquired the remaining 50% of the common units of BlackSky Satellite Systems, fka LeoStella, and it is now a wholly-owned subsidiary of the Company. Purchase consideration of $0.8 million consisted of the value of the Company's 50% ownership in BlackSky Satellite Systems at the time of the business combination. The following table presents the final purchase price allocation as of September 30, 2025, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Assets
Current assets, including cash acquired of $541	$1,607
Property and equipment	4,963
Intangible assets:
In-process research and development	3,500
Trade names and trademarks	1,200
Total intangible assets	4,700
Other assets	1,525
Total assets	$12,795

Liabilities
Current liabilities	$11,709
Other liabilities	970
Total liabilities	$12,679
Goodwill of $0.9 million from the business acquisition was primarily attributed to the value expected from the workforce acquired from the acquisition. In addition, $0.4 million of the goodwill recognized is deductible for income tax purposes.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of the Company and BlackSky Satellite Systems as if the acquisition had occurred on January 1, 2024. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the results of operations would have been had the acquisition been completed on January 1, 2024. In addition, these pro forma results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.
The unaudited pro forma financial information includes adjustments for the pro forma impact of the Company's preliminary purchase price allocation, including the amortization of newly acquired intangible assets; the impact of transaction costs; and the alignment of accounting policies.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

	(in thousands)
Pro forma revenue	26,368	76,662
Pro forma net loss	(14,705)	(47,904)

9. Property and Equipment - net
The following summarizes property and equipment - net as of:

	September 30,	December 31,
	2025	2024
	(in thousands)
Satellites	$133,498	$107,004
Software	44,101	32,587
Office furniture and fixtures	9,028	9,171
Production and engineering equipment	3,033	2,986
Software development in process	2,783	3,656
Site equipment	2,533	2,502
Computer equipment	1,791	1,578
Other equipment	1,096	812
	197,863	160,296
Less: accumulated depreciation	(125,297)	(114,683)
Property and equipment not yet placed in service	299	—
Property and equipment — net	$72,865	$45,613

10. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	September 30,	December 31,
	2025	2024
	(in thousands)
Current portion of long-term debt	$5,813	$2,000
Non-current portion of long-term debt	196,250	107,034
Total long-term debt	202,063	109,034
Unamortized debt issuance costs	(7,002)	(1,371)
Outstanding balance	$195,061	$107,663

	Effective Interest Rate	September 30,	December 31,
Name of Loan		2025	2024
		(in thousands)
Convertible Notes	8.73%	$185,000	$—
Satellite launch vendor financing	7.77% - 11.62%	17,063	6,000
Loans from related parties	12.23% - 12.57%	—	93,034
Commercial bank line	10.98%	—	10,000
Total		$202,063	$109,034

Convertible Notes
In July 2025, the Company issued $185.0 million principal amount of Convertible Notes in a private offering. The Convertible Notes mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Notes bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The following table summarizes the interest expense for the Convertible Notes for the three and nine months ended September 30, 2025.

Three and Nine Months Ended September 30,
2025
(in thousands)
Coupon interest	$2,926
Amortization of debt issuance costs	170
Total interest expense	$3,096

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
Satellite Launch Vendor Financing
In November 2023, the Company entered into a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. The Company may prepay at any time until the maturity date without premium or penalty. The outstanding debt related to the vendor financing agreement is guaranteed by the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. During the nine months ended September 30, 2025, the Company incurred $12.8 million of additional debt related to the satellite launch vendor financing agreement.

Loans from Related Parties
In May 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat and Seahawk, dated October 31, 2019 and previously amended on September 9, 2021. In July 2025, the Company repaid these loans in their entirety plus accrued interest in the amount of $100.2 million.

Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank that provided for a $20.0 million revolving credit facility. In July 2025, the Company repaid the amount owed under the revolving credit facility in its entirety plus accrued interest in the amount of $10.0 million and closed the commercial bank line.

Debt Maturities
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2025	$1,125
2026	6,250
2027	6,250
2028	3,438
2029	—
Thereafter	185,000
Total outstanding	$202,063

Fair Value of Debt
The following table presents the fair value hierarchy of the Company’s outstanding long-term debt as of September 30, 2025:

September 30, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Notes	$207,283	$—	$—
Satellite launch vendor financing	—	—	17,052
	$207,283	$—	$17,052
The fair value of the satellite launch vendor financing was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating. The estimated fair value of the Company’s outstanding long-term debt as of December 31, 2024 was $120.3 million, which represents a Level 3 measurement based off of the fair value hierarchy.

11. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 16). The Company's derivative liabilities were made up of only equity warrants and the Sponsor Shares as of September 30, 2025 and 2024.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at September 30, 2025:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Loss in Value for the Nine Months Ended September 30, 2025	Fair Value as of September 30, 2025
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$940	$2,668
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	193	677
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	5	234
Private Placement Warrants - Issued March 2023	1,440	17.61	N/A	9/8/2028	Liability	9,947	19,650

In July 2025, 611 thousand of the March 2023 Private Placement Warrants were exercised, which resulted in proceeds of $10.8 million to the Company in exchange for shares of Class A common stock. The Company recognized a net loss in value of $1.2 million related to the exercised warrants during the nine months ended September 30, 2025, which was recorded to gain (loss) on derivatives in the unaudited condensed consolidated statements of operations and comprehensive loss.
In addition, the Company has 221 thousand Class A common stock warrants outstanding which have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

12. Other Current Liabilities
The components of other current liabilities were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Contingent liabilities	$7,558	$158
Accrued interest	3,709	378
Operating lease right-of-use liabilities	803	775
Other current liabilities	217	182
Total other current liabilities	$12,287	$1,493
The Company accrued a contingent liability and an offsetting current receivable as of September 30, 2025 related to an ongoing claim for which the loss is within insurance limits.

13. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(15,340)	$(12,591)	$(69,392)	$(37,798)

Basic and diluted net loss per share	$(0.44)	$(0.66)	$(2.11)	$(2.05)

Shares used in the computation of basic and diluted net loss per share	35,194	19,120	32,843	18,394

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2025 and 2024.

	Three and Nine Months Ended September 30,
	2025	2024
	(in thousands)
Convertible Notes	6,539	—
Class A common stock warrants	221	221
Stock options	1,853	880
Restricted stock units	2,808	2,558
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Private Placement Warrants (exercisable for Class A common stock) treated as liability	2,480	3,091
Sponsor Shares	296	296

14. Stock-Based Compensation
The stock-based compensation expense attributable to continuing operations is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$40	$34	$112	$138
Professional & engineering service costs, excluding depreciation and amortization	132	108	366	359
Selling, general and administrative	3,482	2,377	9,527	7,747
Total stock-based compensation expense	$3,654	$2,519	$10,005	$8,244
The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.2 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the unaudited condensed consolidated balance sheets.

15. Related Party Transactions
A summary of the Company’s related party transactions during the nine months ended September 30, 2025 and 2024 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Nine Months Ended September 30,		September 30,	December 31,
	Nature of Relationship		2025	2024	2025	2024
Name		Description of the Transactions	(in thousands)
LeoStella	Former Joint Venture with Thales Alenia Space	The Company owned 50% of LeoStella, its joint venture with Thales. The Company contracted with LeoStella for the design, development and manufacture of satellites to operate its business. In November 2024, the Company acquired the remaining 50% of common units of BlackSky Satellite Systems, fka LeoStella, and it is now a wholly-owned subsidiary of BlackSky.	N/A	$23,422	N/A	N/A
Ursa Space Systems	Strategic Partner	The chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$375	417	42	42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk	Design, development and manufacture of telescopes.	4,808	3,666	—	—
Seahawk	Subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Seahawk.	28,101	277	—	25,072
Intelsat	Former debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Intelsat.	$76,391	1,050	N/A	67,962
The Company recorded revenue from related parties of $0.5 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $11.2 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had $22.4 million and $11.2 million, respectively, of contract assets from related parties, which the Company anticipates receiving as payments over the next 12 months. As of September 30, 2025 and December 31, 2024, the amounts invoiced by the Company and due from related parties were not significant.
Prior to repaying the term loan facility in July 2025, interest was accrued and due semi-annually. The Company made interest payments of $2.7 million during the three months ended September 30, 2025 and interest payments of $3.8 million and $1.0 million during the nine months ended September 30, 2025 and 2024, respectively. The Company did not make any interest payments during the three months ended September 30, 2024. In July 2025, the Company repaid the term loan facility from related parties in its entirety plus accrued interest in the amount of $100.2 million.

16. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

September 30, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$2,668	$—	$—
Private Placement Warrants - Issued October 2019	—	—	911
Private Placement Warrants - Issued March 2023	—	—	19,650
Sponsor Shares	—	—	3,555
	$2,668	$—	$24,116

December 31, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,728	$—	$—
Private Placement Warrants - Issued October 2019	—	—	713
Private Placement Warrants - Issued March 2023	—	—	13,820
Sponsor Shares	—	—	1,703
	$1,728	$—	$16,236
The carrying values of the following financial instruments approximated their fair values as of September 30, 2025 and December 31, 2024 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, and other current liabilities. See Note 8—“Business Acquisition” for additional information on the fair value of assets acquired via business acquisition.
There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2025 or 2024.
The following is a summary of changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2025 and 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
Warrant exercises	—	—	(10,961)
Loss from changes in fair value	1,852	198	16,791
Balance as of September 30, 2025	$3,555	$911	$19,650

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Gain from changes in fair value	(687)	(375)	(7,218)
Balance as of September 30, 2024	$617	$208	$5,249

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
The parties attended private mediation on September 9, 2025. The parties thereafter reached a settlement in principle, for which the parties are currently negotiating a stipulation of settlement. See Note 12—“Other Current Liabilities” of the notes to the unaudited condensed consolidated financial statements for further information on this settlement. Any settlement will be subject to Court approval. The costs of this case, including the pending settlement, if approved by the Court, will be substantially funded from insurance proceeds and are not expected to have a material impact on the Company's operations or financial condition. See Note 7—“Prepaid Expenses and Other Current Assets” of the notes to the unaudited condensed consolidated financial statements for further information on the insurance proceeds.

Other Commitments
The Company has entered into service agreements for ground station services to be performed by third-parties of approximately $5.5 million during the nine months ended September 30, 2025. As of September 30,

2025, the Company has entered into various operational agreements for the next several years with remaining minimum commitments of approximately $31.0 million.

18. Concentrations, Risks, and Uncertainties
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. Accounts receivable related to U.S. federal government and agencies was $2.5 million and $11.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
U.S. federal government and agencies	51%	57%	49%	58%
Customer B	*	*	16%	*
Customer C	23%	19%	19%	16%
Customer D	12%	12%	*	13%

Accounts Receivable
	As of September 30, 2025	As of December 31, 2024

(in thousands)
U.S. federal government and agencies	61%	76%
Customer B	*	*
Customer C	*	*
Customer D	*	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
The Company generally extends credit on account, without collateral. Outstanding accounts receivable balances are evaluated by management, and accounts are reserved when it is determined collection is not probable. As of September 30, 2025 and December 31, 2024, the Company evaluated the realizability of the aged accounts receivable, giving consideration to each customer’s financial history and liquidity position, credit rating and the facts and circumstances of collectability on each outstanding account, and did not have a significant reserve for uncollectible accounts.

19. Subsequent Events
The Company evaluated subsequent events through November 6, 2025 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.

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
Our proprietary constellation can produce high and very-high resolution electro-optical imagery and short-wave infrared imagery for expanded imaging capabilities in low-light or nighttime. The constellation also has advanced data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. We believe these advanced features improve our analytics and increase the value we can deliver to our customers.
Our BlackSky Spectra software platform can, among other things, process millions of observations a day from our proprietary satellite constellation and from multiple external data sources including imaging, radar and radio frequency satellites, environmental sensors, asset tracking sensors, Internet-of-Things connected devices, internet-

enabled narrative sources, and a variety of geotemporal data feeds. BlackSky Spectra employs advanced, proprietary AI and machine learning (“ML”) techniques to process, analyze, and transform these data feeds into alerts, information, and insights that our customers receive, all fully automated. Customers can access BlackSky Spectra's data and analytics through easy-to-use web services or through platform APIs. The combination of our high-revisit, small satellite constellation, our BlackSky Spectra platform, and low constellation cost is transforming the market for real-time, space-based imagery and analytics.
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
We generate revenue by selling subscription-based On-Demand and Assured product and service offerings that support national security, supply chain intelligence, crisis management, critical infrastructure monitoring, economic intelligence, and others. These offerings include a variety of pricing options accessible via our subscription plan through our BlackSky Spectra software platform, plus professional and engineering services provided to customers on a project-by-project basis. We offer a range of pricing tiers that enable the customer to manage collection priorities. During critical events, the customer can pay a premium to prioritize their monitoring and collection requirements, while selecting lower priority collections at other times for more economical utilization. Variable and fixed price plans allow our customers to choose what matters most to them—platform licensing-levels, priority for imagery tasking, and whether to apply analytics or monitoring capabilities overtop the imaging service.
In November 2024, we acquired the remaining 50% of common units of BlackSky Satellite Systems LLC, fka LeoStella LLC, ("BlackSky Satellite Systems" or “LeoStella”) and it is now a wholly-owned subsidiary of BlackSky. The acquisition allows us to improve control over the Gen-3 satellite supply chain and production operations. This vertical integration enables us to control our satellites through the entire design, manufacturing, and operation process and optimize performance per unit cost. BlackSky Satellite System's financial results have been included in our operating results for the periods following the acquisition date.
In July 2025, we issued $185.0 million principal amount of Convertible Notes due August 1, 2033 (the “Convertible Notes”) in a private offering. In addition, we repaid all principal and accrued interest from the loans from related parties and the commercial bank line. See "—Liquidity" and Note 10 - "Debt and Other Financing" for further detail.

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
•Research and development expense consists of employees’ salaries, taxes, and benefits costs incurred while researching next generation space and ground architectures in support of our long-term strategy. With our acquisition of BlackSky Satellite Systems in November 2024, research and development expense also includes our investments in satellite design and functionality. Additionally, we employ and classify third-party vendors who help fulfill our strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation expense is related to property and equipment, which mainly consist of operational satellites. Amortization expense is related to intangible assets, which mainly consist of customer relationships.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The following table provides the components of results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Revenue
Imagery & software analytical services	$15,782	$17,276	$(1,494)	(8.6)%	$50,593	$52,578	$(1,985)	(3.8)%
Professional & engineering services	3,836	5,273	(1,437)	(27.3)%	20,768	19,145	1,623	8.5%
Total revenue	19,618	22,549	(2,931)	(13.0)%	71,361	71,723	(362)	(0.5)%
Costs and expenses
Imagery & software analytical service costs, excluding depreciation and amortization	4,329	3,682	647	17.6%	11,607	10,559	1,048	9.9%
Professional & engineering service costs, excluding depreciation and amortization	2,486	2,968	(482)	(16.2)%	14,055	10,006	4,049	40.5%
Selling, general and administrative	21,735	17,961	3,774	21.0%	65,844	54,991	10,853	19.7%
Research and development	30	43	(13)	(30.2)%	292	785	(493)	(62.8)%
Depreciation and amortization	7,864	11,125	(3,261)	(29.3)%	22,308	33,586	(11,278)	(33.6)%
Operating loss	(16,826)	(13,230)	(3,596)	(27.2)%	(42,745)	(38,204)	(4,541)	(11.9)%
Gain (loss) on derivatives	8,386	3,574	4,812	134.6%	(14,148)	8,593	(22,741)	(264.6)%
Loss on debt extinguishment	(4,140)	—	(4,140)	(100.0)%	(4,140)	—	(4,140)	(100.0)%
Interest income	1,324	257	1,067	415.2%	2,574	987	1,587	160.8%
Interest expense	(4,037)	(3,142)	(895)	(28.5)%	(10,889)	(8,805)	(2,084)	(23.7)%
Other (expense) income, net	(8)	(22)	14	63.6%	60	(19)	79	415.8%
Loss before income taxes	(15,301)	(12,563)	(2,738)	(21.8)%	(69,288)	(37,448)	(31,840)	(85.0)%
Income tax expense	(39)	(28)	(11)	(39.3)%	(104)	(350)	246	70.3%
Net loss	$(15,340)	$(12,591)	$(2,749)	(21.8)%	$(69,392)	$(37,798)	$(31,594)	(83.6)%

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Imagery & software analytical revenue	$15,782	$17,276	$(1,494)	(8.6)%	$50,593	$52,578	$(1,985)	(3.8)%
% of total revenue	80.4%	76.6%			70.9%	73.3%

Professional & engineering services revenue	3,836	5,273	(1,437)	(27.3)%	20,768	19,145	1,623	8.5%
% of total revenue	19.6%	23.4%			29.1%	26.7%

Total revenue	$19,618	$22,549	$(2,931)	(13.0)%	$71,361	$71,723	$(362)	(0.5)%

Imagery and Software Analytical Services Revenue
Imagery and software analytical services revenue decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily from a reduction of imagery services from an existing customer's renewal partially offset by new short-term imagery and analytics subscription orders and renewals from other existing customers.

Professional and Engineering Services Revenue
Professional and engineering services revenue decreased for the three months ended September 30, 2025, as compared to the same period in 2024, primarily from the substantial completion of a long-term professional services contract. Professional and engineering services revenue contains estimates that can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Professional and engineering services revenue increased for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to a new contract for the delivery of one Earth observation satellite.

Costs and Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Imagery & software analytical service costs, excluding depreciation and amortization	$4,329	$3,682	$647	17.6%	$11,607	$10,559	$1,048	9.9%
Professional & engineering service costs, excluding depreciation and amortization	2,486	2,968	(482)	(16.2)%	14,055	10,006	4,049	40.5%
Total costs	$6,815	$6,650	$165	2.5%	$25,662	$20,565	$5,097	24.8%

Imagery and Software Analytical Service Costs
Imagery & software analytical service costs, excluding depreciation and amortization, increased for the three and nine months ended September 30, 2025, due to an increase in third-party imagery fulfillment costs.
Professional and Engineering Service Costs
Professional & engineering service costs, excluding depreciation and amortization, decreased for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to the substantial completion of a long-term professional services contract during the third quarter of 2025.
Professional & engineering service costs, excluding depreciation and amortization, increased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to a one-time impact of incurred work in process costs under a satellite procurement contract that began in the first quarter of 2025. This increase was partially offset by fewer direct material costs incurred on a professional services contract, related to the program's maturity year-over-year.

Selling, General, and Administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$10,688	$10,396	$292	2.8%	$34,203	$31,469	$2,734	8.7%
Stock-based compensation expense	3,482	2,377	1,105	46.5%	9,527	7,747	1,780	23.0%
Information technology and other administrative expenses	3,485	2,235	1,250	55.9%	8,975	6,421	2,554	39.8%
Selling and marketing	1,047	947	100	10.6%	3,349	2,846	503	17.7%
Professional fees	1,478	875	603	68.9%	5,038	2,922	2,116	72.4%
Insurance	481	463	18	3.9%	1,542	1,401	141	10.1%
Rent expense	499	445	54	12.1%	1,621	1,409	212	15.0%
Development costs	575	223	352	157.8%	1,589	776	813	104.8%
Selling, general and administrative	$21,735	$17,961	$3,774	21.0%	$65,844	$54,991	$10,853	19.7%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2025 as compared to the same periods in 2024. Salaries and benefit costs increased primarily due to workforce acquired in our acquisition in the fourth quarter of 2024. Information technology and other administrative expenses increased primarily due to costs associated with production operations from our acquisition in late 2024 as well as initiatives to optimize corporate business and operational systems during 2025. Professional fees increased as a result of transaction costs incurred during 2025 that were associated with finalizing the acquisition that closed in late 2024. Stock-based compensation increased as a result of the issuance of stock awards since September 30, 2024. We expect for selling, general, and administrative expenses to continue to trend higher through the remainder of 2025 as compared to what was incurred in 2024 due to the integration of BlackSky Satellite Systems into our operations.
The following is our forecast for total RSU expense as of September 30, 2025, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in imagery and software analytical service costs and professional and engineering service costs:

(in thousands)
For the years ending December 31,
2025	$3,619
2026	12,559
2027	8,512
2028	4,468
2029	421
$29,579

Research and Development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Research and development	$30	$43	$(13)	(30.2)%	$292	$785	$(493)	(62.8)%

Research and development expense decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024 due to the completion of development projects in 2024. We expect for research and development costs to increase as we explore new projects in future periods.

Depreciation and Amortization

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Depreciation of satellites	$3,940	$8,221	$(4,281)	(52.1)%	$11,141	$25,693	$(14,552)	(56.6)%
Depreciation of all other property and equipment	3,724	2,764	960	34.7%	10,580	7,472	3,108	41.6%
Amortization	200	140	60	42.9%	587	421	166	39.4%
Depreciation and amortization	$7,864	$11,125	$(3,261)	(29.3)%	$22,308	$33,586	$(11,278)	(33.6)%
Depreciation expense from satellites decreased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 as a number of Gen-2 satellites became fully depreciated. These decreases were partially offset by increases related to depreciation expense for our Gen-3 satellites launched in the first half of 2025. We expect to incur additional depreciation expense when each Gen-3 satellite is launched and placed into service.
Depreciation expense from all other property and equipment increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily driven by the depreciation of increasing asset balances for internal-use software as we continue to invest in our BlackSky Spectra software platform, features for our Gen-3 constellation, and internal infrastructure.
Amortization expense increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 as a result of intangible assets acquired by the Company in the fourth quarter of 2024.

Non-Operating Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(dollars in thousands)
Gain (loss) on derivatives	$8,386	$3,574	$4,812	134.6%	$(14,148)	$8,593	$(22,741)	(264.6)%
Loss on debt extinguishment	(4,140)	—	(4,140)	(100.0)%	(4,140)	—	(4,140)	(100.0)%
Interest income	1,324	257	1,067	415.2%	2,574	987	1,587	160.8%
Interest expense	(4,037)	(3,142)	(895)	(28.5)%	(10,889)	(8,805)	(2,084)	(23.7)%
Other (expense) income, net	(8)	(22)	14	63.6%	60	(19)	79	415.8%

Gain (loss) on derivatives
Fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in our unaudited condensed consolidated balance sheets and measure at fair value are significantly driven by our common stock price. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants.
Outstanding derivative liabilities are re-measured to fair value at each reporting date. The gains or losses recognized in the applicable period are non-cash fair value adjustments. In July 2025, 611 thousand of our March 2023 Private Placement Warrants were exercised and the exercised warrants were re-measured to fair value on their exercise dates. These re-measurements of derivative liabilities generated gains during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024 versus a loss during the nine months ended September 30, 2025.
Loss on debt extinguishment
The loss on debt extinguishment incurred during the three and nine months ended September 30, 2025 was due to the early repayment of the related party debt and commercial bank line in July 2025.
Interest income
Interest income increased during the three and nine months ended September 30, 2025 as a result of higher short-term investment balances during the period as compared to the same periods in 2024.
Interest expense
Interest expense increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, as a result of more debt outstanding despite a decrease in the interest rates during the three and nine months ended September 30, 2025, as compared to the same periods in 2024. Our outstanding debt increased due to the Convertible Notes issued in July 2025 and the financing of launch invoices during the past twelve months.

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

Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; unrealized (gain) loss on certain warrants/shares classified as derivative liabilities; loss on debt extinguishment, non-recurring transaction costs; litigation, settlements, and related costs; severance; and impairment and asset disposals. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024. As noted above, in November 2024, we acquired the remaining 50% of the common units of BlackSky Satellite Systems, fka LeoStella, and it is now a wholly-owned subsidiary of BlackSky. Prior to the acquisition, our unaudited condensed consolidated financial statements included our proportionate share of BlackSky Satellite System's, fka LeoStella's, earnings or losses, which was included as an adjusting item for equity method investments in the table below; we did not record any percentage of BlackSky Satellite System's, fka LeoStella's, estimated net loss during the three and nine months ended September 30, 2024 since our investment in LeoStella was $0 as of December 31, 2023. Subsequent to the acquisition in the fourth quarter of 2024, BlackSky

Satellite System's financial results are fully consolidated in our unaudited condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(15,340)	$(12,591)	$(69,392)	$(37,798)
Interest income	(1,324)	(257)	(2,574)	(987)
Interest expense	4,037	3,142	10,889	8,805
Income tax expense	39	28	104	350
Depreciation and amortization	7,864	11,125	22,308	33,586
Stock-based compensation expense	3,654	2,519	10,005	8,244
(Gain) loss on derivatives	(8,386)	(3,574)	14,148	(8,593)
Loss on debt extinguishment	4,140	—	4,140	—
Non-recurring transaction costs	224	228	1,255	228
Severance	77	78	409	219
Litigation, settlements, and related costs	485	(28)	700	137
Impairment and asset disposals	46	71	90	71
Adjusted EBITDA	$(4,484)	$741	$(7,918)	$4,262

Liquidity and Capital Resources
As of September 30, 2025, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $28.8 million and $13.1 million as of September 30, 2025 and December 31, 2024, respectively, and our short-term investments totaled $117.7 million and $39.4 million as of September 30, 2025 and December 31, 2024, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of September 30, 2025, we had an accumulated deficit of $725.6 million.
Our short-term liquidity as of September 30, 2025 was comprised of the following:

(in thousands)
Cash and cash equivalents	$28,815
Restricted cash	1,103
Short-term investments(1)	117,674
$147,592
(1) Short-term investments were included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of September 30, 2025 was $147.6 million. We expect cash and cash equivalents and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite production needs, launch costs and insurance costs, as well as our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions.
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
We also have a vendor financing agreement for multiple satellite launches providing for $27.0 million, of which a portion will be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 12.6% per annum, beginning on each launch date. As of September 30, 2025, we have financed $18.8 million out of our $27.0 million vendor financing agreement, and we estimate we will repay approximately $5.8 million of short-term debt related to the agreement in the next 12 months. We may prepay at any time until the maturity date without premium or penalty.
During the nine months ended September 30, 2025, we issued and sold shares as a part of the Company's at-the-market (“ATM”) offering. We have the ability to offer and sell from time to time up to $75.0 million of newly issued shares in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering program, of which we sold $42.5 million during the nine months ended September 30, 2025.
We have current contract assets of $36.0 million and we anticipate receiving this amount in payments over the next 12 months as interim milestones on a few major customer contracts are met and expected to be billed, further enhancing our liquidity.
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

Short-Term Liquidity Requirements
As of September 30, 2025, our current assets were $201.0 million, consisting primarily of short-term investments, contract assets, and cash and cash equivalents.
As of September 30, 2025, our current liabilities were $51.7 million, consisting primarily of contract liabilities, other current liabilities, and accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, satellite development capital expenditures, launch capital expenditures, and ongoing investments to optimize our BlackSky Spectra software platform and corporate business and operational systems that will enable us to continue to scale the business efficiently and securely. These ongoing investments in our operational systems include a multi-year enterprise minimum commitment that is aligned with efforts to improve our operational infrastructure.
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

Cash Flow Analysis
The following table provides a summary of cash flow data for the nine months ended September 30, 2025 and 2024. Our short-term liquidity at September 30, 2025 was $147.6 million. Short-term investments of $117.7 million are not classified as cash, cash equivalents, or restricted cash.

	Nine Months Ended September 30,		$
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(18,992)	$(4,567)	$(14,425)
Net cash used in investing activities	(110,410)	(27,462)	(82,948)
Net cash provided by financing activities	144,942	55,901	89,041
Net increase in cash, cash equivalents, and restricted cash	15,540	23,872	(8,332)
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434	(19,056)
Cash, cash equivalents, and restricted cash – end of period	$29,918	$57,306	$(27,388)

Operating activities
For the nine months ended September 30, 2025, net cash used in operating activities was $19.0 million, which is an increase compared to the same period in 2024. The increase reflected in the nine months ended September 30, 2025 includes the operating loss, adjusted for depreciation, amortization, stock-based compensation expense, gain (loss) on derivatives, and other non-cash items inclusive of our BlackSky Satellite Systems operations. As noted above, in November 2024, we acquired the remaining 50% of the common units of BlackSky Satellite Systems, fka LeoStella, and it is now a wholly-owned subsidiary of BlackSky. Prior to the acquisition, the unaudited condensed consolidated statements of cash flows included the income on equity method investment as a non-cash adjustment to reconcile net loss to net cash used in operating activities. Subsequent to the acquisition, BlackSky Satellite System's financial results are fully consolidated in our unaudited condensed consolidated financial statements.
In addition, included in net cash used in operating activities for the nine months ended September 30, 2025 is $29.1 million of paid in kind interest associated with our related party notes that we repaid utilizing the proceeds from our Convertible Notes issued in July 2025. See "Financing activities" below for further detail on the remainder of the cash inflows and outflows related to our debt transactions during the nine months ended September 30, 2025. We also incurred increased cash interest expense during nine months ended September 30, 2025 as compared to the same period in 2024 as a result of more debt outstanding during the period. The increases in net cash used in operating activities were partially offset by a cash receipt for capacity for future purchase orders that is recorded as a contract liability as of September 30, 2025 in our unaudited condensed consolidated balance sheets.

Investing activities
The change in net cash used in investing activities was primarily due to increased purchases of short-term investments in government securities of $120.5 million during the nine months ended September 30, 2025 compared to $13.5 million of purchases during the nine months ended September 30, 2024.

We continue to have significant cash outflows for satellite procurement and launch related services and incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. The total amount paid for capital expenditures decreased during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease resulted from payments to BlackSky Satellite Systems, fka LeoStella, as a third party in 2024 as compared to the internal operation costs once the company was included in consolidated results in 2025 following the acquisition in the fourth quarter of 2024. We expect for cash outflows for satellite production to increase as we continue to build out our Gen-3 constellation.

Financing activities
The most significant impacts on the change in net cash provided by financing activities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was the receipt of $185.0 million in proceeds from the issuance of our Convertible Notes in July 2025 which was partially offset by debt repayments of $110.3 million and $7.3 million of debt issuance costs. The debt repayments included $81.2 million of principal and accrued interest as well as paid in kind interest of $29.1 million, which is included in net cash used in operating activities.
Additionally, we received $40.8 million in proceeds from our equity issuances, net of equity issuance costs, in the nine months ended September 30, 2025 as compared to $47.3 million in the nine months ended September 30, 2024. Our equity issuances during the nine months ended September 30, 2025 consisted of the sale of 3.7 million shares under our ATM offering program which resulted in $42.5 million in gross proceeds, as compared to the sale of 0.5 million shares in the nine months ended September 30, 2024, which resulted in $4.8 million in gross proceeds. Our equity issuances during the nine months ended September 30, 2024 also included a public offering of 11.5 million shares of common stock resulting in $46.0 million in gross proceeds. We also received $10.8 million of proceeds from warrant exercises during the nine months ended September 30, 2025.

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
Identifying the Contract with the Customer
We evidence approval of the contract with the customer with dual signatures or approved purchase orders that detail the rights of each party and define payment terms. We have never had significant collection issues on contracts with new or recurring domestic and international government customers and we consider this historical trend when assessing the collectability risk for contracts with bespoke effective terms. We also consider the probability of the customer's funding the total contract value as a component of the collectability risk.
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
Determination of and Allocation of Transaction Price
Each customer contract sets forth the transaction price for the products and services purchased under the arrangement. We estimate any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited amount of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally on a prospective basis. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management uses the volume adjusted list price for imagery and analytics subscriptions and the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service, which is mostly professional services.
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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of September 30, 2025 and 2024. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the merger and the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and immediately prior to each warrant exercise date. The remeasurements are recorded to gain (loss) on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In November 2024, we acquired the remaining 50% of common units of BlackSky Satellite Systems, fka LeoStella, and it is now a wholly-owned subsidiary of BlackSky. In conducting our evaluation of our internal control over financial reporting, we excluded BlackSky Satellite Systems from our evaluation for periods prior to this quarter. As of September 2025, we have integrated BlackSky Satellite Systems into our system of internal control over financial reporting.

Other than the acquisition above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The parties attended private mediation on September 9, 2025. The parties thereafter reached a settlement in principle, for which the parties are currently negotiating a stipulation of settlement. Any settlement will be subject to Court approval. The costs of this case, including the pending settlement, if approved by the Court, will be substantially funded from insurance proceeds and are not expected to have a material impact on our operations or financial condition.

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

Further, changes in government policies, priorities, regulations, use of other commercial data providers to meet U.S. government imagery needs, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope and/or value, the failure to exercise contract options or issue new delivery orders, the cancellation of planned procurements and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows. In addition, continued uncertainty related to recent and future disruptions in U.S. federal government operations, such as government shutdowns, the U.S. budget and/or failure of the U.S. government to enact annual appropriations, could have an adverse impact on our revenue, earnings and cash flow and may negatively impact regulatory approvals and guidance that are important to our operations. For example, in Q3 2025, due to a reduction in funds available to certain government programs, certain of our government contracts were reduced in value and/or experienced a decline in new delivery orders. As a result of the government shutdown, delays in enacting an annual FY26 federal government appropriation, or otherwise, we may experience additional reduction in contract value and/or delivery orders in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

November 6, 2025	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Tracy Ward
Tracy Ward
Senior Vice President and Controller
(Principal Accounting Officer)