Form 10-K
period 2025-12-31
BlackSky Technology Inc.
filed 2026-03-17
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was approximately $698,196,072. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 13, 2026, there were 36,994,814 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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
•our ability to invest in our software, research, and development capabilities;
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
•our estimates of market growth, future revenue, expenses, cash flows, capital requirements, and additional financing;
•our ability to manage the timing of capital expenditures to allow for additional flexibility to optimize our long-term liquidity requirements;
•our ability to optimize our cash spend to meet short- and long-term operational needs;
•the volatility of the trading price of our Class A common stock;
•the impact of local, regional, national, and international economic conditions and events; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2014, BlackSky Technology Inc. (“BlackSky,” the “Company,” “we,” “us,” or “our”) is a space-based technology company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. By taking a software-first technology approach, we are delivering real-time space-based intelligence at disruptive speed, scale and economics. BlackSky is trusted by many government and commercial organizations around the world, including U.S defense and intelligence agencies and international ministries of defense. We are continuing to define a new category of space-based intelligence products and services centered upon real-time imagery and automated analytics, delivered through an easy-to-use interface that operates seamlessly with our high-revisit and low latency satellite constellation. Our first-of-its-kind, purpose-built, secure artificial intelligence (“AI”)-enabled space-to-ground architecture helps customers see, understand and anticipate change for a decisive strategic advantage. BlackSky can provide dynamic hourly monitoring over many of the most strategic locations on Earth up to 15 times per day from day to night.
BlackSky designs, builds, owns and operates the industry’s most advanced, purpose-built commercial, real-time intelligence system that combines the power of BlackSky’s two key strategic assets—our high resolution, low earth orbit (“LEO”) small satellite (“smallsat” or “smallsats”) constellation and the BlackSky Spectra® software platform. Our constellation includes our second generation satellites (Gen-2) and third generation satellites (“Gen-3”). Our Gen-3 satellites include significantly enhanced capabilities, including 35-centimeter electro-optical imaging resolution and 1.2-meter short-wave infrared imaging technology for expanded imaging capabilities in low-light or at night. The Gen-3 satellites also feature improved data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. BlackSky’s satellites fly in unconventional, inclined orbits, and with built-in automated systems. As a result, our constellation can deliver time-diverse, dawn-to-dusk, rapid revisit imagery, and analytics autonomously (without requiring a human in the loop). Our constellation serves as the primary on-orbit data source and communications architecture that delivers space-based information to our BlackSky Spectra software platform. BlackSky Spectra is a first-of-its-kind commercial tasking, analytics, and multi-intelligence data-fusion software platform that helps customers monitor activities from space. The BlackSky Spectra provides end users with the ability to augment proprietary data collected from our constellations with input from third-party sensors.
Customers experience the value of BlackSky’s capabilities through three primary products and services—space-based intelligence and AI services, BlackSky Mission Solutions, and advanced technology programs. Space-based intelligence and AI services primarily includes our subscription-based On-Demand and Assured product offerings featuring our high-resolution imagery, advanced AI-generated analytics, and third party data. Our Mission Solutions offering allows customers the ability to acquire, own, and operate their own Gen-3 satellite(s) and space-to-ground system. These solutions leverage our industry-leading, end-to-end satellite to ground infrastructure hardware and software technology stack to give nations the flexibility of owning space assets in a cost-effective and time-efficient manner, while also having scalable access to additional capacity through BlackSky’s proprietary constellation. Finally, BlackSky offers advanced technology program services that allow customers (i) to conduct advanced research and development using aspects of BlackSky’s space-to-ground system to further enhance the capabilities that we can offer certain customers or (ii) to further integrate BlackSky’s space-based intelligence and AI services products into customer secure operational workflows. Our product and service offerings are designed to provide synergy to our customers. For example, when our Mission Solutions are acquired in conjunction with our subscription data services, customers enjoy the benefits of speed, scale and reliability without having to own and operate a large constellation. Collectively, our offerings create a unified value proposition that supports national security, supply chain resilience, economic intelligence, and other critical decision-making requirements for customers worldwide.
The Changing Geospatial Market
The need for real-time space-based intelligence is now more important than ever. Recent global events, like the ongoing conflicts in Iran, Israel, Ukraine and Sudan, the earthquakes in Afghanistan, Myanmar and Thailand and ongoing tensions in the South China Sea, have reinforced the value of real-time, space-based intelligence. The current global geopolitical climate has catalyzed unprecedented investments in space-based intelligence and Earth observation capabilities, particularly as defense spending surges across Europe, Asia, and the Middle East. This investment surge reflects a fundamental shift to real-time space-based intelligence has become essential to operational planning, early warning systems, and strategic decision-making in an era of renewed great power competition.
As such, the market is transitioning from static, low-frequency satellite imagery and geospatial mapping solutions toward dynamic monitoring, in which low-latency, on-demand, high-frequency imagery and advanced analytics together deliver real-time space-based intelligence. The number of commercial sensors on orbit has recently expanded from a handful of large, expensive commercial satellites to a much larger set of smaller, less expensive space-based sensors.
To capitalize on this multifaceted paradigm shift, BlackSky has deployed a proprietary satellite constellation that provides high-frequency, very high-resolution imagery and AI-enabled analytics, with a purpose-built, fully operational, scalable software platform capable of integrating data from our constellation with data from this proliferation of sensors, including other third-party information. Our proprietary software platform, BlackSky Spectra, applies AI and machine learning (“ML”) techniques to transform these raw data feeds into real-time actionable intelligence. Due to the strategic positioning of BlackSky’s core assets and our competitive differentiation, we deliver our products and services at disruptive speed and economics with a scalable software platform, capital efficient constellation design, and adaptable pricing models.
BlackSky delivers these advanced capabilities through innovative adoption approaches that include shared capacity and subscription-based data access models that provide flexible, secure, and reliable space-based intelligence capabilities to customers with minimal established national space infrastructure or geospatial knowledge base. BlackSky is also able to leverage its end-to-end proven technology stack to develop and deploy fully customized sovereign owned-and-operated systems for nations requiring complete operational independence.
Our Vertically Integrated Strategic Assets
BlackSky is changing the way space is used to deliver vital, actionable intelligence through our two key strategic assets: our high-revisit Earth observation smallsat constellation and our AI-enabled software platform.
Our Satellite Constellation
We design, develop and operate a constellation of proprietary high-resolution, high-revisit small satellites and sells custom built satellites. Our constellation differentiates BlackSky from competitors as it is optimized to provide reliable and dynamic hourly monitoring of the most strategic, high-value locations and assets where we believe approximately 90% of the world's gross domestic product (“GDP”) occurs. This constellation, including Gen-2 and Gen-3 satellites, also provides automated non-Earth imaging services to meet the growing demand for space domain awareness. Whereas many of our competitors are dedicated primarily to mapping the entirety of the Earth on a routine basis and, therefore, may require a larger or more expensive constellation to support their mission, BlackSky’s unique architecture delivers highly valued imagery and intelligence with a smaller, more capital efficient, and adaptable constellation. Our constellation can image most locations between the latitudes of 59 degrees North and 59 degrees South with frequent hourly revisits or on-demand, providing our customers with insights and situational awareness throughout the day and as events unfold.
Our constellation is optimized for latency and capacity and delivers high revisit imaging and analytic services without a dependency on any individual satellite. This approach enables us to strategically deploy capacity to meet customer needs and tailor our capability over time to meet market demand. Under optimal conditions and measured from dawn-to-dusk, our constellation achieves a peak revisit rate of up to 15 times per day.
BlackSky’s constellation is purpose-built to serve our monitoring mission and serves as the primary data source for our BlackSky Spectra software platform. Launched into LEO, approximately 450 to 470 kilometers above the surface of the Earth and placed in a mid-inclination orbit whereby the satellites travel from west to east, our constellation is optimally distributed to provide maximum coverage for our customers. Our ability to quickly deliver space-based data is enhanced by strategically placed ground stations worldwide. Our satellite design is further complemented by our autonomous tasking, mission planning, command and control services, and satellite health and safety monitoring capabilities embedded within our BlackSky Spectra software.

Our constellation provides unique value with the ability to collect imagery and analytics from dawn-to-dusk at a higher cadence and better economic value than traditional providers. U.S. and allied governments rely on our services for high-revisit monitoring of airfields, vehicle depots, troop movements, and other high-value locations to detect changes in pattern-of-life. BlackSky can distinguish landscape features such as roads and buildings, gauge commercial activities and patterns in ship or aircraft movements, monitor progress at construction sites, and changes in production by observing small to large sized cargo vehicle traffic. These insights are further enhanced by our proprietary AI-enabled detection and classification algorithms, which automatically recognize, categorize and annotate commercial and military aircraft, vehicles and vessels of strategic and tactical interest.
Our proprietary constellation produces high and very-high resolution electro-optical imagery, as well as short-wave infrared imagery for expanded imaging capabilities in low-light or nighttime. The constellation also includes Gen-3 satellites equipped with advanced data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. We believe the combined clarity and spectral diversity of imagery, along with these high-speed intersatellite communications features improve our analytics and increase the value we can deliver to our customers.
BlackSky’s vertically integrated satellite production processes from design through manufacturing enables us to continuously improve our satellites’ capabilities at a relatively low per unit cost. These processes also allow us to efficiently service and maintain our constellation while accelerating the construction of our customers’ customized sovereign systems.
In June 2025, we unveiled plans to expand our current high frequency monitoring constellation with multispectral, large-area collection satellites. These new satellites will be designed to support country scale digital mapping, navigation, maritime and 3D digital twin applications at unmatched speed and scale. Initially designated as AROS™, the new satellites will seamlessly augment the high-frequency site monitoring capabilities of our Gen-3 satellites. The AROS and Gen-3 satellites will be designed to work in a complementary fashion, by using one sensor to detect and hand off to other sensors that are monitoring activity and change, which is referred to as “tip-and-cue” in the industry. The tip-and-cue relationship between the AROS and Gen-3 satellites will create a more seamless multi-source experience for customers and will provide customers with dynamic, purpose-built high-cadence tactical intelligence, surveillance, and reconnaissance (“ISR”) monitoring and tracking and broad area search, change monitoring, and predictable refreshes of large area and 3D mapping datasets from a single, unified constellation.

AROS will be optimized to collect new multispectral, country and region scale datasets and is being designed to power the next wave of AI-driven geospatial and digital twin applications. The addition of AROS satellites to our constellation will address upcoming gaps in the market as our competitors’ legacy large area collection satellites age out of service over the next few years and are replaced with lower collection capacity satellites. BlackSky is engaged with partners to design and develop these capabilities in alignment with market needs.
Our AI-Enabled Software Platform
BlackSky’s ability to achieve industry-leading speed comes from our foundational commitment to AI-enabled automation across our entire end-to-end architecture. In order to meet the mission-specific, time-dominant demands of space-based intelligence, BlackSky’s approach has been to develop high-fidelity purpose-built AI models rather than outsource development to generalist AI platform providers. Our proprietary AI models inform all aspects of our BlackSky Spectra platform, including automated tip-and-cue tasking, mission planning, command and control services, and satellite health and safety monitoring.
Through BlackSky Spectra, customers can access data and analytics through an easy-to-use web interface on their desktops or mobile devices. There, customers can task BlackSky’s constellation and receive high-resolution imagery and analytics, on average, in under 90 minutes. Customers can set up automated tip-cue tasks with alerts so that upon the occurrence of certain observable conditions or changes in an area of interest, BlackSky Spectra automatically generates and distributes images and analytics to end users from BlackSky satellites, giving customers a decision-first advantage. The platform also gives customers the ability to order imagery from other providers.
As we collect data, we establish a baseline view of important conditions around the world. Incremental data enables us to detect and understand changes to or deviations from that baseline. BlackSky Spectra leverages this data to accelerate its learning using neural networks. We believe that BlackSky Spectra will benefit from a “flywheel learning effect” as we continuously expand and enrich our proprietary data repository.
Designed with security and scalability in mind, BlackSky Spectra is built on the Amazon Web Services platform and reinforced with advanced cybersecurity protection, enabling safe and secure integration with U.S. government systems. BlackSky Spectra offers a full software stack that includes a data and sensor integration layer, an extract, transform, load (“ETL”) layer, an analytics layer that hosts our AI and ML algorithms, an application layer for our customers, an API framework for developers, and our global intelligence database that captures sensor data.
BlackSky Spectra has been operating for over ten years and is continuously updated and refreshed. We have designed our software stack with a strong focus on API compatibility to enable developers to easily integrate our software with our customers’ technology platforms. Our goal is for customers to be able to access BlackSky Spectra with minimal incremental technology investment. Software development is an important focus for our future as BlackSky Spectra is the key to turning our geospatial data into actionable intelligence that improves and enhances our customers’ processes and decision-making.
Our Key Services and Products
BlackSky delivers a comprehensive suite of space-based intelligence products and services through three integrated revenue streams—space-based intelligence and AI services, mission solutions, and advanced technology programs. These offerings enable customers to access real-time, high-resolution space-based insights; develop, launch, and operate customized sovereign space-based intelligence architectures; and integrate advanced analytics and operational expertise into their missions. Collectively, our offerings create a unified value proposition that supports national security, supply chain resilience, economic intelligence, and other critical decision-making requirements for customers worldwide.
Space-Based Intelligence and AI Services
BlackSky sells space-based intelligence and AI services via our On-Demand and Assured product offerings that are comprised of predefined, yet customizable, products accessible through our BlackSky Spectra software platform.
We offer high-revisit, high-resolution, satellite imagery products including dawn-to-dusk, 35 cm resolution electro-optical and nighttime imagery. Customers also have access to multi-frame area 2x1 to capture areas larger than the single frame scene size, like large airports or large ports, burst to analyze motion with five frames collected in a single satellite pass and stereo pairs (two frames) or sets (fives frames) to build and update 3D products on short timelines. Through our BlackSky Spectra software platform, customers can directly task our constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. All imagery products are included in the On-Demand and Assured subscription plans. BlackSky also offers non-Earth imagery services for monitoring orbiting spacecraft and other objects of interest and data from third parties.
Our AI-generated analytics are also offered on a subscription basis and provide customers with automated access to our site monitoring, event monitoring, and global data services. We provide services related to object change and anomaly detection; site monitoring; and enhanced analytics through which we can detect key pattern-of-life changes in critical locations. These critical locations include infrastructure such as maritime ports, airfields, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory. Our AI-enabled analytics provide the automated detection and classification of more than 30 objects of tactical interest.
Our customer agreements are generally structured as annual or multi-year subscription contracts. We offer pricing tiers that enable the customer to manage collection priorities. These options provide customers with the flexibility to utilize our space-based Intelligence and AI services in a manner that best suits their business needs. For example, during critical events, customers may pay a premium to prioritize their monitoring and collection requirements, while at other times, customers can select lower priority collections to allow for more economical use of their overall subscription.

Mission Solutions
Developing sovereign space programs is time and capital intensive. Recognizing these constraints and the evolving market discussed above, BlackSky's Mission Solutions provide government customers with an end-to-end pathway to customized sovereign space-based intelligence capabilities, enabling nations to accelerate the development, launch, and operation of their own space programs in a cost-effective manner and with full autonomy and control. We achieve these goals by integrating BlackSky’s existing architecture, including Gen-3 satellites, secure ground infrastructure, launch support, operations software, and training,
Mission solutions empower customers to retain ownership and custody of satellites, tasking, and data while operating such satellites within their own borders and security frameworks. With proven, military-grade technology, globally distributed manufacturing, a high-availability on-orbit performance constellation, and transfer-of-knowledge programs that develop local workforce expertise, BlackSky enables partners to confidently build, operate, and evolve customized sovereign space architectures that strengthen their national security and modern deterrence, support national self-reliance in decision making, and enhance mission continuity. Mission Solutions may be coupled with our imagery and analytics to address interim or additional capacity or capability needs, or coupled with our advanced technology programs to further optimize a customer’s experience.
Advanced Technology Programs
We provide advanced technology program solutions that enhance customer adoption and operational integration of our technology, including services that allow customers to (i) conduct advanced research and development using components of BlackSky’s space-to-ground system to further enhance the capabilities that we can offer certain customers or (ii) further integrate BlackSky’s intelligence products into customer secure operational workflows. For example, the research and development component of this solution includes the development and expansion of the sensor capabilities currently offered by BlackSky, with the resulting enhancements capable of use in a customer satellite produced by BlackSky. Through these services, BlackSky can support customer-specific software feature development, systems testing, training, as well as support the integration of our space-based intelligence and AI services into a customer’s existing processes and workflows. Through our advanced technology program solutions, we help customers tailor, expand, and optimize their use of BlackSky’s platforms and, ultimately, maximize their mission capabilities.
Our Customers
Many of the most important government and commercial organizations in the world, including U.S. and international defense and intelligence customers, rely on the actionable intelligence we provide. To compete effectively in today’s data-driven military battlefields and commercial market environments, governments and organizations of all sizes and industries face a growing need for timely and affordable geospatial intelligence and analytics to help shape critical decisions. To meet these customer demands, next generation geospatial intelligence platforms must have the ability to deliver situational awareness, location intelligence, and insights into events and activities as they unfold.
Our current customer base is weighted towards U.S. defense and intelligence customers and international governments and organizations, as we have a long history of serving these agencies as a trusted mission partner. We believe there are significant opportunities to continue to expand our offerings to a broad set of domestic and international customers. Management classifies our customer base predominantly into the following categories:
•U.S. Federal Government and Agencies: The U.S. government recognizes the strength and value of BlackSky’s real-time commercial space-based intelligence solutions. BlackSky is uniquely suited to meet the critical operational needs of U.S. customers as we continue to develop advanced space concepts in hardware and novel software applications at competitive speed and unit economics. We sell to multiple U.S. government agencies that span defense, intelligence, and federal and civilian agencies, including the National Reconnaissance Office (“NRO”), the National Geospatial-Intelligence Agency (“NGA”), and the U.S. Space Force. BlackSky is a key vendor supporting the NRO's Electro-Optical Commercial Layer (“EOCL”) program, delivering operational, high-resolution satellite imagery to a half-million intelligence, defense, and federal civil agency users and the NGA’s Luno A and Luno B programs for the monitoring and analysis of global economic and environmental activity, as well as military capability. Luno A and B are follow-on programs of record to the previous NGA Economic Indicator Monitoring (EIM) program.

•International Governments and Organizations: We sell to multiple foreign governments, agencies, and organizations worldwide, accelerating national space-based intelligence capabilities through subscription-based services and customized sovereign systems. We have been winning new contracts for sovereign space-based intelligence solutions over the past several years and for example, have successfully captured major programs with customers in India, Indonesia, and others for Gen-3 related solutions.
•Commercial and Other: Currently, commercial and industrial customers represent a small portion of our business. Our services and products can benefit customers in a variety of commercial and industrial infrastructure markets including, but not limited to, energy and utilities, insurance, commodities, mining, manufacturing, logistics, supply chain management, agriculture, environmental monitoring, disaster and risk management, engineering and construction, retail, and consumer behavior.
Our Competitive Differentiation
We believe that we are well-positioned to compete with legacy satellite imaging providers and other emerging geospatial intelligence providers because we have strategically developed and deployed a unique mission-oriented AI-enabled architecture that is purpose-built to meet current and future demands for dynamic, real-time monitoring. With speed as a focal point across our entire enterprise, this critical software-oriented architecture, brought together with our vertically integrated advanced satellite manufacturing capabilities, has informed our ability to rapidly place on-orbit one of the world’s most advanced space-based intelligence systems of its kind. BlackSky’s unique product and service offerings—from our subscription-based On-Demand and Assured services to customized sovereign capabilities provided through our Mission Solutions offerings—give customers the ability to quickly incorporate the value of these advancements into their space capabilities.
Our end-to-end constellation, ground systems and tasking and analytics software platform produces decision-ready information at unparalleled speed and scale and has been validated by contract awards from the most demanding customers in the military and intelligence community. From the establishment of our foundational Gen-2 satellite capabilities through the evolution of Gen-3, BlackSky has leveraged the heritage of proven, on-orbit success into an end-to-end hardware and software space technology stack unique in the global earth observation industry. Our approach removes two important barriers that we believe have hindered the legacy industry from achieving a broader market penetration: disrupting the traditionally high cost of entry for space-based intelligence and providing reliable access to very low-latency, high-cadence, time diverse imagery and analytics data that are easy-to-use and provided where and when customers need it.
Key elements of our competitive differentiation include:
•A new disruptive adoption model. BlackSky provides customers with multiple paths to developing national space capability. Our subscription-based On-Demand and Assured imagery and analytics services give customers the ability to accelerate national space capabilities with very little upfront investment compared to traditional approaches to developing national capabilities. For customers seeking to develop customized sovereign Gen-3 constellation capabilities through our space-based intelligence and AI services and Mission Solutions offerings, our subscription services enable customers immediate guaranteed access and first-priority tasking capacity over their national and regional areas of interest until a customer’s satellite systems become operational. This combined software-first approach widens the addressable market for BlackSky with a tailored adoption model as we are able to meet customers at their point of need along the entire spectrum of delivering subscription-based data services to providing fully customized sovereign satellite systems.
•Proven secure, flexible, and scalable software architecture. BlackSky has demonstrated the ability to securely integrate our commercial architecture directly into the workflow of our customers’ national systems. The majority of customers access our constellation through BlackSky’s robust, flexible API kit that enables customers to integrate our capabilities into their existing platforms and applications with a low upfront financial and time investment. Our cloud-based platform includes a variety of proprietary customer applications—such as an ETL layer, advanced AI/ML modules, and our API framework—that enhance BlackSky Spectra’s ability to efficiently deliver meaningful insights at scale.
•Vertically integrated small satellite manufacturing. BlackSky designs and manufactures satellites in the United States at our facility in Tukwila, Washington. Control of the satellite production process from design through manufacturing enables us to continuously improve and upgrade our satellites’ capabilities (including satellites we build for customers), as well as build and efficiently maintain available constellation capacity. BlackSky leverages the disruptive economics of small satellites to enable us to capture data in a more cost-effective manner than legacy satellite imagery providers and pass that value to customers through our Mission Solutions offerings.
•BlackSky’s high-revisit, dawn to dusk satellite constellation. We have optimized our constellation to deliver high-revisit collection capability of critical, strategic, and economic assets and locations where we estimate about 90% of the world’s GDP occurs. Under ideal conditions and measured from dawn-to-dusk, we can revisit most locations on Earth up to 15 times per day.
•Easy-to-use on-demand constellation tasking. Our BlackSky Spectra software platform can be accessed through a web-browser or via APIs and gives customers the ability to easily task our constellation and receive very high-resolution imagery and advanced AI-enabled analytics delivered to their email, in-house ERP system, or cloud environment in, on average, under 90 minutes. This first of its kind capability gives users unprecedented visibility into collection feasibility for advanced planning and the ability to collect data when and where customers need it.
Industry Overview
We operate in a large and growing commercial geospatial market that includes both imaging services and analytic solutions, as well as mission solutions that offer a path toward customized sovereign satellite capabilities. The industry has been evolving over time from a focus on static observation and mapping to a focus on dynamic, high-frequency monitoring capabilities that enable on-demand actionable intelligence. Space-based intelligence is playing an increasingly critical role in decision-making for government agencies, commercial enterprises and organizations around the world. At the same time, a growing number of government defense and intelligence agencies are increasing their reliance on commercial satellite providers to complement their in-house geospatial data sources or looking to commercial space technology companies to develop fully customized sovereign systems through our Mission Solutions offerings. According to independent industry research firm Markets and Markets the global geospatial analytics market is projected to grow from about $12 billion in 2025 to about $18 billion by 2030, resulting in a compound annual growth rate of 8.9%. In addition, we have seen countries in Europe, the Asia Pacific, and the Middle East announce their intention to invest billions before 2030 to support the acquisition of sovereign small satellite solutions. We have been awarded contracts to support the delivery of ground and space solutions by several countries in the Asia Pacific, and have seen rapid increases in requests for proposals in other parts of the world, to acquire sovereign solutions using demonstrated capabilities such as ours.
Organizations like the U.S. Space Force, Space Development Agency and National Reconnaissance Office are seeking to leverage commercial small satellite imagery constellations for space-based defense and mission-critical intelligence in keeping with the broader U.S. national space agenda for adopting cost-effective, highly capable private sector capabilities. Such private sector capabilities are viewed by those in government as vital to our country's national security and defense strategy. In addition, many international governments have also increased their fiscal budgets for space programs as they look to secure capabilities for national security, economic growth, climate-related monitoring, and national autonomy, especially as geopolitical competition and dependence on space assets grows. Due to shifting geopolitical realities, international defense spending is accelerating faster than U.S. spending, with a significant emphasis on development of national space capabilities. This international acceleration reflects the recognition that space capabilities are no longer discretionary; they are essential for sovereignty as nations address regional security challenges.
The increase in demand for geospatial imaging and intelligence comes at a time of limited supply growth. We believe that legacy satellite imaging providers may not be able to provide the capacity needed to meet the growing demand as their aging constellations are being replaced with lower capacity satellites. We believe the expansion of our capacity will be met with strong demand and that we are well positioned to capture a significant share of the growth in the space data and analytics market.
Compliance with Government Regulations
Our industry is highly regulated, and our operations are subject to various foreign, federal, state, and local laws and regulations. We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. government and foreign government contracts. Changes to or additional government regulations or policies relating to our business could increase regulatory uncertainty and may have an adverse effect on our business, financial condition and results of operations. For example, our business requires licenses and permits from regulatory authorities such as NOAA and the Federal Communications Commission (the “FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. Additional information about the government regulations affecting our business and the risks relating to government contracts appears in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
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
Employees and Human Capital
As of December 31, 2025, we had 321 employees. BlackSky employs a highly technical workforce, with the majority of our employees working in software development, engineering, and manufacturing. The remainder of our employees work in our sales, operations and general and administrative functions. Many of our employees bring significant experience from prior positions working for leading defense contractors, satellite manufacturers, other commercial and military aerospace and defense companies, and government agencies.
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
Corporate Information
On September 9, 2021, our predecessor company Osprey Technology Acquisition Corp. (“Osprey”), consummated its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. (“Legacy BlackSky”). Immediately following the Merger, Osprey changed its name to BlackSky Technology Inc. Legacy BlackSky survived the Merger and is now a wholly-owned subsidiary of BlackSky Technology Inc. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “BlackSky,” the “Company,” “we,” “us,” or “our” refer to the business and operations of BlackSky Technology Inc. and its consolidated subsidiaries (including Legacy BlackSky), following the closing of the Merger.
Our corporate headquarters is located at 2411 Dulles Corner Park, Suite 300, Herndon, VA 20171. Our website is located at www.blacksky.com. The contents of our website are not incorporated into this Annual Report on Form 10-K.
Our Class A Common Stock (“Class A common stock”) and warrants are listed on the New York Stock Exchange (the “NYSE”) under the symbols “BKSY” and “BKSY.W”, respectively.
Available Information
Our investor relations website is https://ir.blacksky.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov. We use our investor relations website to post important information for investors, including news releases, company presentations and events, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Additional risks and uncertainties that we are currently unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations. If any of the following risks occur, our business, financial condition, and operating results may be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or part of your investment.

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
• The market for our products and services has not been established with precision, is still emerging, and may not achieve the growth potential we expect or may grow more slowly than expected.
• We have incurred significant losses each year since our inception, we expect our operating expenses to increase, and we cannot give assurances of our future profitability, if any.
•Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively impacted by any change thereto.
•Our ability to grow our business depends on the successful production, launch, commissioning, and/or operation of our satellites and related ground systems, which is subject to many uncertainties, some of which are beyond our control.
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

Although our revenue increased in 2024 and 2025, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has declined in the past and may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, increased regulatory burdens domestically or abroad, a failure by us to continue capitalizing on growth opportunities, terminations of existing contracts by our customers, and the maturation of our business, among other factors. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

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

Our financial performance is dependent on our ability to generate a sustainable order rate for products and services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded and the timing of such awards vary. If contract awards are delayed to subsequent periods, our quarterly or annual operating results may be adversely affected, and we may not achieve our expected results. If we are unable to win new contracts or execute on existing contracts as expected, our business, results of operations, and financial position could be further adversely affected.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our products and services. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our products and services. Therefore, our sales cycle is often long and can vary substantially from customer to customer. Further, decisions to purchase our imagery services can involve significant financial commitments; potential customers for larger monetary or specialized design/engineering contracts generally evaluate our systems, products, and technologies at multiple levels within their organization, each of which often have specific requirements, and can involve their senior management and multiple internal approvals.

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
•the cost or availability of raw materials or supplied components for the manufacture, operation, or potential sale of our satellites;
•satellite or geospatial data and analytics platform failures that reduce the planned network size below projected levels, which result in contract delays or cancellations;
•the timing and cost of, and level of investment in, research and development relating to our technologies;
•changes in the competitive dynamics of our industry;
•prolonged periods of unexpected weather patterns, natural disasters, or other events that can impact image quality or force a cancellation or rescheduling of satellite launches; and
•general economic, regulatory, and market conditions, such as disruptions in the supply chain due to geopolitical uncertainty and instability.

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

We are dependent on a small number of customers for a large portion of our revenue. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In fiscal years 2025 and 2024, we had four and three customers respectively, that each accounted for more than 10% of our total revenue. In the aggregate, these customers accounted for 89% and 88% of our total revenue, respectively. Customers in the defense market generally purchase our services in connection with government programs that have a limited duration and are subject to government funding delays or shutdowns, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our large customers, or if we experience a significant reduction in business from one or more large customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.

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

Our contract terms with our customers vary in length and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their contracts with us after the terms of their existing contracts have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths, and our contracts with U.S. government customers may be terminated for convenience. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths; or if our customers otherwise seek to renegotiate terms of their existing contracts on terms less favorable to us, our business, financial condition, and results of operations could be adversely affected.

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

We rely on the significant experience and specialized expertise of our senior management, engineering, sales, and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully.

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

Our future success also depends on the successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new U.S. and non-U.S. markets. This strategy will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.

In order to successfully scale our sales model, we must attract and retain qualified sales personnel with the right market and technical experience, both in the United States and outside of the United States, to generate additional revenue from new and existing customers. If we do not hire and retain a sufficient number of qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, or if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, our sales may grow more slowly than expected or materially decline. Additionally, if our marketing programs are not effective or if we are unable to effectively build, expand, retain, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

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

The failure to realize all amounts in our backlog could adversely affect our future revenue and gross margins. As a result, our backlog as of any particular date may not be an accurate indicator of our future earnings. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition, which estimates and assumptions can be particularly challenging in new areas, such as our nascent Mission Solutions offering. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

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

Our ability to establish relationships with a comprehensive network of distributors, resellers, value-added resellers, and similar entities with sufficient qualified and experienced personnel with the right relationships to support the sales of our products and services may impact our ability to generate revenue through this sales channel. If we are unable to develop products, structure products bundles, provide business terms, promote system integrations, optimize the effectiveness of our distributor and reseller network, or attract high-impact distributors, our business results may be negatively impacted. In addition, certain distributors and resellers may not be sufficiently capitalized and may experience difficulties during times of economic contraction.

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

The market for our products and services has not been established with precision, is still emerging, and may not achieve the growth potential we expect or may grow more slowly than expected.

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

Competition in our imagery services business is highly diverse, and while our competitors offer different products and services, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our products and services include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, and unmanned aerial vehicles. We also face competition from companies that provide geospatial data analytic information and services to the U.S. government, including defense contractors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services, such as mission solutions, with more attractive features than those of our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our sales efforts. If competitors develop and launch or sell satellites or other imagery-content sources with more advanced or sophisticated capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

The U.S. government and foreign governments may develop, construct, launch, and operate their own imagery satellites with capabilities comparable or similar to ours, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could rely on, sell, or provide Earth imagery free of charge from their satellites and thereby compete with our products and services.

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

We have incurred significant losses each year since our inception, and we may never achieve or maintain profitability. As of December 31, 2025, we had an accumulated deficit of $726.4 million. As we continue to expand our business and the breadth of our operations, upgrade our infrastructure, expand into new markets, invest in research and development, invest in sales and marketing, including expanding our sales organization, and incur costs associated with general administration, including expenses related to being a public company and hiring additional employees, we expect that our costs of revenue and operating expenses will continue to increase. As we seek to grow our customer base, we may also incur increased losses because the costs associated with acquiring and growing our customers and with research and development are generally incurred upfront, while our revenue from customer contracts is generally recognized over the contract term. We may not be able to increase our revenue at a rate sufficient to offset increases in our costs of revenue and operating expenses in the near term or at all, which would prevent us from achieving or maintaining profitability in the future. Any failure by us to achieve, and then sustain or increase, profitability on a consistent basis could adversely affect our business, financial condition, and results of operations. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price may be adversely affected and decline.

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

Our operations, products, solutions, analysis, and intellectual property are inherently at risk of loss, inappropriate access or use, or tampering by both insider threats and external bad actors. In particular, as a defense contractor, we face increased potential for cyber and other security threats, including:

•attempts to gain unauthorized access to our sensitive information, networks, operations and assets, both cyber and physical;
•insider threats;
•threats to the safety of our directors, officers, and employees;
•threats to the security and viability of our facilities, infrastructure, and supply chain; and
•threats from state-sponsored and otherwise sophisticated actors, terrorist acts, or other acts of aggression.

Our customers and partners (including our supply chain, software and data providers, and service providers) face similar threats.

With regard to cyber incidents in particular, the secure maintenance of information and technology is critical to our business operations and we, like our customers and partners, are subject to growing requirements for investments in cybersecurity and physical security. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability, and privacy of data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally.

However, cybersecurity threats can come from a variety of sources, such as an individual hacker, state-sponsored attackers, or malfeasance or unintentional errors by employees, consultants, or other service providers, and even technical errors or vulnerabilities. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against, and an increased level of sophistication and expertise of hackers (including through the malicious use of artificial intelligence technology) may increase the risks of cybersecurity incidents. Our network and storage applications and other systems used in our business and operations may be vulnerable to cyber-attack, malicious intrusion, ransomware or other malicious software, malfeasance, loss of data privacy, or other significant disruption and may be subject to unauthorized access by various parties, including hackers, employees, consultants, or other service providers. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. For example, we or our partners may use artificial intelligence technology which causes increased risks of unauthorized or unintended disclosure of our confidential information, or which makes it easier for malicious actors to exfiltrate such information. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, social engineering, or other forms of deceiving our employees, contractors, and temporary staff. Further, because our teams are distributed and our employees often work remotely, the cybersecurity risks we face may be heightened by an increased attack surface across our business and those of our service providers and other third parties we work with. During times of war and other geopolitical tensions and conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures; impact the integrity, availability or privacy of data, including data that may be subject to laws, regulations, or other obligations relating to privacy, data protection, or security; or disrupt our information systems, devices, or business. As a result, cybersecurity, physical security, and the continued development and enhancement of our controls, processes, and practices designed to protect our enterprise, information systems, and data from attack, damage, or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events, or the perception any such event has occurred, could result in:

•harm to or a loss of customers and partners;
•business interruptions, delays, and losses;
•costly remediation and prevention efforts;
•the loss, misappropriation, corruption or unavailability of, or unauthorized access to or use, alteration, or other processing of data;
•the loss of the ability to communicate with our satellites or for our satellites to communicate with our ground stations;
•costly investigation, notification, or reporting requirements;
•government and regulatory investigations, claims, demands, and litigation, including potential class action litigation, and potential liability under privacy, security, and other applicable laws;
•regulatory fines, penalties, and sanctions;
•reputational damage; and
•increase to insurance premiums.

Moreover, given our customer base, a cyber or physical security event that involves classified or other sensitive government information or certain controlled technical information could subject us to civil or criminal penalties and could result in loss of our facility security clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges, or debarment as a government contractor.

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

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS and Microsoft Azure, in order to operate some or all of certain key features or functions of our business, including deployment of our cloud-based imagery services and other geospatial and data analytic services, customer relationship management activities, billing and order management, and financial accounting services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies; become incompatible due to updates; fail or become unavailable due to extended outages, interruptions, defects, or are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in the delivery of our products and services that include the development, integration, and operations of satellite and ground systems. Consequently, our revenue and margins could decline, our reputation and brand could be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

Our business is dependent upon our ability to keep pace with the latest technological changes.

The market for our products and services is characterized by rapid technological change and evolving industry standards and, as we try to define a new market for space-based intelligence, the need to evolve is even more acute. Failure to respond in a timely and cost-effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenue from providing products and services that are based upon today’s leading technologies and that are capable of adapting to future technologies, including artificial intelligence (“AI”) and machine learning (“ML”). As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances and needs of our customers, and evolving industry standards.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures, or other teaming arrangements. For example, we expect to continue to invest in AI and ML to develop and enhance our offerings and technologies. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. There are significant risks involved in deploying AI, and there can be no assurance that using AI in our products will be beneficial to our business. Also, due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products and services will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate.

The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business. Market acceptance of our commercial high-resolution imagery and related products and services depends on a number of factors, including their quality, scope, timeliness, sophistication, and price and the availability of substitute products and services. There is no assurance that our investments in product development and enhancements, including through our use of AI, will be compelling to our customers, gain market acceptance, or have a material positive impact on our business, financial condition, or results of operations.

We cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our technologies or develop technologies that better meet the needs of our customers. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail to develop, manufacture, and market innovative technologies or services that meet customers’ requirements or our technologies and services fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs and our business, financial condition, and results of operations could be materially and adversely affected.

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

We endeavor to obtain insurance coverage from established insurance carriers to cover certain risks and liabilities related to our business. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, and even if adequate, may delay constellation or platform upgrades, which would negatively impact our ability to meet customer commitments and revenue expectations. Existing coverage may be canceled while we remain exposed to certain risks, and it is not possible to obtain insurance to protect against all operational risks, natural hazards, and liabilities.

While we currently maintain insurance to cover certain risks and liabilities related to our business, we may not elect to or be able to maintain launch or in-orbit insurance coverage for our satellites to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, casualty associated with impacts from satellite reentry, or catastrophic events affecting the existing satellite system. If one or more of our in-orbit uninsured satellites or payloads fail, one or more of our uninsured satellites is destroyed during failed launch, or if we have not obtained sufficient insurance for a particular event, we could be required to record significant impairment charges for the satellite or payload.

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

In addition, even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenue or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our business, financial condition, and results of operations.

Issues in the use of artificial intelligence (“AI”), including machine learning, in our geospatial data and analytics platforms may negatively affect our business.

AI is enabled by or integrated into some of our geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets used to train AI models may be insufficient, of poor quality, or contain biased information. AI-generated outputs may include inaccurate, incomplete, inappropriate, biased, or otherwise harmful content. If our AI-integrated products produce harmful content or fail to perform in an accurate, safe, or ethical manner, or if our customers misuse AI-integrated products, whether by incorporating them into high-risk or controversial applications or otherwise, we could face reputational harm and customer dissatisfaction. AI has also been and may continue to be leveraged by third parties to generate malicious code, conduct cyberattacks, create disinformation, and engage in fraud. If third parties leverage AI for such activities targeting us or our customers, we could face significant harm.

Inappropriate or controversial data practices by engineers and end-users of our systems, or perceived or actual cybersecurity risks associated with AI, could impair the acceptance of AI solutions and the use of our products. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm, and our business could be negatively affected.

Some scenarios involving the use of or reliance on AI also present ethical issues. There is significant uncertainty and disagreement about ethical norms and standards for AI systems, which may expose us to criticism from stakeholders, customers, employees, or the public. We may face criticism relating to our development and deployment of AI, or our use of AI for government or commercial purposes.

Additionally, AI technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. In the United States, there is no comprehensive federal AI law, but numerous state-level regulations and executive actions create a fragmented compliance environment. We must monitor and comply with an increasing body of AI-specific guidance from U.S. federal agencies, including the Federal Trade Commission, National Institute of Standards and Technology (NIST), and others. The cost of compliance, and the risk of inadvertent non-compliance, could adversely impact our operations. Further, changes in the law could require us to change the way we use AI in product development, which could result in reduced product functionality or increased costs. In addition, our customers face their own regulatory compliance obligations, and if our platforms are perceived as creating compliance risks for them, demand for our products could be adversely affected. Though our technologies and business practices are designed to mitigate many of these risks, our enablement, integration, or other use of AI may expose us to claims, demands, and proceedings and subject us to competitive harm, legal liability, and brand or reputational harm, and our business could be negatively affected.

The use of AI also requires computing resources at significant scale. If demand for AI-integrated products grows significantly, or if we are unable to manage the costs of AI compute efficiently, this could adversely affect our business, financial condition, and results of operations.

Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our or our customers’ resources from other purposes. We may devote substantial resources to research and development to address defects or errors, which could cause our operating results to decline.

Our products and services, including our satellites, satellite systems, and ground station infrastructure, are extremely complex and must operate successfully with complex hardware and software from other vendors. There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements, or that the new products will adequately address the changing needs of the marketplace, or that we will successfully manage the transition from existing products. Despite testing, our BlackSky Spectra software platform and products may contain defects and errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These defects or errors could result in malfunctions, service interruptions, or other adverse consequences. We also employ sophisticated design and testing processes and practices for our satellites and satellite systems, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Certain products may also require external validation. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects and errors in the satellites and our products and services. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased product development costs could be substantial and could reduce our operating margins.

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

In addition, our products and services integrate a wide variety of other elements, and our products and services must successfully interoperate with products from other vendors and our customers’ own technologies. As a result, when problems occur for a customer using our products and services, it may be difficult to identify the sources of these problems. The occurrence of software errors or errors in data, whether or not caused by our products and services, could result in malfunctions, service interruptions, or other adverse consequences. These errors could delay or reduce market acceptance of our products and services and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. In addition, we may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain the compatibility of our products and services with our customers’ network and security infrastructures, our customers may not be able to fully adopt our offerings, and we may, among other consequences, experience reduced adoption of or demand for our products and services, which could adversely affect our business, financial condition, and results of operations. Further, the incorrect or improper implementation or use of our software, our failure to train customers on how to benefit from full utilization of our platform, or our failure to provide support services to our customers may result in errors or loss of data and as a result, dissatisfied customers, negative publicity, and harm to our reputation and brand, or legal claims against us.

We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.

We have in the past changed, and expect that we may need to, in the future, change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product offerings, or pricing studies. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, financial condition, and results of operations.

If we fail to meet our service level commitments, our business, results of operations, and financial condition could be adversely affected.

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

A significant component of our growth strategy is to increase the cross-selling of our products and services to current and future customers; however, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition, results of operations, and prospects.

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

We may discover control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods. If we are unable to successfully remediate any future material weakness and otherwise to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our Class A common stock could be materially and adversely affected. Similarly, if our remedial measures are insufficient to address any future material weakness on a timely basis, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Additionally, the process of maintaining internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 is and will continue to be time consuming, costly and complicated. Moreover, the effectiveness of our controls and procedures may be limited by a variety of factors, including:

•faulty human judgment and simple errors, omissions, or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we had an estimated $73.4 million of tax-effected U.S. federal net operating loss carryforwards available to reduce future taxable income. It is possible that we will not generate sufficient taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but, for taxable years beginning after 2020, the deductibility of such net operating losses is limited to 80% of taxable income. Limitations under state law may differ. In addition, our U.S. federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership (by value) by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed an analysis of historical “ownership changes” for purposes of Section 382 and Section 383 of the Code and believe an immaterial portion of our cumulative U.S. federal net operating loss carryforwards will expire unutilized.

Risks Related to Our Government Contracts

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively impacted by any change thereto.

We have contracts with the U.S. government, and we may enter into additional contracts with the U.S. government in the future, and this subjects a large part of our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”). These government contracts customarily contain provisions that give the government substantial, and sometimes unilateral, rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. The provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provide for government audits and reviews of contract procurement, performance, and administration.

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
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements; and
•requirements to procure certain materials, components, and parts from specific countries or supply sources approved by the customer.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits, and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence, and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations, and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

Our role as a contractor to agencies and departments of the U.S. government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity, and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil, or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true, and as a result there could be an adverse impact on our revenue, earnings, and cash flow.

Further, changes in government policies, priorities, regulations, use of other commercial data providers to meet U.S. government imagery needs, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints, or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope and/or value, the failure to exercise contract options or issue new delivery orders, the cancellation of planned procurements, and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations, and cash flows. In addition, continued uncertainty related to recent and future disruptions in U.S. federal government operations, such as government shutdowns, the U.S. budget, and/or failure of the U.S. government to enact annual appropriations, could have an adverse impact on our revenue, earnings and cash flow and may negatively impact regulatory approvals and guidance that are important to our operations. For example, in Q3 2025, due to a reduction in funds available to certain government programs, certain of our government contracts were reduced in value and/or experienced a decline in new delivery orders. As a result of a government shutdown, delays in enacting an annual federal government appropriation, or otherwise, we may experience additional reduction in contract value and/or delivery orders in the future.

Our customers also include non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting may also apply to our business dealings with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.

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
•Because we contract to supply goods and services to the U.S. and foreign governments and their prime and subcontractors, we compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process, re-evaluation, and new award of the contract to another bidder. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long-term revenue.
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

Our customers include U.S. government contractors who must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government contracts. In addition, when we contract with the U.S. government, we must also comply with these laws and regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of contracts between us and the U.S. government.

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

We are subject to the Defense Federal Acquisition Regulation Supplement (“DFARS”) and the Department of Defense (“DoD”) and other federal cybersecurity requirements, including requirements under DoD’s Cybersecurity Maturity Model Certification (“CMMC”), in connection with our defense work for the U.S. government and defense contractors. Amendments to DoD cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay or prevent the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.

The U.S. government, a foreign government, or a defense contractor customer could require us to grant extensive data rights to a product in connection with performing work on a defense contract, which could lead to a dilution in value of that data or otherwise negatively affect our business.

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

We derive a portion of our revenue from programs with governments and government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified under applicable laws and regulations. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional oversight and potential liability, and may also require us to maintain appropriate facility clearances and other specialized infrastructure. We must comply with security requirements pursuant to the National Industrial Security Program Operating Manual Rule (“NISPOM”) administered by the Defense Counterintelligence and Security Agency (“DCSA”), and other U.S. government security protocols when handling sensitive information. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, DCSA has transitioned its review of a contractor’s security program to include a focus on the protection of controlled unclassified information and assets. Failure to meet DCSA’s broader requirements could adversely impact our ability to win new business as a government contractor.

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

As a prime contractor to the U.S. government, from time to time we rely upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we may require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to perform the agreed-upon services satisfactorily or on a timely basis, or violates U.S. government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, poor performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

We also are required to procure certain materials and parts from supply sources approved by the U.S. government. The inability of a supplier to meet our needs or the appearance of counterfeit parts in our products could have an adverse effect on our ability to fulfill our contractual obligations, financial position, results of operations, or cash flows.

Risks Related to Our Satellites and Ground Stations

Our ability to grow our business depends on the successful production, launch, commissioning, and/or operation of our satellites and related ground systems, which is subject to many uncertainties, some of which are beyond our control.

Our current primary research and development objectives focus on the development of our satellites and our products and services. We have limited operational experience with our satellites. Our Gen-3 satellites are at the initial stages of production and may undergo incremental modifications. In addition, we are in the preliminary stages of designing and developing other advanced space technologies. Design, manufacture, and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If our Gen-3 satellites do not perform in accordance with their design specifications, and if our ability to produce and launch these satellites are not completed in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operations of our satellites and our products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

•issues with performance of satellites and our space and related ground systems;
•failure of satellites and our space and related ground systems as a result of technological or manufacturing difficulties, design issues, or other unforeseen matters;
•engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•increases in costs of materials;
•changes in project scope;
•inability to obtain additional applicable approvals, licenses, or certifications from regulatory agencies, if required, or to maintain current approvals, licenses, or certifications;
•issues with performance of manufacturing facilities that we use despite risks that disrupt productions, such as natural disasters, catastrophic events, or labor disputes;
•issues with performance and timeliness of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability or quality of such raw materials and supplied components for our products, and their willingness to do business with us;
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

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop, integrate, and operate our satellites and related ground systems, infrastructure, products, and services, which would materially adversely affect our business, financial condition and results of operations.

Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for products and services may have an adverse impact on our business, financial condition, and results of operations. If our satellites and related equipment have shorter useful lives than we anticipate, we may be required to recognize impairment charges.

We rely on data collected from a number of sources including data obtained from our satellites and from third parties. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components, and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects (including, but not limited to, space debris and other spacecrafts) or actions by malicious actors, including cyber related, could also damage the satellites and subject us to liabilities for any damages caused to other spacecrafts. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

Satellites can experience malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation, and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. In addition, if a satellite experiences a malfunction, our backup satellite capacity may be insufficient to meet all of our customers’ needs or cause service interruptions, and we may need to potentially blackout or reduce service to certain customers, which would adversely affect our relationships with our customers and result in loss of revenue. Although we work to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent the impacts of anomalies in the future.

Satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but operate with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Certain of our satellites are nearing the end of their expected operational lives. As satellites near the end of their expected operational lives, we expect the performance of each satellite to decline gradually. We can offer no assurance that satellites will maintain their prescribed orbits or remain operational throughout their expected operational lives and we may not have replacement satellites that are immediately available.

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

Satellites are subject to construction and launch delays, launch failures, damage, or destruction during launch, the occurrence of which can materially and adversely affect our operations.

Delays in the construction of future satellites and the procurement of requisite components, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure has historically resulted, and could result, in significant delays in anticipated revenue to be generated by that satellite and/or significant impairment charges. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from other sources until a replacement satellite becomes available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement or data supplement. An extended launch delay beyond planned contingency, launch failure, underperformance, delay, or perceived delay could delay anticipated revenue and have a material adverse effect on our business prospects, financial condition, and results of operations.

If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition, and results of operations.

The manufacturing, testing, launching, and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses that have affected and could affect the performance of our satellites. Hardware component problems could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to collect imagery and market our products and services successfully.

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

If we suffer a partial or total loss of a deployed satellite, we could need a significant amount of time and could incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that would have otherwise been derived from that satellite. Our inability to repair or replace a defective satellite or correct or mitigate any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it could significantly impact our business, prospects, and profitability.

Any significant disruption to our ability to manufacture satellites could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to execute our business strategy and to generate value for our business depends in part on our ability to manufacture satellites efficiently, cost effectively, and in accordance with design specifications, planned timelines, and business plans.

Supply chain shortages, disruptions, or failures; issues with materials, equipment, or processes used in the manufacturing process; labor issues or disputes; increases in cost for materials or equipment used in the manufacturing process; governmental action or regulation; technological errors or failures; uncertain market demands and conditions; and other events that we cannot reasonably control could hinder our ability to source materials and manufacture satellites in a timely, efficient, and cost effective manner, which could negatively affect our business, financial condition, and results of operation.

We are dependent on a limited number of vendors to provide certain key raw materials, supplied components, products, or services, including launch transport and launch services. The inability of these key vendors to meet our needs could have a material adverse effect on our business, financial condition, and results of operations.

Many raw materials and components, particularly for the construction of satellites and management of certain remote ground terminals and direct access facilities, are procured or subcontracted on a single or sole-source basis. Similarly, at this time, there are only a handful of companies who offer launch services and transportation services for our satellites and ground station equipment. Our ability to manage inventory, meet delivery requirements, and maintain launch schedules may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales, contract penalties or terminations, and damage to customer relationships and could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Likewise, if the number of companies offering these products and services on which our business relies does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of materials and services, which may cause prices to increase or delays in our schedule, increase costs, cause gaps in our service, or otherwise adversely affect our ability to meet customer demand. Any of these situations could have a material adverse effect on our business, financial condition, and results of operations. While delays are common in the space industry, especially supply chain and launch delays, any such delay could result in a delay in contract awards and recognizing revenue which could materially impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material effect on our business, financial condition, and results of operations.

In addition, if these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial condition, and results of operations may be adversely affected. While alternative sources for key raw materials, supplied components, products, services, and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms, or other contractual obligations, which could cause us to make substantial additional investments. Moreover, the imposition of tariffs or import/export restrictions on raw materials or supplied components could have a material adverse effect on our operations. While tariffs have not historically had a material effect on our operations, significant changes in U.S. trade policy, including further expansion of U.S. export controls and tariffs, retaliatory actions by other countries, or further expansion of our international operations may materially and adversely affect our business.

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

Our satellites may not be able to capture Earth images due to weather, natural disasters, or other external factors, or as a result of our constellation of satellites having restrained capacity.

Our satellites may not be able to capture Earth images, either with sufficient clarity or detail, or at all, due to the occurrence of a variety of factors including cloud cover or haze; adverse weather conditions including hurricanes or tornadoes, fires, or volcano eruptions; or other factors that are outside our control. Adverse weather conditions, such as clouds or haze, may also cause our satellites to experience technical difficulties communicating with the ground terminals or collecting imagery in the same quality or volume that was intended. In addition, space weather, such as solar flares, could take our satellites out of orbit, disrupt our ground communication networks, and affect the decay rate of our satellites. Further, if there is high demand on our constellation to capture images in a certain area, we may have difficulty tasking sufficient satellite coverage to capture high-resolution images in this region. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our business, revenue, financial condition, and results of operations.

As a result of the foregoing, customers may not be able to procure images they want, which could adversely affect our relationship with such customers and our general reputation. Prolonged adverse periods of weather, natural disasters, or other external factors, such as restrained capacity, can worsen these impacts.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts, and political events could impact our ground operations infrastructure, which could harm our business, prospects, financial condition, and results of operations.

We operate an extensive ground infrastructure, including sites worldwide. These ground stations are used for controlling our satellites and downloading imagery to eventually be provided to our customers.

We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake, flood, hurricane or other natural events), fire, acts of war or terrorism, or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at the back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry, and control operations might lead to a break-down in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation state actors or their agents, could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenue to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition, and results of operations.

Risks Related to Our Intellectual Property

Our technologies contain “open source” software, and the use of that software, including any failure to comply with the terms of open source licenses that pertain to that software, could negatively affect our business.

Many of our products are designed to include software licensed from third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create to the software we obtain under such licenses, and that we license these modifications or derivative works under terms that could negatively affect our business, such as the terms of a particular open source license. If we combine our proprietary technologies with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability. We have implemented processes to help alleviate these risks, including a review process for evaluating open source software and using software tools to review our source code for purposes of identifying open source software, but we cannot be sure that such processes will be comprehensive, accurate, or effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our technology, to release proprietary source code, to remove features or functionalities from our products, or to take other remedial action that may divert resources away from our development efforts and negatively affect our business, financial condition, results of operations, and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant developer or open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers or otherwise negatively affect our business. We may also face claims from others seeking to enforce the terms of an open source license, including claims for us to release derivative works or modifications to open source software or our proprietary source code. Such claims, with or without merit, could negatively affect our business, such as result in litigation, be time-consuming and expensive to settle or litigate, divert our management’s attention and other resources, require us to release proprietary code, or require us to devote additional research and development resources to change our technologies.

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

In addition, any data that we license from third parties for use or potential use with our technologies may contain errors or defects, which could negatively impact our business, products, and services. This may have a negative impact on how our products and services are perceived by our current and potential customers and could materially damage our business, reputation, and brand.

Changes in or the loss of third-party licenses could lead to our technologies becoming inoperable or the performance of our technologies being materially reduced. This could result in our potentially needing to incur additional research and development costs to ensure continued performance of our products and services or a material increase in the costs of licensing, and we may experience decreased demand for our products and services.

We may be unable to protect our intellectual property rights, and misuse of our trade secrets could cause harm to our business.

To protect our proprietary rights, we rely on a combination of intellectual property laws, and confidentiality agreements and license agreements with third parties, such as consultants, subcontractors, vendors, and customers. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. Although we attempt to protect our intellectual property, there is no assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that have the same or similar capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings, and our competitiveness could be impaired, which would limit our growth and future revenue and could negatively affect our business.

We attempt to protect our trade secrets and other proprietary information by entering into confidentiality, licensing and invention assignment agreements or other contracts with third parties, such as employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover or reverse engineer our trade secrets and proprietary information, and in such cases we could not assert any trade secret or proprietary rights against such party. Litigation may be necessary to enforce or protect our intellectual property rights or our trade secrets or determine the validity and scope of the proprietary rights of others. Litigating a claim that a party illegally or unlawfully obtained and uses our trade secrets without authorization would be difficult, expensive, and time consuming, and the outcome would be unpredictable. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

Our technology may violate the proprietary rights of third parties and our intellectual property may be misappropriated or infringed upon by third parties, each of which could have a negative impact on our business.

If any of our technology violates proprietary rights of any third party, such as copyrights, trademarks, trade secrets, or patents, such third party may assert infringement or misappropriation claims against us that could negatively affect our business. Certain software and other intellectual property used by us or in our satellites, systems, and products make use of or incorporate licensed software components or other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems, products, or services or to obtain licenses from third parties to continue offering our satellites, systems, products, or services without substantially re-engineering such products or systems, any and all of which could negatively affect our business.

Our intellectual property rights may be invalidated, circumvented, challenged, infringed, or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

Risks Related to Our Indebtedness and Alternative Financings

Our business is capital intensive, and we may not be able to adequately finance our capital needs, including funding future satellites, through operations, or by raising capital, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand, cash generated from our existing and future operations, and by raising additional capital by equity financings, supplemented, where necessary or advantageous, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. Our ability to increase our debt financing and/or renew our existing credit facilities may be limited by our existing financial and non-financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangements contain certain restrictive financial and non-financial covenants that may impact our access to those facilities and significantly limit future operating and financial flexibility.

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

Our ability to make scheduled payments on, or to refinance our obligations under, our existing debt agreements, including convertible notes, depends on our financial and operating performance and prevailing economic and competitive conditions.

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

Our existing loan agreements and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us. These restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our loan agreements or instruments governing any future indebtedness of ours. Additionally, borrowings under our existing loan agreements are secured by substantially all of our assets. Upon a default, unless waived, the lenders under our existing loan agreement could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreements and force us into bankruptcy or liquidation. In addition, a default under any of our existing loan agreements could trigger a cross default under agreements governing our other existing loan agreements, the convertible notes or any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our existing loan agreements or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, a portion of our cash is pledged as cash collateral for letters of credit and bank guarantees which support certain of our real estate leases, customer contracts, and other obligations. While these obligations remain outstanding and are cash collateralized, we do not have access to and cannot use the pledged cash for our operations or to repay our other indebtedness. As of December 31, 2025, we were in compliance with all covenants and restrictions associated with our existing loan agreements.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, tax, privacy and data security, health and safety, communications, and environmental issues. Laws and regulations at the foreign, federal, state, and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes, such as regulations addressing the use of AI. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations, and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, and financial condition. For example, our products and services may be subject to state sales and use taxes to which we may not be compliant, and taxability is generally determined by state statutory laws, as well as an assessment of nexus. Whether the sale of our products and services is subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature and delivery of our products and services, as well as whether our customers are exempt from such taxes. There is a risk that one or more states may seek to impose sales or use tax or other tax collection obligations on us for past sales, which could have a material adverse impact on our sales, profitability, cash flows, and financial condition.

Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations, and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay or the denial, suspension, or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, our business requires licenses and permits from the Federal Communications Commission (“FCC”) and review by and/or coordination with other agencies of the U.S. Government, including the Department of Defense, the National Oceanic and Atmospheric Administration (“NOAA”) and the National Aeronautics and Space Administration (“NASA”), as well as foreign regulators, such as the New Zealand Space Agency. License approval can include an interagency review of safety, operational, radio frequency interference, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Since our satellites have space-qualified photographic equipment installed, we are also subject to licensing and compliance requirements and regulations administered by NOAA’s Commercial Remote Sensing Regulatory Affairs office.

The rules and regulations of U.S. and foreign authorities, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also adopt rules and/or make changes in the licenses of our competitors that affect our spectrum access or use. Certain changes in rules or regulatory policy may significantly affect our business or raise the cost of operating our business. For example, the

FCC adopted rules requiring the deorbiting of certain satellites—including those maintained by BlackSky—after five years to mitigate the risk of orbital debris. The FCC continues to consider, and may in the future consider, the imposition of additional rules, restrictions, regulatory fees, and/or reporting obligations that could affect us and our operations. For example, in its regulatory fees schedule for fiscal year 2024, the FCC implemented several significant changes for fee payors in the space station (e.g., satellite) and earth station categories, including substantial fee increases that impact companies like ours. These fee increases may disproportionately burden us, stifle innovation in the space economy, or lead to delays or scaling back of planned or future projects, partnerships, or expansion efforts as we and other companies allocate resources to comply with regulatory requirements. We cannot predict whether the FCC or other regulatory authorities will further increase fees or establish additional rules or restrictions. However, any such changes could impact our financial flexibility and/or adversely affect our operations.

In addition, some legislators have discussed vesting additional authority in NASA in certain areas related to our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the U.S. and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. In addition, the U.S. government could in the future exercise “shutter control” authority—the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. government national security or foreign policy interests or international obligations—which, for example, could limit the resolution, collection or distribution of imagery over certain geographies or to certain customers. We cannot anticipate whether or under what circumstances the U.S. government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. government in such event.

Further, because regulations in each country are different, we may not be aware if some of our partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Any imposition of sanctions, loss of license, or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the U.S. or foreign jurisdictions could cause us to lose sales, hurt our reputation, and impair our ability to pursue our business plan.

If we do not maintain regulatory authorizations for our existing satellites, associated ground facilities and terminals, and services we provide, or obtain authorizations for our future satellites, associated ground facilities and terminals, and services we provide, we may not be able to operate our existing satellites or expand our operations.

We hold FCC licenses for our satellite constellation and earth stations (collectively, our “satellite system”) and, because our satellites have space-qualified photographic equipment installed, licenses from NOAA’s Commercial Remote Sensing Regulatory Affairs office. As we build out our satellite constellation, we will require new licenses from the FCC and NOAA or modifications to existing licenses. Changes to our satellite system may also require prior FCC and/or NOAA approval. From time to time, we may have pending applications for permanent or temporary changes in frequencies and technical design. From time to time, we have filed or will need to file applications to replace or add satellites to our satellite constellation. The FCC has waived certain application processing rules for certain of the frequencies on which we operate but there is no guarantee that the FCC will continue to waive those rules. The FCC licenses are also subject to modification by the FCC. In addition, the FCC licenses require coordination with various entities, including other federal government agencies. There can be no assurance that the FCC or NOAA will renew the licenses we hold, modify the licenses we currently hold, grant new licenses, or that coordination conditions can continue to be met. If the FCC or NOAA revokes, modifies, or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our products and services. In addition, the operation of ground station assets in non-U.S. jurisdictions may require either direct or indirect licensing from non-U.S. regulatory bodies.

We believe our current operations adhere to FCC, NOAA, and non-U.S. licensing jurisdiction requirements. In some cases, we rely upon partners or persons with whom we or they do business to obtain and maintain required non-U.S. regulatory approvals. However, if we or they do not maintain the authorizations necessary to operate our existing satellites, we will not be able to operate the satellites covered by those authorizations, unless we obtain authorization from another licensing jurisdiction. Some of our authorizations provide waivers of regulations. If we do not maintain these waivers, we will be subject to operational restrictions or interference that will affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location or using a particular frequency band, to the extent these services cannot be provided by satellites at other orbital locations or with a different frequency band or be subject to additional bond requirements.

Our launch and operation of planned satellites and ground stations may require additional regulatory authorizations from the FCC, NOAA, and/or a non-U.S. licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require coordination with U.S. and foreign regulators. If any of our current operations are deemed not to be in compliance with applicable regulatory requirements, we may be subject to various sanctions, including fines, loss of authorizations, or denial of applications for new authorizations or renewal of existing authorizations. It is not uncommon for licenses for new satellites to be granted just prior to launch. If we do not obtain required authorizations in the future, or if our licenses are highly restrictive, we will not be able to operate our satellites as planned. If we obtain a required authorization but we do not meet milestones regarding the construction, launch, and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

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

The export of our software, satellites, and ground station equipment, and the provision of services and related technical data, in some cases, are subject to U.S. and international export control laws and regulations and trade and economic sanctions including the ITAR, the EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export or reexport our software and services to certain countries and end-users for certain end-uses. In addition, as we grow, we may hire employees in jurisdictions outside of the United States or engage a professional employer organization to hire and employ such persons, which may subject us to foreign export and import rules and regulations, as well as international sanctions, foreign direct investment requirements, and other international trade rules. If we do not maintain our existing authorizations or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export our software or ground station equipment or provide services and related technical information to non-U.S. persons and companies. If we were to fail to comply with such export control laws and regulations, economic sanctions, international trade regulations, or other similar laws, we could be subject to civil, criminal, or administrative penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities to the extent non-U.S. competitors are not required to comply with similar sanctions or export control laws and regulations. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Monitoring and ensuring compliance with these complex export controls and sanctions is particularly challenging because our offerings are available throughout the world. Even though we take precautions to ensure that we and our partners comply with all relevant export and import control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.

In addition, various countries regulate the import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products and services or could limit our end-customers’ ability to implement our products in those countries. Because we incorporate encryption functionality into our products, we are subject to certain of these provisions. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products and services into international markets, prevent our end-customers with international operations from deploying our products globally, or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments, or persons altogether. The following developments could result in decreased use of our products and services by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions, or related legislation; shift in the enforcement or scope of existing export, import, or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition, and operating results.

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

We may be subject to assertions that taxes must be collected based on gross receipts, sales, and use of our services and the location of our remote employees in various states, which could expose us to liability and cause material harm to our business, financial condition, and results of operations.

Our products and services may be subject to gross receipts, sales, and use taxes in certain states and taxability is generally determined by state statutory laws and regulations, as well as an assessment of physical and economic nexus. Whether sales of our products and services are subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature of our products and services, the delivery method of our products and services, whether our customer is subject to tax as a governmental entity, as well as changing state laws and interpretations of those laws. One or more additional states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or customers, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our products and services could result in substantial audit defense fees and tax liabilities for past sales, discourage customers from offering or billing for our products and services, or otherwise cause material harm to our business, financial condition, and results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. For example, the Inflation Reduction Act of 2022 (the “IRA”), which includes implementation of a new alternative minimum tax and a one percent excise tax on share repurchases, among other provisions, were enacted. Furthermore, many countries, and organizations such as the Organization for Economic Cooperation and Development, have implemented or have proposed to implement changes to existing tax laws, including a proposed 15% global minimum tax. The OECD and participating jurisdictions have recently agreed to a “side-by-side” solution that exempts U.S.-parented multinational businesses, like us, from certain provisions of the global minimum tax for taxable years beginning on or after January 1, 2026. We are currently not subject to the enacted alternative minimum tax under the IRA or the proposed global minimum tax.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. Following the enactment of the OBBB in July 2025, we are no longer capitalizing domestic research and experimental expenditures. Due to our valuation allowance on deferred tax assets, the related tax adjustments did not have an impact on deferred taxes.

Changes in our tax provisions or an increase or decrease in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, could have a material adverse effect on our financial position, results of operation and cash flows.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. See Item 3. Legal Proceedings and Note 23—“Commitments and Contingencies”—of the notes to the consolidated financial statements for a discussion of current litigation.

Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

We collect and process customer data and other data relating to individuals, which may include personal data. Due to the sensitivity of the personal information and data we manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state, and foreign laws and regulations govern the collection, use, retention, sharing, and security of this information. Laws and regulations relating to privacy, data protection and related matters, such as consumer protection and AI, are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations in the United States and abroad. These statutes and any other state, federal, or foreign legislation that is passed could increase our potential liability, add layers of complexity to compliance in the markets in which we operate, increase our compliance costs, and adversely affect our business.

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

We are subject to environmental laws and regulations which could result in material liabilities or obligations. In addition, our operations have involved the handling, storage, and disposal of hazardous materials, which could result in potential exposure to environmental liabilities.

We are subject to various U.S. federal, state, local, and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal, and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, or the discovery of previously unknown contamination could result in material obligations and costs. Permits issued pursuant to certain environmental laws are required for our operations, and these permits are subject to renewal, modification, and, in some cases, revocation.

In addition, under environmental laws, ordinances, or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of petroleum products or other hazardous substances on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. We could be subject to future liabilities under environmental laws at our current or former facilities, adjacent or nearby properties, or offsite disposal locations if any such properties are discovered to be contaminated with hazardous substances.

Intelsat Jackson Holdings, S.A. (“Intelsat”), which is now part of SES, has a right of first offer with respect to the sale of BlackSky Holdings, Inc., (which is our subsidiary), which might discourage, delay or prevent a sale of BlackSky Technology, Inc., and therefore, depress the trading price of our Class A common stock.

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

Joint ventures, partnerships, and strategic alliances may have a material adverse effect on our business, results of operations, and prospects.

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

As our joint ventures, partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into joint ventures, partnerships, and strategic alliances, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our joint venture partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a joint venture, partnership, or strategic alliance may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have joint ventures, partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of ours, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our systems, products, or technologies or increased revenue.

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
•recent and future disruptions in U.S. federal government operations and continued uncertainty regarding government policies, budget, and appropriation decisions and processes, including with respect to defense spending, as a result of administration changes, recent Executive Orders and newly enacted laws, geopolitical events, and macroeconomic conditions;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships, or capital commitments;
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
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•general economic and political conditions such as recessions, interest rates, fuel prices, changes in laws and policies affecting trade (including tariffs and trade wars), pandemics, currency fluctuations and acts of war (including ongoing geopolitical tensions, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by other countries in response to such sanctions), or terrorism; and
•the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, including with respect to potential operational disruptions, labor disruptions, increased costs, and impacts to demand related thereto.

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of our executive management from our business regardless of the outcome of such litigation. See Item 3. Legal Proceedings and Note 23—“Commitments and Contingencies”—of the notes to the consolidated financial statements for a discussion of current litigation.

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

We currently benefit from smaller reporting company (“SRC”) status and we currently are a non-accelerated filer; therefore, we are eligible for and have in the past taken advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including:
•reduced disclosure obligations regarding executive compensation in our periodic reports, including our Annual Report on Form 10-K and proxy statements; and
•providing only two years of audited financial statements in our periodic reports, including our Annual Report on Form 10-K.

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

We cannot specify with certainty the particular uses of our assets, including cash that we received from our merger. Our management will have broad discretion in the use of our assets. Our management may spend a portion or all of BlackSky's cash or utilize BlackSky's assets in ways that our stockholders may not agree with or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations, and prospects. Pending their use, we may invest our cash in a manner that does not produce income or that loses value.

Anti-takeover provisions in our organizational documents and in the Indenture for our Convertible Senior Notes issued in July 2025 ("Indenture") could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

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
•providing that our board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the voting power of our issued and outstanding capital stock entitled to vote in the election of directors, voting together as a single class.

Certain provisions in the Indenture may also make it more difficult or expensive for a third party to acquire us. For example, the Indenture requires us, in certain circumstances, to repurchase the Convertible Senior Notes issued in July 2025 for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities” and the "Indenture" filed as Exhibits to this Annual Report on Form 10-K for more information.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees, or agents to us or our stockholders, (3) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees, or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws (each, as in effect from time to time) or (4) action asserting a claim against us or any of our current or former directors, officers, stockholders, employees, or agents governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by applicable law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court lacks subject matter jurisdiction thereof, another state or federal court located within the State of Delaware, provided that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to consent to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We may in the future experience such misconduct, despite our various compliance programs. Misconduct or improper actions by our employees, agents, subcontractors, suppliers, business partners, and/or joint ventures could subject us to administrative, civil, or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations, and cash flows.

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

When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance, and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials, and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting, and performance. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, recoverability of goodwill, warrant valuations, and income taxes.

We may not realize some or all the expected benefits and synergies from our acquisition of BlackSky Satellite Systems, f/k/a LeoStella.

In November 2024, we acquired the remaining 50% of the common units of BlackSky Satellite Systems, f/k/a LeoStella, and BlackSky Satellite Systems is now a wholly-owned subsidiary of the Company. The success of this acquisition will depend, in part, on our ability to realize the anticipated benefits from vertically integrating our businesses to improve control over the Gen-3 satellite supply chain and production operations. We have devoted and continue to devote substantial management attention and resources to the integration of the combined company’s business practices and operations so that we can fully realize the anticipated benefits of the acquisition, including cost and revenue synergies. Nonetheless, difficulties may arise that could impede our ability to achieve the anticipated synergies, including the loss of key talent that may be difficult to replace. As a result, the anticipated benefits of the acquisition may take longer to realize, may not be fully realized, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition, as well as adversely impact our share price.

Future acquisitions may adversely affect our financial condition.

As part of our strategy for growth, in the future we may explore acquisitions or strategic alliances, which ultimately may not be completed or be beneficial to us. The risks associated with pursuing acquisitions include the difficulty of assimilating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; the failure to realize anticipated revenue, cost projections, and expected synergies; and the diversion of management’s time and attention. We may not be successful in overcoming such risks, and any acquisitions and strategic alliance may negatively impact our business. In addition, such acquisitions and investments may in the future contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges could negatively impact our financial results for a given period, cause quarter-to-quarter variability in our financial results, or negatively impact our financial results for future periods.

We are exposed to risks related to geopolitical and economic factors, laws and regulations and our international business subjects us to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally.

Our operations and performance depend significantly on global macroeconomic, specific foreign country and U.S. domestic economic and geopolitical conditions. Adverse conditions in the macroeconomic environment; tariffs, sanctions, export controls, and other trade measures imposed by the United States or other countries; changing geopolitical conditions and actions taken by the United States; and responsive or retaliatory actions taken by other countries in response, may result in a decreased demand for our products and services, diminished or changing interest in collaborating with or doing business with the United States; constrained credit and liquidity, reduced government spending, and volatility in equity and foreign exchange markets. For example, recent and significant further changes in U.S. trade policy may impact other countries’ desire, willingness, or ability to acquire goods and services from a U.S. company, and materially and adversely affect our business. These, related, and similar effects may result in us changing our business operations, business partnerships, and sourcing patterns. To the extent the global economy experiences a significant downturn or volatility, we may be exposed to impairments of certain assets, cashflows, or valuations. Tighter credit due to economic conditions may diminish our future borrowing ability and increase borrowing costs under our existing credit facilities. Customers’ ability or willingness to pay for our products and services may also be impaired, which could lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.

If any of the markets in which we do business deteriorates or suffers a period of uncertainty, our business and performance may be negatively impacted through reduced customer or government spending, changes in purchasing cycles or timing, reduced access to credit for our customers, or other factors impacting our international sales and collections. Furthermore, customer spending levels in any foreign jurisdiction may be adversely impacted by changes in domestic policies, including tax and trade policies. The services we provide internationally are sometimes in countries with unstable governments, economic or fiscal challenges, military or political conflicts, and/or developing legal systems. This may increase the risk to our employees, subcontractors, or other third parties, and/or increase the risk of a wide range of liabilities, as well as loss of property.

We cannot predict the timing, strength, or duration of any crisis, economic slowdown, geopolitical episode, or any subsequent recovery generally, or for any industry or locality in particular. Although certain aspects of the effects of a crisis or an economic slowdown may provide potential new opportunities for our business, we cannot guarantee that the net impact of any such events will not be materially negative. Accordingly, if the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

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

We, like any technology company operating in the current environment, have previously experienced cybersecurity incidents. However, as of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, are reasonably likely to have a material effect on us, our business strategy, results of operations, or financial condition. For additional information regarding risks related to cybersecurity threats, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled “Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, and give rise to potential harm to customers, remediation, and other expenses under a variety of domestic and international laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.”

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

Our Chief Information Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Information Officer has nearly four decades of overall information technology experience in secure environments, including ten years of infrastructure and cybersecurity leadership at our Company. Furthermore, our Strategy Committee Chair brings nearly four decades of technical and organizational leadership experience, having previously held senior US government positions as the Principal Deputy Director of National Intelligence and the Senior Advisor to the Director for Cyber and Director of Information Operations for the CIA, where she was responsible for cyber operations, foreign cyber threat assessment, and cybersecurity. She sits on the boards of several public and private technology companies, filling the role of their cybersecurity expert.

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

Our Chief Information Officer presents quarterly briefings to the strategy committee and/or our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties. The strategy committee provides at least quarterly updates to the board of directors on such reports. In the event of a material cybersecurity incident or series of incidents, our Chief Information Officer will notify the strategy committee and the audit committee of the Company’s board of directors and work with legal counsel to ensure appropriate disclosures are made to regulatory agencies.

ITEM 2. PROPERTIES
We lease 17,119 square feet of office space in Herndon, Virginia for our U.S. administrative headquarters. The current lease for the building expires in August 2036.

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

The parties attended private mediation on September 9, 2025. The parties thereafter reached an agreement on a stipulation of settlement memorializing the terms of the settlement, which was filed with the Court of Chancery on January 7, 2026. A hearing with the Court of Chancery to consider approval of the settlement has been scheduled for April 17, 2026. The costs of this case, including the pending settlement, if approved by the Court, will be substantially funded from insurance proceeds and are not expected to have a material impact on our operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NYSE under the symbol “BKSY” and our Public Warrants are traded on the NYSE under the symbol “BKSY.W.” Prior to the consummation of the merger of BlackSky Holdings, Inc. on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp., our Class A common stock and our Public Warrants were listed on the NYSE under the symbols “SFTW” and “SFTW.WS,” respectively.

Holders of Common Stock

As of March 13, 2026, there were approximately 300 holders of record of our Class A common stock, excluding individual brokerage accounts. Because many of the shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion, and debt repayment and we have no current plans to pay cash dividends for the foreseeable future. The payment of cash dividends in the future will depend upon our results of operations, capital requirements and general financial condition, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 15, 2022, we entered into an “at the market” (ATM) sales agreement with Jefferies LLC as our sales agent, which authorized the offer and sale from time to time of up to $75.0 million of shares of our common stock in negotiated transactions or transactions that were deemed to be an ATM offering (the “2022 ATM Agreement”). During the year ended December 31, 2025, we raised gross proceeds of $42.5 million through the sale of approximately 3.7 million shares in our ATM offering program under the 2022 ATM Agreement. We sold such shares at an average purchase price per share of $11.56. After deducting commissions and other offering expenses associated with the ATM offering of $1.6 million, the net proceeds to us from the transactions were $40.9 million. We currently intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes. The 2022 ATM Agreement was terminated in November 2025.
On December 12, 2025, we entered into an ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents, under which we may offer and sell from time to time up to $100.0 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering (the “2025 ATM Agreement”). During the year ended December 31, 2025, we did not sell any shares of our common stock under the 2025 ATM Agreement.
We are subject to restrictions on the payment of cash dividends in covenants of certain of our existing and outstanding indebtedness.

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

Company Overview
Founded in 2014, BlackSky is a space technology company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. By taking a software-first technology approach, we are delivering real time space-based intelligence at disruptive speed, scale and economics. BlackSky is trusted by many of the most demanding U.S. and international government agencies and commercial businesses around the world. We are defining a new category of space-based intelligence products and services centered upon real-time imagery and automated analytics, delivered through an easy-to-use interface that operates seamlessly with our high-revisit and low latency satellite constellation. Our first-of-its-kind, purpose-built, secure artificial intelligence ("AI")-enabled space-to-ground architecture helps customers see, understand and anticipate change for a decisive strategic advantage. BlackSky can provide dynamic hourly monitoring over many of the most strategic locations on Earth up to 15 times per day from dawn to dusk.
BlackSky designs, builds, owns and operates the industry’s most advanced, purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra® tasking and analytics software platform with our high resolution, low earth orbit ("LEO") small satellite (“smallsat” or “smallsats”) constellation. Our Gen-3 satellites (“Gen-3”) include significantly enhanced capabilities, including 35-centimeter electro-optical imaging resolution and 1-meter short-wave infrared imaging technology for expanded imaging capabilities in low-light or at night. The Gen-3 constellation also features improved data communications capabilities that significantly increase the end-to-end delivery speed of intelligence products. BlackSky Spectra is a first-of-its-kind commercial tasking, analytics and multi-intelligence data-fusion software platform that helps customers monitor activities from space. The BlackSky constellation is the primary on-orbit data source and communications architecture that delivers space-based information to BlackSky Spectra. BlackSky’s satellites fly in unconventional, inclined orbits, and with built-in automated systems. Our constellation can deliver time-diverse, dawn-to-dusk, rapid revisit imagery, and analytics— with no humans in the loop. BlackSky Spectra provides end users the ability to augment proprietary data collected from our constellations with input from third-party sensors.
Customers experience the value of BlackSky’s space-based intelligence and AI capabilities through subscription-based On-Demand and Assured product offerings. Our Mission Solutions offering allows customers the ability to acquire, own, and operate their own customized Gen-3 satellite(s) and space-to-ground system(s). These solutions leverage our industry-leading, end-to-end satellite to ground infrastructure hardware and software technology stack. BlackSky Mission Solutions give nations the flexibility of owning space assets while having scalable access to additional capacity through BlackSky’s proprietary constellation. BlackSky also offers advanced technology program services that allow customers to conduct advanced R&D using aspects of BlackSky’s space-to-ground system that further enhance the capabilities that we can offer certain customers, or that further integrates BlackSky’s intelligence products into customer secure operational workflows. Our product and service offerings are designed to provide synergy to our customers. For example, when our Mission Solutions offerings are acquired in conjunction with our subscription data services, customers enjoy the benefits of speed, scale and reliability without having to own and operate a large constellation. Collectively, our offerings create a unified value proposition that supports national security, supply chain resilience, economic intelligence, and other critical decision-making requirements for customers worldwide.
In November 2024, we acquired the remaining 50% of the common units of BlackSky Satellite Systems LLC, f/k/a LeoStella LLC, (“BlackSky Satellite Systems” or “LeoStella”), which is now a wholly-owned subsidiary of BlackSky. The acquisition resulted in a vertical integration that enables us to improve control over our Gen-3 satellite supply chain and production operations by controlling our satellites through the entire design, manufacturing, and operation process, thereby optimizing performance per unit cost. BlackSky Satellite Systems's financial results are included in our operating results for the periods following the acquisition date.
In July 2025, we issued $185.0 million aggregate principal amount of Convertible Senior Notes due August 1, 2033 (the “Convertible Senior Notes”) in a private offering. With the proceeds from the issuance of the Convertible Senior Notes, we repaid all principal and accrued interest from the loans from related parties and the commercial bank line. See “—Liquidity and Capital Resources” and Note 15—“Debt and Other Financing” for further detail. We expect the Convertible Senior Notes will increase our liquidity, strengthen our balance sheet, and put us in a position to unlock additional growth opportunities
Components of Operating Results
Revenue
Our revenue is generated by selling space-based intelligence & AI services through our BlackSky Spectra software platform and by providing mission solutions and advanced technology programs to strategic customers on a project basis.
•Space-Based Intelligence and AI Services Revenue: We offer high-revisit, high-resolution, satellite imaging products including dawn-to-dusk, 35 cm resolution electro-optical and nighttime imagery. Through our BlackSky Spectra software platform, customers can directly task our constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. Customers also have access to multi-frame area 2x1 to capture areas larger than the single frame scene size, like large airports or large ports, burst to analyze motion with five frames collected in a single satellite pass, and stereo pairs (two frames) or sets (fives frames) to build and update 3D products on short timelines. All imagery products are included in our On-Demand and Assured subscription plans. BlackSky also offers non-Earth imagery services for monitoring orbiting spacecraft and other objects of interest.
Our AI-generated analytics are also offered on a subscription basis and provide customers with automated access to our site monitoring, event monitoring, and global data services. Our object change and anomaly detection, site monitoring, and enhanced analytics services can detect key pattern-of-life changes in critical locations. These critical locations include infrastructure, such as maritime ports, airfields, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory. Our AI-enabled analytics provide for the automated detection and classification of more than 30 objects of tactical interest.
We generally structure our customer agreements as annual or multi-year subscription contracts. We offer pricing tiers that enable the customer to manage collection priorities. These options provide customers with flexibility to utilize our space-based intelligence and AI services in a manner that best suits their business needs. For example, during critical events, customers may pay a premium to prioritize their monitoring and collection requirements, while at other times, customers can select lower priority collections to allow for more economical use of their overall subscription.
•Mission Solutions Revenue: We develop and deliver customized advanced satellites and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. By integrating our Gen-3 satellites, secure ground infrastructure, launch support, operations software, and training, this offering delivers rapid access to actionable intelligence, enhances mission continuity in secure or air-gapped environments, and supports national self-reliance in defense decision-making. Mission solutions empower customers to retain ownership and custody of satellites, tasking, and data while operating within their own borders and security frameworks. With proven, military-grade technology, globally distributed manufacturing, high-availability on-orbit performance, and transfer-of-knowledge programs that develop local workforce expertise, we enable partners to confidently build, operate, and evolve customized sovereign space architectures that strengthen national security and modern deterrence. These systems are sold to government customers under fixed price contracts and are often sold with operating and imagery service subscriptions. We retain rights to intellectual property for developed technology of certain systems. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms.
•Advanced Technology Programs Revenue: We provide advanced technology solutions that enhance customer adoption and operational integration of our technology. These services include support for customer-specific software feature development, systems testing, and training, as well as the integration of our imagery and analytics products into a customer’s existing processes and workflows. These services can also include the development and expansion of our current sensor capabilities. Through these services, we help customers tailor, expand and optimize their use of our platforms and mission capabilities.
Mission solutions and advanced technology programs revenue contain estimates that may result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Costs and Expenses
Our costs and expenses, which includes stock-based compensation expense for those employees who support each category, are incurred from the following categories:
•Space-Based Intelligence & AI services Costs: primarily include third-party data and imagery, ground station service payments, internal labor to support our ground stations and space operations, and compute/storage costs to facilitate our expanding AI/ machine learnings ("ML") functionality. Costs are expensed as they are incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year, are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation.
•Mission Solutions Costs: primarily include the cost of direct materials to build and test specific, customized satellite and payload systems components, such as the communications system, payload demands, and sensor integration, as well as internal labor for design and engineering. These costs are incurred in support of long-term development contracts.
•Advanced Technology Programs Costs: primarily include the cost of internal labor and external subcontract labor costs for our customer-centric software service solutions.
Operating Expenses
Our operating expenses are incurred from the following categories:
•Selling, General, and Administrative Expense: consists of salaries, taxes, and benefit costs, product development costs, professional fees, and other expenses which include other personnel-related costs, stock-based compensation expense for those employees who generally support our business and operations, and occupancy costs.
•Research and Development Expense: consists of employees’ salaries, taxes, and benefits costs incurred while researching next generation space and ground architectures in support of our long-term strategy. With our acquisition of BlackSky Satellite Systems in November 2024, research and development expense also includes our investments in satellite design and functionality. Additionally, we employ and classify third-party vendors who help fulfill our strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation Expense: is related to property and equipment, which mainly consist of operational satellites and capitalized internal-use software. Amortization expense is related to intangible assets, which mainly consist of customer relationships. We expect to incur additional depreciation expense when each Gen-3 satellite is launched and placed into service.

Results of Operations for the Years Ended December 31, 2025 and 2024
Effective January 1, 2025, we reclassified our captions on the consolidated statements of operations and comprehensive loss to better align with our increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to our product offerings or advanced technology programs if they are related to our service offerings. As a result, for the year ended December 31, 2024, the amounts presented have been reclassified to conform to the current year presentation.

Results of Operations for the Years Ended December 31, 2025 and 2024
The following table provides the components of results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Revenue
Space-based intelligence & AI services	$65,116	$70,062	$(4,946)	(7.1)%
Mission solutions	21,214	5,930	15,284	257.7%
Advanced technology programs	20,245	26,101	(5,856)	(22.4)%
Total revenue	106,575	102,093	4,482	4.4%
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	16,592	13,907	2,685	19.3%
Mission solutions costs, excluding depreciation and amortization	10,941	4,952	5,989	120.9%
Advanced technology programs costs, excluding depreciation and amortization	7,770	8,573	(803)	(9.4)%
Selling, general and administrative	87,397	74,069	13,328	18.0%
Research and development	433	1,344	(911)	(67.8)%
Depreciation and amortization	30,343	43,536	(13,193)	(30.3)%
Operating loss	(46,901)	(44,288)	(2,613)	(5.9)%
Loss on derivatives	(8,012)	(2,815)	(5,197)	(184.6)%
Income on equity method investments	—	879	(879)	(100.0)%
Loss on debt extinguishment	(4,140)	—	(4,140)	(100.0)%
Interest income	3,804	1,560	2,244	143.8%
Interest expense	(14,946)	(12,187)	(2,759)	(22.6)%
Other income, net	60	3	57	NM
Loss before income taxes	(70,135)	(56,848)	(13,287)	(23.4)%
Income tax expense	(125)	(370)	245	66.2%
Net loss	$(70,260)	$(57,218)	$(13,042)	(22.8)%

Revenue

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services	$65,116	$70,062	$(4,946)	(7.1)%
% of total revenue	61.1%	68.6%

Mission solutions	21,214	5,930	15,284	257.7%
% of total revenue	19.9%	5.8%

Advanced technology programs	20,245	26,101	(5,856)	(22.4)%
% of total revenue	19.0%	25.6%

Total revenue	$106,575	$102,093	$4,482	4.4%

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue decreased for the year ended December 31, 2025 as compared to the same period in 2024, as a result of a reduction in imagery revenue from one of our U.S. Government contracts with the National Reconnaissance Office ("NRO"). This decrease was partially offset by new imagery and analytics subscription orders and renewals from other existing customers.

Mission Solutions Revenue
Mission solutions revenue increased for the year ended December 31, 2025 as compared to the same period in 2024, primarily from execution on a contract to deliver a customized Earth observation satellite to a new customer.

Advanced Technology Programs Revenue
Advanced technology programs revenue decreased for the year ended December 31, 2025 as compared to the same period in 2024, largely due to the completion of services performed for existing customers. This decrease was partially offset by a new contract to provide advanced satellite control software to an existing customer.

Costs and Expenses

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$16,592	$13,907	$2,685	19.3%
Mission solutions costs, excluding depreciation and amortization	10,941	4,952	5,989	120.9%
Advanced technology programs costs, excluding depreciation and amortization	7,770	8,573	(803)	(9.4)%
Total costs	$35,303	$27,432	$7,871	28.7%

Space-Based Intelligence and AI Service Costs
Space-based intelligence & AI services costs, excluding depreciation and amortization, increased for the year ended December 31, 2025 as compared to the same period in 2024, due to an increase in third-party imagery fulfillment costs.

Mission Solutions Costs
Mission solutions costs, excluding depreciation and amortization, increased for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the impact of incurred work in process costs under a satellite procurement contract that began in 2025. This increase was partially offset by fewer direct material costs incurred on several existing contracts as well as contracts completed in 2024 and 2025.

Advanced Technology Programs Costs
Advanced technology programs costs, excluding depreciation and amortization, slightly decreased for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to contracts completed in 2024 and 2025.

Selling, General, and Administrative

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$44,359	$41,742	$2,617	6.3%
Stock-based compensation expense	13,564	10,526	3,038	28.9%
Information technology and other administrative expenses	12,187	9,051	3,136	34.6%
Professional fees	6,506	4,224	2,282	54.0%
Selling and marketing	4,559	3,783	776	20.5%
Product development costs	2,104	954	1,150	120.5%
Rent expense	2,080	1,852	228	12.3%
Insurance	2,038	1,937	101	5.2%
Selling, general and administrative	$87,397	$74,069	$13,328	18.0%

Selling, general, and administrative expenses increased during the year ended December 31, 2025 as compared to the same period in 2024, primarily related to the inclusion of BlackSky Satellite Systems's operations for a full year in 2025 versus only two months in 2024. Additionally, information technology and other administrative expenses increased largely due to costs associated with initiatives to optimize corporate business operational systems and maintain our offices and facilities during 2025. Stock-based compensation expense increased as a result of an increase in the average stock price at the time of the grant of new stock awards in 2025. Professional fees increased as a result of one-time transaction costs and accounting fees incurred during 2025 that were associated with finalizing the BlackSky Satellite Systems acquisition that closed in late 2024.
The following is our forecast for total restricted stock units ("RSUs") non-cash stock-based compensation expense as of December 31, 2025, which, in addition to the amounts recognized in selling, general, and administrative expenses, includes the portion that will be capitalized or classified in space-based intelligence & AI services, mission solutions, or advanced technology programs costs:

(in thousands)
For the years ending December 31,
2026	$12,343
2027	8,334
2028	4,374
2029	410
$25,461

Research and Development

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Research and development	$433	$1,344	$(911)	(67.8)%

Research and development expense decreased for the year ended December 31, 2025, as compared to the same period in 2024, due to the completion of certain development projects in late 2024 and early 2025.

Depreciation and Amortization

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Depreciation of satellites	$15,082	$32,294	$(17,212)	(53.3)%
Depreciation of all other property and equipment	14,237	10,631	3,606	33.9%
Amortization	1,024	611	413	67.6%
Depreciation and amortization	$30,343	$43,536	$(13,193)	(30.3)%
Depreciation expense from satellites decreased for the year ended December 31, 2025 as compared to the same period in 2024 because a number of Gen-2 satellites became fully depreciated in 2024. These decreases were partially offset by the depreciation expense for our Gen-3 satellites launched in 2025.
Depreciation expense from all other property and equipment increased for the year ended December 31, 2025 as compared to the same period in 2024. This increase was primarily driven by the depreciation of increasing asset balances for internal-use software as we continue to invest in our BlackSky Spectra software platform, features for our Gen-3 constellation, and internal infrastructure. The increase was also related to the recognition of depreciation expense for assets recorded as part of our November 2024 acquisition of BlackSky Satellite Systems.
Amortization expense increased for the year ended December 31, 2025 as compared to the same period in 2024 as a result of intangible assets acquired by the Company in the fourth quarter of 2024.

Non-Operating Expenses

	Years Ended December 31,		$	%
	2025	2024	Change	Change
	(dollars in thousands)
Loss on derivatives	$(8,012)	$(2,815)	$(5,197)	(184.6)%
Income on equity method investments	—	879	(879)	(100.0)%
Loss on debt extinguishment	(4,140)	—	(4,140)	(100.0)%
Interest income	3,804	1,560	2,244	143.8%
Interest expense	(14,946)	(12,187)	(2,759)	(22.6)%
Other income, net	60	3	57	NM

Loss on derivatives
Our common stock price significantly drives fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in our consolidated balance sheets and measure at fair value. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants.
We re-measure our outstanding derivative liabilities to fair value at each reporting date. In July 2025, holders exercised 611 thousand of our March 2023 Private Placement Warrants and the exercised warrants were re-measured to fair value on their exercise dates. Any gains or losses recorded upon re-measurement in the applicable period are non-cash fair value adjustments. These re-measurements of derivative liabilities generated a net loss during each of the years ended December 31, 2025 and 2024.
Income on equity method investments
In November 2024, we acquired the remaining 50% of the common units of BlackSky Satellite Systems, f/k/a LeoStella, which is now a wholly-owned subsidiary of the Company. As of the date of acquisition, BlackSky Satellite Systems's results of operations are now included in our consolidated financial statements. In conjunction with this business combination, we recognized a gain of $0.9 million related to the step up acquisition during the year ended December 31, 2024.
Loss on debt extinguishment
The loss on debt extinguishment incurred during the year ended December 31, 2025 was due to prepayment fees and third-party costs from the early repayment of the related party loans and commercial bank line in July 2025.
Interest income
Interest income increased during the year ended December 31, 2025 as a result of higher short-term investment balances during the period as compared to the same period in 2024.
Interest expense
Interest expense increased during the year ended December 31, 2025, as compared to the same period in 2024 because our outstanding debt increased from $109.0 million as of December 31, 2024 to $207.9 million as of December 31, 2025. In July 2025, we decreased the average interest rate of our outstanding debt when we repaid $100.2 million of loans from related parties in their entirety, which had a stated interest rate of 12% upon repayment, and issued $185.0 million of Convertible Senior Notes with a stated interest rate of 8.25%.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; unrealized (gain) loss on certain warrants/shares classified as derivative liabilities; loss on debt extinguishment; non-recurring transaction costs; litigation, settlements, and related costs; severance; and impairment, obsolescence, and asset disposals. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net loss to Adjusted EBITDA for the years ended December 31, 2025 and 2024. As noted above, on November 6, 2024, we acquired the remaining 50% of the common units of BlackSky Satellite Systems, f/k/a LeoStella, which is now a wholly-owned subsidiary of BlackSky. In conjunction with the business combination, the Company recognized a gain of $0.9 million related to the step up acquisition during the year ended December 31, 2024. Other than the gain related to the step up acquisition, we did not record any percentage of BlackSky Satellite Systems's estimated net loss during the year ended December 31, 2024 since our investment in

LeoStella was $0 as of December 31, 2023. After the acquisition in 2024, BlackSky Satellite Systems's financial results are fully consolidated in our consolidated financial statements.

	Years Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(70,260)	$(57,218)
Interest income	(3,804)	(1,560)
Interest expense	14,946	12,187
Income tax expense	125	370
Depreciation and amortization	30,343	43,536
Stock-based compensation expense	14,232	11,169
Loss on derivatives	8,012	2,815
Loss on debt extinguishment	4,140	—
Non-recurring transaction costs	1,556	512
Litigation, settlements, and related costs	645	355
Severance	600	219
Impairment, obsolescence, and asset disposals	364	131
Income on equity method investment	—	(879)
Adjusted EBITDA	$899	$11,637

Liquidity and Capital Resources
As of December 31, 2025, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $42.4 million and $13.1 million as of December 31, 2025 and 2024, respectively, and our short-term investments totaled $82.0 million and $39.4 million as of December 31, 2025 and 2024, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of December 31, 2025, we had an accumulated deficit of $726.4 million.
Our short-term liquidity as of December 31, 2025 was comprised of the following:

(in thousands)
Cash and cash equivalents	$42,445
Restricted cash	1,103
Short-term investments(1)	82,006
$125,554
(1) Short-term investments were included in cash flows from investing activities in the consolidated statements of cash flows.

Our short-term liquidity as of December 31, 2025 was $125.6 million. We expect cash and cash equivalents, short-term investments, and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite and mission solutions production needs, launch and insurance costs, our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, our ongoing investments in technology infrastructure, and the continuing market acceptance of our products and services.
Convertible Senior Notes
In July 2025, we issued $185.0 million aggregate principal amount of Convertible Senior Notes in a private offering. The Convertible Senior Notes will mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes will bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026.
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will pay or deliver, as the case may be, shares of our Class A common stock, cash, or a combination of cash and shares of our Class A common stock, at our election. The conversion rate of the Convertible Senior Notes will initially be 27.1909 shares of BlackSky’s Class A common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $36.78 per share of Class A common stock). We may not redeem the Convertible Senior Notes prior to August 4, 2028. We may redeem for cash all or any portion of the Convertible Senior Notes, at our option, on or after August 4, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if (1) the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption and (2) certain liquidity conditions are satisfied, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Satellite Launch Vendor Financing
We have also entered into two vendor financing agreements to fund the costs of multiple satellite launches. Our November 2023 agreement provides for a $27.0 million borrowing commitment and payments accrue interest at 12.6% per annum while our November 2025 agreement is for a $30.6 million borrowing commitment and payments accrue interest at 9.50% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date.
We may prepay either agreement at any time until the maturity date without premium or penalty. The outstanding debt related to the vendor financing agreements is guaranteed by the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. During the year ended December 31, 2025, we incurred $19.7 million of additional debt related to the satellite launch vendor financing agreements. As of December 31, 2025, we have $31.9 million of additional vendor financing available to us for future launches.
At-the-Market ("ATM") Transactions
During the year ended December 31, 2025, we issued and sold shares of our Class A common stock under our ATM sales agreement, dated December 15, 2022, with Jefferies LLC as our sales agent (the “2022 ATM Agreement”), resulting in gross proceeds of $42.5 million. We had the ability to offer and sell up to $75.0 million of newly issued shares of our Class A common stock in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering program. We terminated the 2022 ATM Agreement in November 2025.
On December 12, 2025, we entered into an ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the “2025 ATM Agreement”), under which we may offer and sell from time to time up to $100.0 million of shares of our Class A common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the year ended December 31, 2025, we did not sell any shares of our Class A common stock under the 2025 ATM Agreement.
Current Contract Assets
We had $28.6 million and $27.9 million of current contract assets as of December 31, 2025 and 2024, respectively. We expect to continue billing for and receiving payments on our contract assets over the next 12 months as interim milestones on a few major customer contracts are met. The timing of customer billing and payment varies from contract to contract and we may continue to generate additional contract assets in 2026 and beyond as we enter into new contracts.
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

Short-Term Liquidity Requirements
As of December 31, 2025, our current assets were $206.8 million, consisting primarily of short-term investments, cash and cash equivalents, accounts receivable, and contract assets.
As of December 31, 2025, our current liabilities were $59.5 million, consisting primarily of contract liabilities, other current liabilities, which includes a $7.6 million contingent liability expected to be offset by an insurance recovery of $7.4 million, and accounts payable and accrued liabilities. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

Long-Term Liquidity Requirements
We anticipate that our most significant long-term liquidity and capital needs will relate to continued funding of operations, including procurement of materials for our missions solutions programs, satellite development capital expenditures, launch capital expenditures, and ongoing investments to optimize our BlackSky Spectra software platform and corporate business and operational systems that will enable us to continue to scale the business efficiently and securely. These ongoing investments in our operational systems include a multi-year minimum commitment for compute/storage costs to facilitate our expanding AI/ML functionality.
Upcoming satellite development capital expenditures include plans to expand our current high frequency monitoring constellation with multispectral, large-area collection satellites. We expect that these new satellites will be designed to support country scale digital mapping, navigation, maritime, and 3D digital twin applications. We can manage the timing for a large part of our capital expenditures, including the design, build, and launch of our new satellites currently under development, to provide us with additional flexibility to optimize our long-term liquidity requirements. Macroeconomic conditions and credit markets could also impact the availability and/or the cost of potential future debt or equity financing.

Cash Flow Analysis
The following table provides a summary of cash flow data for the years ended December 31, 2025 and 2024. Our short-term liquidity at December 31, 2025 was $125.6 million. Short-term investments of $82.0 million are not classified as cash, cash equivalents, or restricted cash.

	Years Ended December 31,		$
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(28,311)	$(6,384)	$(21,927)
Net cash used in investing activities	(86,595)	(68,330)	(18,265)
Net cash provided by financing activities	144,076	55,658	88,418
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,170	(19,056)	48,226
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434	(19,056)
Cash, cash equivalents, and restricted cash – end of period	$43,548	$14,378	$29,170

Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $28.3 million, which is an increase compared to the same period in 2024. The increase reflected in the year ended December 31, 2025 includes $29.1 million of paid in kind interest associated with our related party debt that we repaid utilizing the proceeds from our Convertible Senior Notes issued in July 2025. See "Financing activities" below for further detail on the remainder of the cash inflows and outflows related to our debt transactions during the year ended December 31, 2025.
Additionally, the increase in net cash used in operating activities reflected a larger accounts receivable balance in our consolidated balance sheet as of December 31, 2025. We subsequently reduced our accounts receivable balance when we collected on a significant invoice in January 2026. The increase in net cash used in operating activities also includes an increase in our operating loss, adjusted for depreciation, amortization, stock-based compensation expense, loss on derivatives, and other non-cash items inclusive of our BlackSky Satellite Systems operations. Prior to the acquisition of the remaining 50% of the common units of BlackSky Satellite Systems in November 2024, our consolidated statements of cash flows included the income on equity method investment as a non-cash adjustment to reconcile net loss to net cash used in operating activities. Subsequent to the acquisition, we fully consolidated BlackSky Satellite Systems's financial results in our consolidated financial statements and BlackSky Satellite Systems's cash inflows and outflows are primarily included within our operating activities.
The increases in net cash used in operating activities were partially offset by a cash receipt for prepaid capacity for future purchase orders that is recorded as a contract liability as of December 31, 2025 in our consolidated balance sheets.

Investing Activities
The change in net cash used in investing activities was primarily due to increased purchases of short-term investments in government securities of $127.8 million during the year ended December 31, 2025 compared to $52.9 million of purchases during the year ended December 31, 2024.

We continue to have significant cash outflows for satellite procurement and launch-related services. We also incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. For most of 2024, we paid BlackSky Satellite Systems, f/k/a LeoStella, as a third-party and classified such payments as cash outflows for investing activities. Following the acquisition of BlackSky Satellite Systems, we have classified their internal operations costs in our consolidated results. As a result, the total amount paid for capital expenditures decreased during the year ended December 31, 2025 as compared to the year ended December 31, 2024. We expect cash outflows for satellite production to increase as we continue to build out our satellite constellation.

Financing Activities
The most significant impact on the change in net cash provided by financing activities during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was the receipt of $185.0 million in proceeds from the issuance of our Convertible Senior Notes in July 2025, which was partially offset by debt repayments of $110.3 million and $7.3 million of debt issuance costs. The debt repayments included $81.2 million of principal and accrued interest as well as paid in kind interest of $29.1 million, which is included in net cash used in operating activities.
Additionally, we received $40.8 million in net proceeds from our equity issuances during the year ended December 31, 2025 as compared to $47.0 million in net proceeds during the year ended December 31, 2024. Our equity issuances during the year ended December 31, 2025 consisted of the sale of 3.7 million shares of our Class A common stock under the 2022 ATM Agreement, which resulted in $42.5 million in gross proceeds. In comparison, for the year ended December 31, 2024, we sold 0.5 million shares of our Class A common stock under our 2022 ATM Agreement, which resulted in $4.8 million in gross proceeds. Our equity issuances during the year ended December 31, 2024 also included a public offering of 11.5 million shares of Class A common stock resulting in

$46.0 million in gross proceeds. Finally, in 2025, we received $10.8 million of proceeds from warrant exercises of 611 thousand of the March 2023 Private Placement Warrants during the year ended December 31, 2025.

Contractual Obligations and Commitments
During the year ended December 31, 2025, we entered into a commitment for non-refundable multi-launch and integration services. We also entered into a commercial borrowing agreement with financing terms for multiple launches providing for $3.4 million to be paid upfront, and for $30.6 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 9.5% per annum. We may prepay at any time until the maturity date without premium or penalty. As of December 31, 2025, the minimum commitment associated with the multi-launch and integration services agreements was $8.0 million. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate.
In addition to the above, we entered into various operational commitments for the next several years totaling $30.1 million as of December 31, 2025.

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
We generate revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs.
Identifying the Contract with the Customer
We evidence approval of the contract with the customer with dual signatures or approved purchase orders that detail the rights of each party and define payment terms. We have never had significant collection issues on contracts with new or recurring domestic and international government customers and we consider this historical trend when assessing the collectability risk for contracts with bespoke effective terms. We also consider the probability of the customer funding the total contract value as a component of the collectability risk.
Identifying the Performance Obligations in a Contract
We execute contracts for a single promise or multiple promises. Specifically, our firm-fixed price contracts may include multiple promises which may be accounted for as separate performance obligations if they are capable of being distinct within the context of the contract. Significant judgment is required in determining performance obligations and these decisions could change the amount of revenue and profit or loss recorded in each period.
Classification of Revenue
We classify revenue as space-based intelligence & AI services, mission solutions, and advanced technology programs in our consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
Determination of and Allocation of Transaction Price
Each customer contract sets forth the transaction price for the products and services purchased under the arrangement. We estimate any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited number of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally on a prospective basis. For contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. When it is necessary to allocate the transaction price to multiple performance obligations, management uses the volume adjusted list price for imagery and analytics subscriptions and the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service, which is mostly professional services.
Determination of when Performance Obligations are Satisfied
Space-based intelligence & AI services revenue is recognized over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or software analytical services at the discretion of the customer. Mission solutions revenue is primarily recognized from firm-fixed price long-term customized satellites and ground station contracts. Advanced technology programs revenue is primarily generated from cost-plus contracts, and time and materials basis contracts and firm-fixed price service solutions contracts.
Due to the long-term nature of some of our contracts, we recognize revenue over time using a cost-to-complete measure of progress because it best depicts the transfer of control to the customer as we incur costs on the contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). Calculating total estimated costs at completion is subject to many variables and requires significant judgment. We recognize changes in the estimation of total costs at completion on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in a prior period. If, at any time, the estimate of contract profitability indicates a probable anticipated loss on the contract, we recognize the total loss as and when known.

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
Equity-Based Compensation
We have equity and equity-based awards outstanding under our 2021 Equity Incentive Plan ("2021 Plan") and our 2014 Equity Incentive Plan ("2014 Plan"). Outstanding awards issued include stock options and RSUs. In addition, our eligible employees can participate in our 2021 Employee Stock Purchase Plan ("ESPP") pursuant to purchase right offerings that are established under the ESPP.
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
We grant RSUs to the bulk of our employees. For these RSUs, the grant date fair value is equal to the trading price fair value of our Class A common stock on the date of grant. For stock options, which are primarily granted to certain management employees, we use the following inputs under Black-Scholes as follows:
Expected Dividend Yield: The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. We historically have not paid, and currently have no plans to pay dividends on our Class A common stock. Accordingly, we have assumed no dividend yield upon valuation of our stock options.
Expected Volatility: As there was no observable volatility with respect to Legacy BlackSky Class A common stock and due to the lack of sufficient history of BlackSky Class A common stock, we estimated the expected volatility of Legacy BlackSky and BlackSky Class A common stock based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate: We used the yield on actively traded, non-inflation indexed U.S. Treasury notes to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term: For options granted since 2021, as there is not a significant history of option exercises as a public company, we consider the option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. We will continue to review our estimate and adjust it, if necessary, due to changes in our historical exercises.

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our consolidated balance sheets as of December 31, 2025 and 2024. Although some of the warrants have expiration dates within one year of December 31, 2025, current liabilities are used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the Merger, whereas the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and immediately prior to each warrant exercise date. The remeasurements are recorded to loss on derivatives in our consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

Goodwill Impairment
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is tested annually for impairment as of October 1st, or more frequently if events or circumstances indicate the carrying value may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Indicators of impairment may include (a) a significant decline in our common stock value, (b) a significant decline in our expected future cash flows, (c) a significant adverse change in legal factors or the business climate, (d) unanticipated competition, or (e) slower growth rates. We measure potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We performed an annual qualitative goodwill assessment related to the BlackSky reporting unit as of October 1, 2025. We determined that no triggering events occurred during the year ended December 31, 2025 that would require a quantitative assessment. During our qualitative assessment, we determined that it is more likely than not that the fair value of the BlackSky reporting unit sufficiently exceeds its carrying value, including goodwill. As of December 31, 2025, we believe that the estimated fair value of the BlackSky reporting unit is still in excess of its respective carrying value and we did not identify any triggering events that indicate a risk of impairment.

Long-Lived Asset Impairment
We evaluate long-lived assets, including intangible assets, property and equipment, satellite work in process and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for the relevant assets. A triggering event for assessing impairment can be a change in the estimated useful life of an intangible asset. Once a triggering event is identified and we conduct an analysis for impairment, we compare the undiscounted cash flows expected to be generated from the long-lived assets (or asset group) to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized based upon the difference between the carrying value of long-lived assets (or asset group) and their fair value.

Business Combination
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, are recorded at fair value.
The most significant estimates and assumptions evaluated in a business combination relate to the determination of (1) the enterprise value of the acquired company using an income approach, (2) the fair values of identified intangible assets, (3) the allocation of the fair value acquired to the net assets acquired and (4) the period and pattern of amortization for intangible assets that are assigned a definite life. The enterprise value is determined based on projected cash flows attributable to the operations of the acquiree. The projected cash flows include various assumptions, including estimated revenue growth rates, operating margins, research and development expenditures, capital expenditures, royalty rates, and appropriate risk-adjusted discount rates used to discount the projected cash flows. The use of different assumptions would result in the assignment of different fair values to the acquired identifiable intangible assets and, accordingly, could also impact the amount of purchase consideration assigned to goodwill. Similarly, changes in the planned usage of the acquired identifiable intangible assets and/or their estimated economic lives, if any, could impact the recoverability of the assets and/or amortization period and expense attributable to the assets in the future.
Measurement period adjustments are reflected at the time identified, through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received. The measurement period is not to exceed one year from the acquisition date. We may continue to record adjustments to the fair value of any tangible and intangible assets acquired and liabilities assumed within the relevant measurement period with the corresponding offset to goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page 88 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Company’s Certifying Officers, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria for effective internal control over financial reporting established in Internal Control— Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management believes that we maintained effective internal control over financial reporting as of December 31, 2025 based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of BlackSky Technology Inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BlackSky Technology Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 17, 2026 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
McLean, VA
March 17, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2026 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2025. Such information is incorporated into this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2026 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2025. Such information is incorporated into this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2026 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2025. Such information is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2026 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2025. Such information is incorporated into this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be presented in our definitive proxy statement for our 2026 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2025. Such information is incorporated into this Item 14 by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. and 2. Financial Statements and Financial Statement Schedules
The consolidated financial statements and financial statement schedules of BlackSky required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on Page 88.
3. Exhibits
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-K	001-39113	3.1	March 20, 2025
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	10-K	001-39113	4.1	March 20, 2025
4.2	Form of Indenture	S-3	333-291810	4.3	November 26, 2025
4.3	Specimen Warrant Certificate	10-K	001-39113	4.3	March 20, 2025
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities	4.5	001-39113	4.5	March 20, 2025
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
4.7	Indenture, dated as of July 22, 2025, by and between BlackSky Technology Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39113	4.1	July 22, 2025
4.8	Form of Global Note, representing BlackSky Technology Inc.’s 8.25% Convertible Senior Notes due 2033	8-K	001-39113	4.1	July 22, 2025
10.1+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.2+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.3+	BlackSky Technology Inc. Outside Director Compensation Policy	10-K	001-39113	10.3	March 20, 2025
10.4+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.5	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.6	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K/A	001-39113	10.3	February 22, 2021
10.7	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021
10.8	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.9+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.10+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.11+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.12+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.13	BlackSky HQ Lease Agreement, dated November 20, 2023, by and between 2411 Dulles Corner Metro Owner LLC and BlackSky Holdings, Inc.	10-K	001-39113	10.20	March 20, 2024
10.14+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of Participation Agreement attached as Appendix A	8-K	001-39113	10.6	August 18, 2021
10.15+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.16+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.17+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.18+	Form of Restricted Stock Award Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.19+	BlackSky Holdings, Inc. 2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.20+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.21+	Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.22†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.23	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022
10.24	Form of Registration Rights Agreement, dated as of March 6, 2023, by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.25†**	Subordinated Loan and Security Agreement, dated November 3, 2023, by and between BlackSky Technology Inc. and the subsidiaries named therein and Rocket Lab USA, Inc.	10-K	001-39113	10.34	March 20, 2024
10.26	Sales Agreement, dated as of December 12, 2025, by and among BlackSky Technology Inc., Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC	8-K	001-39113	1.1	December 12, 2025
19.1	Insider Trading Policy	10-K	001-39113	19.1	March 20, 2025
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-39113	97.1	March 20, 2024

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

March 17, 2026	BlackSky Technology Inc.

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

Signature	Title	Date
/s/ Brian E. O’Toole	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2026
Brian O’Toole
/s/ Henry Dubois	Chief Financial Officer (Principal Financial Officer)	March 17, 2026
Henry Dubois
/s/ Tracy Ward	Senior Vice President and Controller (Principal Accounting Officer)	March 17, 2026
Tracy Ward
/s/ Magid Abraham	Director	March 17, 2026
Magid Abraham
/s/ David DiDomenico	Director	March 17, 2026
David DiDomenico
/s/ Susan Gordon	Director	March 17, 2026
Susan Gordon
/s/ Timothy Harvey	Director	March 17, 2026
Timothy Harvey
/s/ William Porteous	Director	March 17, 2026
William Porteous
/s/ James Tolonen	Director	March 17, 2026
James Tolonen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackSky Technology Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BlackSky Technology Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognition — Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue from the sale of space intelligence & artificial intelligence services, mission solutions, and advanced technology programs. Judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met. Specifically for newly-awarded contracts the evaluation of the identification of performance obligations in the contracts, the determination of and allocation of the transaction price, and the pattern by which revenue is recognized required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue recognition criteria for the newly-awarded contracts identified included the following, among others:

•We tested the design and operating effectiveness of internal controls over the significant judgments made and the key data used in the determination of revenue recognition.
•We tested the accuracy and completeness of the key data used in the determination of revenue recognition.
•We read underlying contracts to obtain an understanding of the contractual requirements and evaluate the related performance obligations therein, and we compared the performance obligations identified in reading the underlying contracts to those identified by management.
•We evaluated the methodology used by management in computing the stand-alone selling price of each identified performance obligation by comparing to historical sales of similar products or services or evaluating the consistency of the margins used in the estimates to historical performance. We evaluated the reasonableness of criteria chosen by management to recognize revenue over time and evaluated the consistency of management's conclusions to historical experience and the terms of the individual selected contracts.

/s/ Deloitte & Touche LLP

McLean, VA
March 17, 2026
We have served as the Company's auditor since 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,445	$13,056
Restricted cash	1,103	1,322
Short-term investments	82,006	39,406
Accounts receivable, net of allowance of $50 and $45, respectively	34,139	14,701
Contract assets	28,595	27,852
Inventories	6,178	6,043
Prepaid expenses and other current assets	12,329	4,356
Total current assets	206,795	106,736
Property and equipment - net	79,037	45,613
Operating lease right of use assets - net	3,418	4,029
Goodwill	10,279	10,260
Intangible assets - net	4,422	5,446
Satellite work in process	80,651	80,601
Other assets	1,644	1,461
Total assets	$386,246	$254,146
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,945	$20,419
Contract liabilities - current	20,518	2,183
Debt - current portion	7,937	1,927
Other current liabilities	16,061	1,493
Total current liabilities	59,461	26,022
Operating lease liabilities	7,579	8,048
Derivative liabilities	20,648	17,964
Deferred revenue - long-term	9,948	—
Long-term debt - net of current portion	193,180	105,736
Other liabilities	555	2,387
Total liabilities	291,371	160,157
Commitments and contingencies (Note 23)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 36,227 and 30,960 shares; outstanding, 35,930 shares and 30,663 shares as of December 31, 2025 and 2024, respectively.	4	3
Additional paid-in capital	821,319	750,174
Accumulated deficit	(726,448)	(656,188)
Total stockholders’ equity	94,875	93,989
Total liabilities and stockholders’ equity	$386,246	$254,146

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Revenue
Space-based intelligence & AI services	$65,116	$70,062
Mission solutions	21,214	5,930
Advanced technology programs	20,245	26,101
Total revenue	106,575	102,093
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	16,592	13,907
Mission solutions costs, excluding depreciation and amortization	10,941	4,952
Advanced technology programs costs, excluding depreciation and amortization	7,770	8,573
Selling, general and administrative	87,397	74,069
Research and development	433	1,344
Depreciation and amortization	30,343	43,536
Operating loss	(46,901)	(44,288)
Loss on derivatives	(8,012)	(2,815)
Income on equity method investments	—	879
Loss on debt extinguishment	(4,140)	—
Interest income	3,804	1,560
Interest expense	(14,946)	(12,187)
Other income, net	60	3
Loss before income taxes	(70,135)	(56,848)
Income tax expense	(125)	(370)
Net loss	(70,260)	(57,218)
Other comprehensive income	—	—
Total comprehensive loss	$(70,260)	$(57,218)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(2.09)	$(2.67)

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	14,891	—	14,891
Issuance of common stock upon exercise of stock options and ESPP shares purchased	63	—	2,009	—	2,009
Issuance of common stock upon exercise of common stock warrants	611	1	16,078		16,079
Issuance of common stock upon vesting of restricted stock units	1,028	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,673	—	40,876	—	40,876
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(108)	—	(2,709)	—	(2,709)
Net loss	—	—	—	(70,260)	(70,260)
Balance as of December 31, 2025	35,930	$4	$821,319	$(726,448)	$94,875

	Year Ended December 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	17,855	$2	$692,127	$(598,970)	$93,159
Stock-based compensation	—	—	11,724	—	11,724
Issuance of common stock upon exercise of stock options and ESPP shares purchased	64	—	308	—	308
Issuance of common stock upon vesting of restricted stock awards	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	852	—	—	—	—
Issuance of common stock, net of equity issuance costs	11,999	1	46,982	—	46,983
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(110)	—	(967)	—	(967)
Net loss	—	—	—	(57,218)	(57,218)
Balance as of December 31, 2024	30,663	$3	$750,174	$(656,188)	$93,989

See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(70,260)	$(57,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,343	43,536
Transfer of satellite work in process to mission solutions costs	8,542	334
Operating lease right of use assets amortization	611	583
Loss on debt extinguishment	4,140	—
Stock-based compensation expense	14,232	11,169
Amortization of debt issuance costs and non-cash interest expense	3,812	9,207
Paid in kind interest at time of debt extinguishment	(29,079)	—
Loss on derivatives	8,012	2,815
Non-cash interest income	(2,565)	(1,074)
Income on equity method investment	—	(879)
Other	234	320
Changes in operating assets and liabilities:
Accounts receivable	(19,469)	(7,775)
Contract assets - current and long-term	(313)	(4,989)
Prepaid expenses and other current assets	(8,188)	556
Other assets	—	2,428
Accounts payable and accrued liabilities	(9,386)	(4,080)
Other current liabilities	13,059	(356)
Contract liabilities - current and long-term	28,160	(978)
Other liabilities	(196)	17
Net cash used in operating activities	(28,311)	(6,384)
Cash flows from investing activities:
Purchase of property and equipment	(16,212)	(15,678)
Satellite work in process	(30,348)	(34,558)
Purchases of short-term investments	(127,785)	(52,860)
Proceeds from maturities of short-term investments	87,750	34,225
Cash received from business acquisition	—	541
Net cash used in investing activities	(86,595)	(68,330)
Cash flows from financing activities:
Proceeds from issuance of debt	185,000	20,000
Proceeds from equity issuances, net of equity issuance costs	40,829	47,009
Proceeds from warrants exercised	10,753	—
Proceeds from options exercised and ESPP shares purchased	2,009	308
Repayments of debt	(84,502)	(10,000)
Payments for debt issuance costs	(7,304)	(632)
Withholding tax payments on vesting of restricted stock units	(2,709)	(967)
Payments for deferred offering costs	—	(60)
Net cash provided by financing activities	144,076	55,658
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,170	(19,056)
Cash, cash equivalents, and restricted cash – beginning of year	14,378	33,434
Cash, cash equivalents, and restricted cash – end of year	$43,548	$14,378
See notes to consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024

Cash and cash equivalents	$42,445	$13,056
Restricted cash	1,103	1,322
Total cash, cash equivalents, and restricted cash	$43,548	$14,378

	Years Ended December 31,
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,978	$2,523
Cash paid for income taxes	197	476
Supplemental disclosures of non-cash financing and investing information:
Vendor financed satellite launch costs	$19,700	$6,000
Transfer of satellite work in process to mission solutions costs	8,542	334
Additions of equipment and other satellite procurement costs accrued but not yet paid	5,558	1,117
Accretion of short-term investments' discounts and premiums	2,565	1,074
Capitalized depreciation expense	1,182	177
Capitalized interest	631	—
Capitalized stock-based compensation	659	555
Deferred offering costs accrued but not yet paid	357	54
Adjustments to goodwill for changes in the preliminary purchase price allocation	19	—
Increase of debt principal for paid-in-kind interest	—	8,456
Transfer of satellite work in progress to inventories	—	5,997
Equity issuance costs accrued but not yet paid	—	46
See notes to consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a space technology company that delivers real-time imagery, analytics and high-frequency monitoring along with solutions that allow customers the ability to acquire, own, and operate their own customized satellite(s) and space-to-ground system(s). The Company owns and operates an advanced purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra tasking and analytics software platform and the Company's proprietary high-resolution low earth orbit (“LEO”) small satellite constellation. The constellation is optimized to cost-efficiently capture imagery at high revisit rates where and when customers need it. The BlackSky Spectra software platform processes millions of observations a day by integrating data from the Company's proprietary satellite constellation and from other third-party sensors such as synthetic aperture radar and radio frequency satellites, millions of GPS-enabled terrestrial data sources and Internet of Things (“IoT”) connected devices. BlackSky Spectra applies advanced, proprietary artificial intelligence (“AI”) and machine learning (“ML”) techniques to process, analyze, and transform these raw feeds into actionable intelligence via alerts, information, and insights. Customers can access BlackSky Spectra's software platform and its data and analytics through easy-to-use web services or through platform application programming interfaces. BlackSky delivers a comprehensive suite of space-based intelligence products and services through three integrated revenue streams—space-based intelligence & AI services, mission solutions, and advanced technology programs.
BlackSky has three primary operating subsidiaries, BlackSky Global LLC, BlackSky Geospatial Solutions, LLC, and BlackSky Satellite Systems LLC, f/k/a LeoStella LLC, ("BlackSky Satellite Systems" or “LeoStella”). In November 2024, the Company acquired the remaining 50% of the common units of LeoStella, which was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and accounted for as an equity method investment. BlackSky Satellite Systems is now a wholly-owned subsidiary of the Company. BlackSky Satellite Systems is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington. This acquisition allowed the Company to improve its control over the Gen-3 supply chain and production operations in the short term and to expand the Company’s product offerings in the long term. See Note 7—"Business Acquisition" for further detail.
In July 2025, the Company issued $185.0 million aggregate principal amount of Convertible Senior Notes due August 1, 2033 (the “Convertible Senior Notes”) in a private offering. See Note 15—"Debt and Other Financing" for further detail.
During the year ended December 31, 2025, the Company issued and sold shares of Class A common stock as part of the Company's at-the-market (“ATM”) offering program. The Company sold 3.7 million shares from the ATM offering program at an average purchase price per share of $11.56, resulting in gross proceeds of $42.5 million during the year ended December 31, 2025. During the year ended December 31, 2025, the Company incurred ATM transaction costs totaling $1.6 million, which primarily consisted of commissions, and which have been recorded as a reduction to additional paid-in capital in the consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As noted in Note 1 - "Organization and Business" and Note 7 - "Business Acquisition", on November 6, 2024, the Company

acquired the remaining 50% of the common units of BlackSky Satellite Systems, f/k/a LeoStella, which is now a wholly-owned subsidiary of BlackSky. Prior to the acquisition, the Company's consolidated financial statements included the Company’s proportionate share of the earnings or losses of its equity method investments and a corresponding increase or decrease to its investments, with recorded losses limited to the carrying value of the Company’s investments. All intercompany transactions and balances have been eliminated upon consolidation.
The Company’s consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments, that are stated at fair value. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations.
Effective January 1, 2025, the Company reclassified its captions on the consolidated statements of operations and comprehensive loss to better align with the Company’s increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to the Company's product offerings or advanced technology programs if they are related to the Company's service offerings. As a result, for the year ended December 31, 2024, the amounts presented have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of intangible assets and property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, the incremental borrowing rate to measure the operating lease right of use assets, the effective interest rate of the vendor financing agreement, the fair value of assets acquired and liabilities assumed of a business combination, the capitalization of interest, stock-based compensation, and the obsolescence of satellite work in process and inventory.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash
The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations. Restricted cash represents certificates of deposits held by a bank as a compensating balance for letters of credit that are required by certain contracts with customers and cash collateral for leasing arrangements.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.

As of December 31, 2025 and 2024, the Company’s short-term investments had a carrying value, representing amortized cost, of $82.0 million and $39.4 million, respectively, and an aggregate fair value, representing a Level 1 measurement based off of the fair value hierarchy, of $82.1 million and $39.4 million, respectively.
Accounts Receivable - net
Accounts receivable represent customer obligations due to the Company for the purchase of our products and services under normal trade terms, without collateral. Most of the Company's sales are with domestic and international government and agencies, which limits uncollectible accounts receivable. The Company reviews accounts receivable on a periodic basis to determine collectability. The Company reserves for any accounts receivable balances that are determined to be uncollectible as an allowance for doubtful accounts. After all attempts to collect an accounts receivable have failed, the accounts receivable balance is written off against the allowance for doubtful accounts. The Company assessed all existing accounts receivable and recorded an allowance for doubtful accounts of $50 thousand and $45 thousand as of December 31, 2025 and 2024, respectively.

Inventories
Inventories are production costs associated with anticipated future revenue contracts. As of December 31, 2025 and 2024, the Company had $6.2 million and $6.0 million, respectively, of work in process inventory. Inventories are stated on a consistent basis at the lower of historical cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company estimates future sales and will write down excess inventories as needed. The Company had a reserve of $0 for inventory as of December 31, 2025 and 2024. The Company’s estimates of future sales are based on confirmed and expected customer contracts. The carrying values of inventories approximated their fair values as of December 31, 2025 and 2024.

Prepaid Expenses and Other Current Assets
Prepaid expenses are advance payments made in the ordinary course of business and are amortized on a straight-line basis over the period of benefit. As of December 31, 2025, the Company recognized expected insurance recoveries as a current asset. These expected insurance recoveries relate to a contingent liability for an ongoing claim that is expected to be resolved within insurance limits. See Note 23—“Commitments and Contingencies” for additional information on the contingent liability. The carrying values of prepaid expenses and other current assets approximated their fair values as of December 31, 2025 and 2024

Property and Equipment - net
Property and equipment are stated at cost, less accumulated depreciation. In the consolidated statements of operations and comprehensive loss, the Company recognizes depreciation expense on a straight-line basis over the estimated useful life of the asset to its residual value.

The estimated useful lives are as follows:

Estimated useful lives (years)
Satellites	3 - 5
Capitalized software	3
Office furniture and fixtures	5
Production and engineering equipment	3 - 6
Computer equipment and software	3
Site and other equipment	3 - 4
Leasehold improvements	shorter of useful life or remaining lease term
Capitalized satellite costs include material costs, labor costs incurred from the start of the pre-acquisition stage through the construction stage, insurance, interest, and the costs incurred to launch the satellite into orbit for its intended use. Labor costs incurred prior to and after the pre-acquisition and construction stages are charged to expense. Once the satellite has reached orbit and makes contact with the Company's network, the Company commences depreciation. The designated useful life of the Company's satellites is recognized using the straight-line method. Subsequent to launch, the Company's satellites must meet certain performance and operational criteria to be deemed commercially viable. If the criteria are not met, the Company assesses the satellite for impairment.
The Company capitalizes internal and external costs that are incurred to develop and implement internal-use software, which consist primarily of costs related to design, coding, and testing. Internal costs include salaries and allocations of fringe and stock-based compensation for employees developing our internal-use software. When such software is ready for its intended use, capitalization ceases and costs are amortized on a straight-line basis over the estimated life to either depreciation or cost of sales depending on the nature of the software. Costs incurred prior to and after the application development stage are charged to expense. The Company regularly reviews its capitalized software projects for impairment.

Leases
The Company leases office space under various non-cancellable operating leases with varying lease expiration dates through 2036. Several leases contain renewal options and termination options that were not reasonably certain to be exercised upon inception of the lease and are not included in the lease expiration dates. The Company determines whether a contract is or contains a lease and, if applicable, whether the lease should be classified as an operating or finance lease at contract inception.
Operating leases are included in the following lines in the consolidated balance sheets: operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and long-term operating lease liabilities.
ROU assets represent the Company’s right to use the underlying assets for the lease term, whereas lease liabilities represent the Company’s obligation to make lease payments arising from its leases. ROU assets and lease liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. For leases where the rate is not determinable, the Company determines the incremental borrowing rate. The Company does not recognize a ROU asset and a lease liability for leases with an initial term of 12 months or less; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Many of the Company’s lease agreements contain incentives for tenant improvements. For tenant improvement incentives received, if the incentive is determined to be a leasehold improvement owned by the lessee, the Company generally records the incentives as a reduction to the ROU asset, which reduces rent expense over the lease term. For these lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use. The Company’s lease arrangements may also contain multiple lease components, such as fixed rent payments and non-lease components, such as common-area maintenance (“CAM”) costs. The Company elected not to separate the lease and non-lease components for new and modified leases executed after the adoption date. The Company's variable lease expense primarily consists of CAM expenses paid directly to lessors of real estate leases. Finance leases are not material to the Company's consolidated financial statements and the Company is not a lessor in any material arrangements. The Company does not have any material restrictions or covenants in its lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

Goodwill, Intangible Assets - net, and Other Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price in a business acquisition over the fair value of the identifiable assets acquired less the liabilities assumed in a business acquisition.
Goodwill is tested annually for impairment, as of October 1, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level by first taking a qualitative approach to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If the Company determines that it is more likely than not that a reporting unit's fair value is less than its carrying amount, the Company then compares the reporting unit’s carrying amount to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In testing for goodwill impairment, the Company may utilize a mix of income and market approaches that include the use of comparable multiples of publicly traded companies whose services are comparable to ours. The Company concluded it has one reporting unit as of December 31, 2025 with goodwill of $10.3 million.
The Company continuously evaluates whether indicators of impairment exist to determine whether it is necessary to perform a quantitative goodwill impairment test. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a significant decline in the Company's common stock value, a significant decline in the Company's expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group within a reporting unit, or slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements.
Long-Lived Assets and Intangible Assets
The Company reviews long-lived assets, including intangible assets, property and equipment, satellite work in process and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. A triggering event for assessing impairment can be a change in the estimated useful life of an intangible asset. Once a triggering event is identified and we conduct an analysis for impairment, we compare the undiscounted cash flows expected to be generated from the long-lived assets (or asset group) to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are not impaired. If the net book value exceeds the undiscounted cash flows, we measure and recognize an impairment charge based upon the difference between the carrying value of long-lived assets (or asset group) and their fair value.
Finite-lived intangible assets include various assets that are subject to amortization, including trade names, trademarks, and customer relationships. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of the Company's finite-lived intangible assets are as follows:

Estimated useful lives (years)
Trade names and trademarks	2
Customer relationships	10

Indefinite life intangible assets are made up of in-process research and development, which has an indefinite life until development is complete. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

Satellite Work in Process
Satellite work in process primarily represents amounts paid to third party vendors for components to manufacture the Company's satellites, internal labor costs incurred to develop and integrate the Company's satellites, including salaries and allocations of fringe and stock-based compensation, launch and launch-related costs provided by third-party vendors and capitalized interest. The Company calculates capitalized interest using the weighted average of the stated interest rates of all the financing arrangements in place, based on the amount of cash paid for capital expenditures.
Satellite work in process capitalized, but not yet paid, is recognized as the Company has the rights to the in-process assets being engineered on the Company's behalf or a refund of amounts paid to date, less certain costs. At launch, these costs, and other costs incurred to put a satellite into service, are aggregated and reclassified as property and equipment, subject to depreciation (Note 9). Since the acquisition of BlackSky Satellite Systems, the Company capitalizes depreciation on assets that are used directly in the production of the satellites. Capitalized depreciation expense is recorded as satellite work in process and will begin depreciation once the satellite is placed into service. At times, the Company may assign certain incurred work in process costs to a customer customized satellite procurement contract and will transfer those costs from satellite work in process to mission solutions costs, excluding depreciation and amortization in the consolidated statements of operations and comprehensive loss; these amounts are also presented as transfer of satellite work in process to mission solutions costs in the consolidated statements of cash flows.

Equity Method Investments
As noted in Note 1 and Note 7, in November 2024, the Company acquired the remaining 50% of the common units of BlackSky Satellite Systems, f/k/a LeoStella, which is now a wholly-owned subsidiary of the Company. Prior to the acquisition, the Company had the ability to exercise significant influence, but not control, over LeoStella and accounted for it under the equity method of accounting, including it as an investment in equity method investees on the Company's consolidated balance sheets.
Significant influence typically exists if a Company has a 20% to 50% ownership voting interest in the investee or retains a voting seat on the investee's board of directors. In evaluating whether the Company had significant influence, the Company considered the nature of its ownership interest in the investee, as well as other factors that may have given the Company the ability to exercise significant influence over the investee's operating and capital financial policies. Under the equity method of accounting, the Company's share of the net earnings or losses of the investee were included in the Company's consolidated statements of operations and comprehensive loss. Other than the gain related to the step up acquisition, the Company did not record any percentage of BlackSky Satellite System's, f/k/a LeoStella's, estimated net loss during the year ended December 31, 2024 since the investment in LeoStella was $0 as of December 31, 2023.

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
The process for analyzing the fair value measurement of certain financial instruments on a recurring, or non-recurring, basis includes significant judgment and estimates of inputs including, but not limited to, share price, volatility, discount for lack of marketability, application of an appropriate discount rate, and probability of liquidating events. The Company utilizes the market valuation methodology and specific option pricing methodology, such as the Monte Carlo simulation, to value its more complex financial instruments, whereas the Company utilizes the Black-Scholes option-pricing model to value standard common stock warrants and common stock options.
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

Revenue Recognition
The Company generates revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs. Revenue generated from space-based intelligence & AI services and advanced technology programs is classified as service revenue and revenue generated from mission solutions is classified as product revenue. Space-based intelligence & AI services revenue is largely generated from subscription contracts with domestic and international government agencies and includes imagery, data, software, and analytics. This revenue is primarily recognized from services rendered under non-cancellable subscription order agreements or, in limited circumstances, variable not-to-exceed purchase orders. Mission solutions revenue is generated from firm-fixed price long-term engineering and construction contracts related to the Company's product offerings. Advanced technology programs revenue is primarily generated from firm fixed price service solutions, cost-plus service contracts and on a time and materials basis.
In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Accounting Standards Codification (“ASC”) 606”), the Company uses the five-step model of identifying the contract with a customer, identifying the performance obligations contained in a contract, determining the transaction price, allocating the transaction price, and determining when performance obligations are satisfied. Application of this model requires the application of significant judgment, as further discussed below.
Revenue is measured as the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited amount of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally provided on a prospective basis. The Company did not have any active contracts with significant variable consideration as of December 31, 2025.

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue include imagery delivered from the Company’s proprietary satellite constellation and BlackSky Spectra software platform and in, limited cases, imagery directly uploaded to certain customers. Customers can directly task the Company's proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. The Company offers customers several service level subscription options that include on-demand tasking or multi-year assured access programs. Assure access customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery revenue is recognized over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or analytics at the discretion of the customer. These products, based on the context of the contract, are capable of being distinct performance obligations.
The Company leverages proprietary AI and ML algorithms to analyze data coming from both the Company’s proprietary sensor network and third-party space and terrestrial sources to provide hard-to-get data, insights, and analytics for customers. The Company continues to integrate and enhance its offerings by performing contract development, while retaining the intellectual property rights. The Company also offers services related to object, change and anomaly detection, site monitoring, and enhanced analytics services that can detect key pattern of life changes in critical locations such as ports, airports, and construction sites; retail activity; commodities stockpiles; and other sites that contain critical commodities and supply chain inventory.
The Company's analytics services are also offered on a similar subscription basis and provide customers with access to the Company's site monitoring, event monitoring and global data services. Analogous with the recognition of revenue for imagery, software analytical services revenue is recognized ratably over the subscription period.

Mission Solutions Revenue
The Company provides mission solutions, which develop and deliver customized advanced satellite and payload systems for a limited number of customers, leveraging the Company’s capabilities in mission systems engineering and operations. These offerings furnish government customers with an end-to-end pathway to customized sovereign space-based intelligence capabilities, enabling nations to accelerate the development, launch, and operation of their own space programs with full autonomy and control, ground station operations, and software and systems development. Mission solutions revenue is generated from cost-plus contracts and firm fixed price long-term engineering and development contracts.

Advanced Technology Programs Revenue
The Company offers various advanced technology programs, including technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. These services, based on the context of the contract, are capable of being distinct performance obligations.
Advanced technology programs revenue is primarily generated from cost-plus contracts, and time and materials basis contracts and firm-fixed price service solutions contracts. For contracts structured as cost-plus or on a time and materials basis, the Company recognizes revenue based on the right-to-invoice when practically expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

Estimate at Completion ("EAC") Adjustments
For firm fixed price mission solutions and advanced technology programs contracts, the Company recognizes revenue over time using the cost to cost input method to measure progress to complete the performance obligation. A performance obligation's EAC includes all direct costs such as labor, fringe, materials, subcontract costs and overhead. The Company uses significant judgment to estimate total costs at completion on a performance obligation by performance obligation basis including, but not limited to, labor productivity, program schedule, technical risk analysis, complexity, scope of the work and identified risks. Due to the continuous nature of the work, as well as when a change in circumstances warrants a modification, the EAC is reviewed and may result in cumulative changes to the contract profit. The Company recognizes changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis in the period in which the change is identified. If, at any time, the estimate of contract profitability indicates a probable anticipated loss on a contract, the Company recognizes the total loss as and when known. The following table presents the effect of aggregate net EAC adjustments on the Company's contracts:

	Years Ended December 31,
	2025(1)	2024(2)
	(in thousands)
Revenue	$8,504	$1
Basic and diluted net loss per share	$0.25	$0.00
(1) The year ended December 31, 2025 included an incremental change in a performance obligation of $7.8 million from a contract modification of an existing advanced technology programs contract. The remaining EAC adjustments are not individually significant to the Company.
(2) The year ended December 31, 2024 included a favorable EAC adjustment of $1.1 million for an existing advanced technology programs contract. The remaining EAC adjustments are not individually significant to the Company.

Costs and Expenses
Space-based intelligence & AI services costs primarily include cloud computing and hosting services, internal labor to support the ground station network and space operations, and third-party data and imagery. Mission solutions costs primarily include the cost of direct materials to build and test specific components, such as the communications system, payloads, and sensor integration, as well as internal labor for design and engineering in support of long-term development contracts for customized customer satellites and payload systems. The Company also recognizes internal labor costs and external subcontract labor costs for its customer-centric software products. Advanced technology programs costs primarily include the cost of internal labor for service solutions that enhance customer adoption and operational integration of our technology.
Additionally, the Company recognizes stock-based compensation expense for those employees who provide direct labor to support the Company's product and service offerings.

Research and Development Costs
The Company incurs research and development costs, which are expensed as incurred, for researching next generation space and ground architectures in support of its long-term strategy. With the Company's acquisition of BlackSky Satellite Systems, f/k/a LeoStella, in November 2024, research and development expense also includes investments in next generation satellite design and functionality. In addition, the Company recognizes costs incurred before the technological feasibility stage for internal projects, such as aerospace and other satellite developments, as research and development costs.

Advertising Costs
Advertising costs are expenses associated with promoting the Company’s services and products. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, advertising costs were $2.0 million and $1.6 million, respectively.

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
The Company measures deferred tax assets based on the amount that the Company believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including reversals of existing taxable temporary differences, tax-planning strategies, and historical results of recent operations. In evaluating the objective evidence that historical results provide, the Company considers three trailing years of cumulative operating income or loss. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2025 and 2024. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future.
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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s consolidated balance sheets as of December 31, 2025. The Sponsor Shares are adjusted to fair value at each reporting period and any net gains or losses in the change in fair value are recognized in loss on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to certain employees, for which the grant date fair value is equal to the fair value of the Class A common stock on the date of grant. In order to determine the fair value of its Class A common stock on the date of grant prior to the Merger, the Company historically performed a valuation analysis using a combination of market and income approaches. Subsequent to the Merger, the Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards where vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period.
Certain of the Company’s RSUs had performance vesting conditions that were triggered upon the consummation of the Merger. Therefore, since the performance conditions attributable to these RSUs had been met, the Company commenced recording the associated compensation expense, inclusive of a catch-up amount for the service period between their grant date and satisfaction of the performance condition, as of the closing of the Merger. The fair value of the RSUs that included a performance condition was recognized as compensation expense over the requisite service period using the accelerated attribution method, which accounts for RSUs with discrete vesting dates as if they were separate awards. The Company has not issued any RSUs with performance conditions since 2021 and there were no such RSUs outstanding as of December 31, 2025. Expense related to stock-based payments is classified in the consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options issued under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option is estimated as of the date of grant. The Company granted stock options during the year ended December 31, 2025 and used the following inputs when applying the Black-Scholes option pricing model:
Expected Dividend Yield: The Black-Scholes valuation model requires an expected dividend yield as an input. The dividend yield is based on historical experience and expected future changes. The Company has not historically paid and currently has no plans to pay dividends on its Class A common stock.
Expected Volatility: The Company does not have sufficient historical share price history; therefore, the Company estimated expected volatility based upon the historical share price volatility of guideline comparable companies.
Risk-free Interest Rate: The Company used the yield on actively traded non-inflation indexed U.S. Treasury notes to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term: For options granted since 2021, as there is not a significant history of option exercises as a public company, the Company considered the stock option vesting terms and contractual period, as well as the demographics of the holders, in estimating the expected term. The Company will review its estimate in the future and adjust it, if necessary, due to changes in the Company’s historical exercises.

The most significant assumption used to determine the fair value of Legacy BlackSky's equity-based awards was the estimated fair value of the Legacy BlackSky Class A common stock on the grant date. Prior to the Merger, in order to determine the fair value of its Class A common stock on the date of grant. Legacy BlackSky historically relied on a valuation analysis performed using a combination of market and income approaches. After the Merger, the Company uses the NYSE trading price as the fair value of the Company's Class A common stock for valuation purposes.

Warrant Liabilities
In October 2019, Osprey, BlackSky's predecessor company and a special purpose acquisition company, issued 2.0 million public warrants and 1.0 million Private Placement Warrants in connection with its public offering. In March 2023, the Company issued 2.1 million Private Placement Warrants in connection with a private placement of shares of Class A common stock and accompanying warrants. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
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
As of December 31, 2025, the Company’s consolidated balance sheets included liability classified warrants, reported as derivative liabilities. The Company estimated the fair value of the public warrants as of December 31, 2025 using the public warrants’ quoted market price. The October 2019 and March 2023 Private Placement Warrants were valued using a Black-Scholes option pricing model for initial and subsequent measurements. The liabilities associated with the public warrants and the Private Placement Warrants are subject to re-measurement at each balance sheet date until exercised, and any net gains or losses in the change in fair value is recognized in loss on derivatives in the Company’s consolidated statements of operations and comprehensive loss.

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
The Company has also incurred lender fees and other incremental third-party costs associated with its debt financing, as described in Note 15. Lender fees have been capitalized and included in either debt - current portion or long-term debt - net of current portion in the consolidated balance sheets, depending on the classification of the associated debt.

Additionally, the Company incurs legal fees, accounting fees, information technology fees, and other incremental third-party costs, including the business acquisition in 2024, as described in Note 7. Transaction fees are expensed as incurred as selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Deferred Offering Costs
Deferred offering costs consist of legal fees, accounting fees, underwriting fees, and other third-party costs that are directly related to the Company’s future equity offering(s) and will be charged to additional paid in capital upon the completion of the applicable future transactions.

Business Combinations
Business acquisitions are accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations, and are included in the Company's consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized if the fair value of the purchase consideration transferred, or the fair value of the acquirer’s interest in the acquiree if no consideration is transferred, and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. In determining the fair value of identifiable assets, the Company uses various valuation techniques that require it to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.

3. Accounting Standards Updates (“ASU”)

Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company adopted ASU 2023-09 using the retrospective approach during the year ended December 31, 2025. See Note 14—“Income Taxes” for further detail.
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

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. The Company is in the early stages of evaluating the adoption impact and cannot yet reasonably estimate the impact to the consolidated financial statements.

4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. The CODM has utilized consolidated net loss to assess financial performance and allocate resources. Accordingly, for the years ended December 31, 2025 and 2024, the Company was deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprised the continuing operations of the Company’s single operating and reportable segment, provided space-based intelligence products and services through three integrated revenue streams—space-based intelligence & AI services, mission solutions, and advanced technology programs—along with related costs, primarily consisting of cloud computing and hosting services, direct materials to build and test specific components, and internal labor for service solutions that enhance customer adoption and operational integration of the Company's technology.
Effective January 1, 2025, the Company reclassified its captions on the consolidated statements of operations and comprehensive loss to better align with the Company’s increasing portfolio of mission solutions product offerings and advanced technology program service offerings. See Note 2—"Basis of Presentation and Summary of Significant Accounting Policies" for further detail. The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Revenue
Space-based intelligence & AI services	$65,116	$70,062
Mission solutions	21,214	5,930
Advanced technology programs	20,245	26,101
Total revenue	106,575	102,093
Costs and expenses
Space-based intelligence & AI services direct labor costs	3,829	2,502
Space-based intelligence & AI services direct materials costs	12,763	11,405
Mission solutions direct labor costs	1,480	1,896
Mission solutions direct materials costs	9,461	3,056
Advanced technology programs direct labor costs	6,481	7,270
Advanced technology programs direct materials costs	1,289	1,303
Salaries and benefit costs	44,359	41,742
Stock-based compensation expense(1)	13,564	10,526
Other segment items(2)	29,907	23,145
Depreciation and amortization	30,343	43,536
Loss on derivatives	8,012	2,815
Loss on debt extinguishment	4,140	—
Income on equity method investments	—	(879)
Interest income	(3,804)	(1,560)
Interest expense	14,946	12,187
Other income, net	(60)	(3)
Income tax expense	125	370
Net loss	$(70,260)	$(57,218)
(1) Relates to stock-based compensation expense within selling, general, and administrative costs.
(2) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of December 31, 2025 and 2024, the Company's segment assets, which are equal to the Company's consolidated assets on the consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

5. Revenue
Disaggregation of Revenue
The Company generates revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs, primarily to domestic and international government agencies. Effective January 1, 2025, the Company reclassified its captions on the consolidated statements of operations and comprehensive loss to better align with the Company’s increasing portfolio of mission solutions product offerings and advanced technology program service offerings. See Note 2—"Basis of Presentation and

Summary of Significant Accounting Policies" for further detail. The approximate revenue based on the geographic location of end customers was as follows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(in thousands)
United States	$46,229	$63,004
Rest of world	60,346	39,089
Total revenue	$106,575	$102,093
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. For the years ended December 31, 2025 and 2024, the rest of world had three and two countries, respectively, that generated 10% or more of the Company's total revenue. For the years ended December 31, 2025 and 2024, the Company had the following customers whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue:

		Revenue
		Years Ended December 31,
Customer	Geographic Area(1)	2025	2024
U.S. federal government and agencies	United States	43%	60%
Customer B	Rest of world	17%	16%
Customer C	Rest of world	15%	*
Customer D	Rest of world	14%	12%

		Accounts Receivable
		As of December 31,
Customer	Geographic Area(1)	2025	2024
U.S. federal government and agencies	United States	*	76%
Customer B	Rest of world	*	*
Customer C	Rest of world	50%	*
Customer D	Rest of world	11%	*
* Revenue and/or accounts receivable from these customers were less than 10% of total revenue and/or accounts receivable during the period.
(1) As of December 31, 2025 and 2024, each customer whose revenue and accounts receivable balances individually represented 10% or more of the Company’s total revenue relates to a unique country whose revenue also individually represented 10% of total revenue.
Revenue from categories of end customers for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
U.S. federal government and agencies	$45,778	$61,257
International governments	57,993	37,970
Commercial and other	2,804	2,866
Total revenue	$106,575	$102,093

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of December 31, 2025, the Company had $345.3 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, a portion of which is recorded in deferred revenue in the consolidated balance sheets, of $77.3 million, $55.2 million, and $212.8 million in, fiscal year 2026, fiscal year 2027, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Contract assets - current:
Unbilled revenue	$28,595	$27,852
Total contract assets - current	$28,595	$27,852

Contract assets - long-term:
Unbilled revenue - long-term	$—	$173
Other contract assets - long-term	680	937
Total contract assets - long-term(1)	$680	$1,110

Contract liabilities - current:
Deferred revenue - current	$20,518	$2,160
Other contract liabilities - current	—	23
Total contract liabilities - current	$20,518	$2,183

Contract liabilities - long-term:
Deferred revenue - long-term	$9,948	$—
Other contract liabilities - long-term(2)	555	678
Total contract liabilities - long-term	$10,503	$678
(1) Total contract assets - long term is included in other assets in the consolidated balance sheets.
(2) Other contract liabilities - long term is included in other liabilities in the consolidated balance sheets.
Contract liabilities include payments received and billings made in advance of the satisfaction of performance obligations under a contract and are realized when the associated revenue is recognized under a contract. Contract assets include unbilled revenue, which is the amount of revenue recognized in excess of the amount billed to customers, where the rights to payment are not just subject to the passage of time; and costs incurred incremental to the contract to fulfill contract obligations. Other contract assets and other contract liabilities primarily relate to contract commissions on customer contracts.

Changes in short-term and long-term contract assets and contract liabilities for the year ended December 31, 2025 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2025	$28,962	$2,861
Billings or revenue recognized that was included in the beginning balance	(15,846)	(1,712)
Changes in contract assets or contract liabilities, net of reclassification to receivables	8,005	30,111
Cumulative catch-up adjustment arising from changes in estimates to complete during the year	8,411	(93)
Changes in costs to fulfill and amortization of commission costs	(257)	—
Changes in contract commission costs	—	(146)
Balance as of December 31, 2025	$29,275	$31,021

7. Business Acquisition
In November 2024, the Company acquired the remaining 50% of the common units of BlackSky Satellite Systems, f/k/a LeoStella, and it is now a wholly-owned subsidiary of the Company. Purchase consideration of $0.8 million consisted of the value of the Company's 50% ownership in BlackSky Satellite Systems at the time of the business combination. The following table presents the final purchase price allocation as of December 31, 2025, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Assets
Current assets, including cash acquired of $541	$1,607
Property and equipment	4,963
Intangible assets:
In-process research and development	3,500
Trade names and trademarks	1,200
Total intangible assets	4,700
Other assets	1,525
Total assets	$12,795

Liabilities
Current liabilities	$11,709
Other liabilities	970
Total liabilities	$12,679
Goodwill of $0.9 million from the business acquisition was primarily attributed to the value expected from the workforce acquired from the acquisition. In addition, $0.4 million of the recognized goodwill is deductible for income tax purposes.
The Company determined the acquisition-date fair value using a combination of cost approaches and discounted cash flow methods. With respect to intangible assets, the estimated fair values were determined based on relief from royalty and multi-period excess earnings methods. These models used primarily Level 3 inputs, including estimates of projected revenue growth rates, projected EBITDA margins, and an estimated discount rate.

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

Year Ended December 31, 2024

(in thousands)
Pro forma revenue	107,032
Pro forma net loss	(68,128)

8. Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets were as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Receivable for insurance recoveries	$7,603	$—
Prepaid expenses	4,505	3,981
Other current assets	221	375
Total prepaid expenses and other current assets	$12,329	$4,356
As of December 31, 2025, the Company recognized a current asset for expected insurance recoveries related to a contingent liability where the loss is expected to be within insurance limits.

9. Property and Equipment - net
The following summarizes property and equipment - net as of:

	December 31,	December 31,
	2025	2024
	(in thousands)
Satellites	$143,440	$107,004
Software	46,245	32,587
Office furniture and fixtures	9,086	9,171
Software development in process	3,925	3,656
Production and engineering equipment	3,421	2,986
Site equipment	2,682	2,502
Computer equipment	1,705	1,578
Other equipment	999	812
	211,503	160,296
Less: accumulated depreciation	(132,466)	(114,683)
Property and equipment — net	$79,037	$45,613

Depreciation of property and equipment was $29.3 million and $42.9 million for the years ended December 31, 2025 and 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill
The Company performed an annual qualitative goodwill assessment related to its reporting unit as of October 1, 2025. The Company determined that no triggering events occurred that would require the Company to quantitatively test goodwill for impairment during the year ended December 31, 2025. As of December 31, 2025, the Company believes that the estimated fair value of its reporting unit remains significantly in excess of its respective carrying value and therefore is not at-risk of being impaired. As a result, the Company did not have any impairment losses during the years ended December 31, 2025 and 2024. To the extent this reporting unit realizes actual operating results below forecasted results, realizes decreases in forecasted results as compared to previous forecasts, or the estimated fair value of the reporting unit decreases (as a result of, among other things, changes in market capitalization, including further declines in the stock price), the Company may incur goodwill impairment charges in the future. Goodwill was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Value of Goodwill
	(in thousands)
	December 31, 2025
Balance as of January 1, 2025	$10,260	$—	$10,260
Fair value adjustment related to acquisition	19	—	19
Balance as of December 31, 2025	$10,279	$—	$10,279

	December 31, 2024
Balance as of January 1, 2024	$9,393	$—	$9,393
Acquisition	867	—	867
Balance as of December 31, 2024	$10,260	$—	$10,260

Intangible Assets - net
Intangible assets - net was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
	December 31, 2025
Finite-lived intangible assets:
Trade names and trademarks	$1,200	$(512)	$688
Customer relationships	5,614	(5,380)	234
Total finite-lived intangible assets:	6,814	(5,892)	922
Indefinite-lived intangible assets:
In-process research and development	3,500	—	3,500
Total intangible assets at December 31, 2025	$10,314	$(5,892)	$4,422

	December 31, 2024
Finite-lived intangible assets:
Trade names and trademarks	$1,200	$(49)	$1,151
Customer relationships	5,614	(4,819)	795
Total finite-lived intangible assets:	6,814	(4,868)	1,946
Indefinite-lived intangible assets:
In-process research and development	3,500	—	3,500
Total intangible assets at December 31, 2024	$10,314	$(4,868)	$5,446

For the years ended December 31, 2025 and 2024, amortization expense related to intangible assets was $1.0 million and $0.6 million, respectively. These amounts are included in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it will have the following amortization expense related to finite-lived intangible assets for the future periods indicated below:

For the years ending December 31:	(in thousands)
2026	$922
2027	—
2028	—
2029	—
2030	—
Total	$922

11. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Accounts payable	$2,340	$8,239
Accrued payroll	6,163	7,481
Accrued capital expenditures	4,288	542
Accrued professional services, legal, and other general and administrative	950	1,656
Accrued cost of goods sold and other expenses	1,204	2,501
Total accounts payable and accrued liabilities	$14,945	$20,419

12. Other Current Liabilities
The components of other current liabilities were as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Accrued interest	$7,635	$378
Contingent liabilities	7,495	158
Operating lease right-of-use liabilities	769	775
Other current liabilities	162	182
Total other current liabilities	$16,061	$1,493
The Company accrued a contingent liability and an offsetting current receivable as of December 31, 2025 related to a contingent liability where the loss is within insurance limits. See Note 23—“Commitments and Contingencies” for additional information on the contingent liability.

13. Employee Benefit Plan
The Company has a 401(k) savings plan. Eligible employees may voluntarily contribute a percentage of their compensation to their 401(k) plan account. The Company provides a 401(k) employer match of 50% of the first 6% of the employee’s contribution of eligible compensation. The 401(k) employer match expense was $1.3 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

14. Income Taxes

The Company's consolidated effective income tax rate from continuing operations for the years ended December 31, 2025 and 2024 was -0.18% and -0.70%, respectively. The Company's provision for income taxes for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Current:
Federal	$—	$—
State	—	205
Foreign	125	165
Total current	125	370

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total provision for income taxes	$125	$370
The Company’s primary operations are located domestically. The Company is subject to tax in one foreign jurisdiction. The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% to loss before income taxes due to the following items for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	($ in thousands)
United States statutory tax rate	$(14,728)	21.00%	$(11,938)	21.00%
State and local income taxes, net of federal income tax effect (1)	—	—	162	-0.29
Foreign tax effects:
Other foreign jurisdictions	125	-0.18	165	-0.29
Changes in valuation allowances	6,822	-9.73	10,046	-17.67
Nontaxable or nondeductible items:
Stock option deduction	(902)	1.29	1,288	-2.27
Warrant fair market value remeasurement	2,868	-4.09	591	-1.04
(Income)/loss on EMI	—	—	(185)	0.32
Executive compensation limitation	2,066	-2.95	324	-0.57
Other	257	-0.37	176	-0.31
Other adjustments:
Adjustment of deferred tax liabilities - other	279	-0.40	(259)	0.46
Adjustment of deferred tax assets - capital loss expiration	3,338	-4.76	—	—
Effective Tax Rate	$125	-0.18%	$370	-0.65%
(1) State taxes in Virginia made up the majority (greater than 50 percent) of the tax eﬀect in this category.

Income taxes paid (net of refunds) for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Federal	$—	$—
State(1)	20	376
Foreign(2)	177	100
(1) All state income taxes paid were paid to Virginia for the years ended December 31, 2025 and 2024.
(2) All foreign income taxes paid were paid to the United Kingdom for the years ended December 31, 2025 and 2024.
The deferred income tax expense as of December 31, 2025 and 2024 was $0. The tax benefits associated with losses generated by the consolidated group have been reduced by a full valuation allowance as the Company does not believe it is more likely than not that the losses will be utilized.
Deferred tax assets and liabilities as of December 31, 2025 and 2024, consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$84,257	$73,482
Sec. 163(j) carryforwards	14,330	11,603
Accruals and reserves	1,406	1,664
Deferred revenue	209	115
Capital loss carryforward	—	3,993
Section 174 research expenditures	8,382	11,869
Other deferred tax assets	7,403	7,223
Total deferred tax assets	115,987	109,949
Valuation allowance	(114,479)	(108,162)
Total net deferred tax assets	1,508	1,787
Deferred tax liabilities:
Basis difference in intangibles	(654)	(1,233)
Other deferred tax liabilities	(854)	(554)
Total deferred tax liabilities	(1,508)	(1,787)

Net deferred tax liabilities	$—	$—
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
Below is a summary of the Company's estimated loss and tax credit carryforwards. In the year ended December 31, 2022, the Company performed a historic ownership change analysis and concluded that $1.5 million of federal net operating loss carryforwards pre-tax attributes were subject to limitations, as defined by the Internal Revenue Code Sections 382 and 383, will go unutilized.

	Tax Effected	Expiration
	($ in thousands)
Federal net operating loss ("NOL") carryforward	$8,313	2033-2037
Federal NOL carryforward	65,092	Indefinite
State NOL carryforwards	10,852	2034-2043
At December 31, 2025 and 2024 the Company had $349.1 million and $299.6 million of NOL carryforwards for U.S. federal tax purposes, respectively. U.S. federal tax NOL carryforwards generated prior to 2018 of $39.6 million will expire, if unused, between 2033-2037. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2025, the Company had $309.5 million of NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of its taxable income annually.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. Tax years 2015-2024 remain open for examination.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	2025	2024
	(in thousands)
Unrecognized tax benefits - January 1	$9,006	$9,006
Gross increase - tax positions in current period	—	—
Gross increase - tax positions in prior period	—	—
Unrecognized tax benefits - December 31	$9,006	$9,006
For the year ended December 31, 2025, the majority of the unrecognized tax benefits is from the valuation of guaranteed incentive shares issued for parties that guaranteed the Company's Silicon Valley Bank debt prior to the Merger. The balance of unrecognized tax benefits as of December 31, 2025 and 2024, if recognized, would not affect the Company's effective tax rate and would result in adjustments to other tax accounts, primarily deferred tax assets and the net operating loss carry forward.

15. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	December 31,	December 31,
	2025	2024
	(in thousands)
Current portion of long-term debt	$7,971	$2,000
Non-current portion of long-term debt	199,917	107,034
Total long-term debt	207,888	109,034
Unamortized debt issuance costs	(6,771)	(1,371)
Outstanding balance	$201,117	$107,663

	Effective Interest Rate	December 31,	December 31,
Name of Loan		2025	2024
		(in thousands)
Convertible Senior Notes	8.73%	$185,000	$—
Satellite launch vendor financing	7.30% - 11.62%	22,888	6,000
Loans from related parties	12.23% - 12.57%	—	93,034
Commercial bank line	10.98%	—	10,000
Total		$207,888	$109,034

Convertible Senior Notes
In July 2025, the Company issued $185.0 million aggregate principal amount of Convertible Senior Notes in a private offering. The Convertible Senior Notes mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The following table summarizes the interest expense for the Convertible Senior Notes for the year ended December 31, 2025:

Year Ended December 31,
2025
(in thousands)
Coupon interest	$6,741
Amortization of debt issuance costs	392
Total interest expense	$7,133

Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay shares of the Company's Class A common stock, or deliver cash, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. The conversion rate of the notes will initially be 27.1909 shares of BlackSky’s Class A common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $36.78 per share of Class A common stock). The conversion rate is subject to adjustment upon the occurrence of certain events set forth in the indenture governing the terms of the Convertible Senior Notes. The Company may not redeem the Convertible Senior Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the Convertible Senior Notes, at the Company's option, on or after August 4, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if (1) the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) certain liquidity conditions are satisfied, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert such Convertible Senior Notes in connection with such make-whole fundamental change or notice of redemption.

Satellite Launch Vendor Financing
In November 2023, the Company entered into a vendor financing agreement to fund the costs of multiple satellite launches providing for $27.0 million, for which payments accrue interest at 12.6% per annum and in November 2025, the Company entered into an additional agreement for multiple satellite launches providing for

$30.6 million, for which payments accrue interest at 9.50% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date.
The Company may prepay either agreement at any time until the maturity date without premium or penalty. The outstanding debt related to the vendor financing agreements is guaranteed by the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. During the year ended December 31, 2025, the Company incurred $19.7 million of additional debt and repaid $3.6 million of principal and interest related to the satellite launch vendor financing agreements.

Loans from Related Parties
In May 2023, BlackSky and its subsidiaries entered into an Amendment to its Amended and Restated Loan and Security Agreement with Intelsat Jackson Holdings, SA (“Intelsat”) and Seahawk SPV Investment LLC (“Seahawk”), dated October 31, 2019 and previously amended on September 9, 2021. In July 2025, the Company repaid the loans owed to both entities under the loan agreement in their entirety plus accrued interest in the amount of $100.2 million.

Commercial Bank Line
In April 2024, the Company, and certain subsidiaries of the Company, as co-borrowers, entered into a commercial bank line with Stifel Bank that provided for a $20.0 million revolving credit facility. In July 2025, the Company repaid the amount owed under the revolving credit facility in its entirety plus accrued interest in the amount of $10.0 million. The Company subsequently closed the commercial bank line.

Debt Maturities
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2026	$7,971
2027	8,567
2028	5,754
2029	596
2030	—
Thereafter	185,000
Total outstanding	$207,888

Fair Value of Debt
The following table presents the fair value hierarchy of the Company’s outstanding long-term debt as of December 31, 2025:

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$204,135	$—	$—
Satellite launch vendor financing	—	—	21,822
	$204,135	$—	$21,822

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

Compliance with Debt Covenants
As of December 31, 2025, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of December 31, 2025.

16. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities are included in derivative liabilities in the Company's consolidated balance sheets and must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying consolidated statements of operations and comprehensive loss (see Note 22). As of December 31, 2025 and 2024, the Company's derivative liabilities included only equity warrants and the Sponsor Shares.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at December 31, 2025:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	(Gain) Loss in Value for the Year Ended December 31, 2025	Fair Value as of December 31, 2025
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$(918)	$810
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	(281)	203
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	(187)	42
Private Placement Warrants - Issued March 2023	1,440	17.61	N/A	9/8/2028	Liability	7,140	16,843

In July 2025, holders exercised 611 thousand of the March 2023 Private Placement Warrants, resulting in proceeds of $10.8 million to the Company in exchange for shares of Class A common stock. The Company recognized a net loss, which was recorded to loss on derivatives in the consolidated statements of operations and comprehensive loss, of $1.2 million related to the exercised warrants during the year ended December 31, 2025.
In addition, the Company has 221 thousand Class A common stock warrants outstanding that have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s consolidated balance sheets.

17. Stockholders’ Equity
Class A Common Stock

As of December 31, 2025, the Company was authorized to issue 300.0 million shares of Class A common stock and 100.0 million shares of preferred stock.
Issued and outstanding stock as of December 31, 2025consisted of 36.2 million and 35.9 million shares of Class A common stock and 2024, respectively. The par value of each share of the Class A common stock is $0.0001 per share.
The Company had reserved shares of Class A common stock for issuance in connection with the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Convertible Senior Notes	6,539	—
Restricted stock units outstanding	2,551	2,419
Private Placement Warrants (exercisable for Class A common stock) treated as liability	2,480	3,091
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Stock options outstanding	1,851	876
Common stock warrants (exercisable for Class A common stock) treated as equity	221	221
Shares available for future grant	248,154	260,456
Total Class A common stock reserved	263,773	269,040
The Company has approximately 0.3 million Sponsor Shares that are subject to specific lock-up provisions and potential forfeitures depending upon the post-Merger performance of the Company’s Class A common stock. The Sponsor Shares are required to be recorded as derivative liabilities at their fair value and adjusted to fair value at each reporting period. As a result, the Company's derivative liabilities in the consolidated balance sheets included Sponsor Shares of $2.8 million and $1.7 million as of December 31, 2025 and 2024, respectively. The Company recorded a $1.1 million loss on derivatives in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 related to the fair value adjustments of these Sponsor Shares. The Sponsor Shares have the following provisions:

Terms
Contractual Life	Seven years from the closing date of the Merger

Release Provision
Exactly half of the Sponsor Shares have a release provision (“Release”) at such time that the volume weighted average price (“VWAP”) is equal to, or greater than, $120.00 per share for ten of any twenty consecutive trading days. The remaining Sponsor Shares Release at such time that the VWAP is equal to, or greater than, $140.00 per share for ten of any twenty consecutive trading days. There is an additional provision for acceleration of the Release upon a defined change in control.

Forfeiture Provision	If, within the seven year period, the Sponsor Shares have not met the Release provisions, the Sponsor Shares will automatically forfeit and be cancelled.

18. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2025	2024
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(70,260)	$(57,218)

Basic and diluted net loss per share	$(2.09)	$(2.67)

Shares used in the computation of basic and diluted net loss per share	33,576	21,443

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive during the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
	(in thousands)
Convertible Senior Notes	6,539	—
Restricted stock units outstanding	2,551	2,419
Private Placement Warrants (exercisable for Class A common stock) treated as liability	2,480	3,091
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Stock options and ESPP shares	1,856	876
Sponsor Shares	296	296
Common stock warrants (exercisable for Class A common stock) treated as equity	221	221

19. Stock-Based Compensation
During the years ended December 31, 2025 and 2024, the Company granted equity awards under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss as indicated in the table below:

	Years Ended December 31,
	2025	2024
	(in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$263	$173
Mission solutions costs, excluding depreciation and amortization	65	52
Advanced technology programs costs, excluding depreciation and amortization	340	418
Selling, general and administrative	13,564	10,526
Total stock-based compensation expense	$14,232	$11,169

The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.7 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the consolidated balance sheets.

Stock Options
The Black-Scholes option pricing model is used to determine the fair value of stock options granted. The Company utilized assumptions concerning expected term, a risk-free interest rate, and expected volatility to determine such values. The Company granted stock options in the year ended December 31, 2025; no options were granted during 2024. A summary of the weighted-average assumptions used by the Company during the year ended December 31, 2025 is presented below:

Year Ended December 31, 2025
Fair value per common share	$9.23
Weighted-average risk-free interest rate	4.16%
Volatility	35.40%
Expected term (in years)	8.00
Dividend rate	0%

A summary of the Company’s stock option activity during the year ended December 31, 2025 is presented below:

	Options	Weighted-Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - January 1, 2025	876	$13.62
Granted	996	9.23
Exercised	(18)	0.42
Expired	(3)	15.79
Outstanding - December 31, 2025	1,851	11.38	8.04	$13,643
Exercisable - December 31, 2025	700	13.81	6.62	3,459
For exercised stock options, intrinsic value is calculated as the difference between the estimated fair value on the date of exercise and the exercise price. The total intrinsic value of exercised stock options during the years ended December 31, 2025 and 2024 was $0.2 million for each period. The total fair value of vested stock options during the years ended December 31, 2025 and 2024 was $1.4 million and $2.3 million, respectively.
As of December 31, 2025, there was $4.2 million of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
The Company granted an aggregate of 1.3 million RSUs to certain employees and service providers during the year ended December 31, 2025. The Company has two standard vesting provisions: (1) that 25% of the award will vest on the one-year anniversary of the vesting commencement date and 75% will vest ratably over twelve consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 25% of the RSUs or (2) that 33% of the award will vest on the one-year anniversary of the vesting commencement date and 67% will vest ratably over eight consecutive quarters on specified quarterly vesting dates, with the first of such quarterly vesting dates occurring at least three months after the vesting of the initial 33% of the RSUs.
A summary of the Company’s nonvested RSU activity during the year ended December 31, 2025 is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Nonvested - January 1, 2025	2,419	$9.54
Granted	1,258	13.69
Vested	(1,029)	10.54
Canceled	(97)	10.93
Nonvested - December 31, 2025	2,551	11.13
During the year ended December 31, 2025, 108 thousand of the vested, but not issued, RSUs were withheld to satisfy payroll tax withholding obligations, which was recorded to additional paid-in capital totaling $2.7 million. Unrecognized compensation costs related to nonvested RSUs totaled $25.5 million as of December 31, 2025, which is expected to be recognized over a weighted-average period of 2.3 years.

20. Leases
Total Lease Cost
The components of rent expense, which are primarily included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss, were as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Operating lease expense	$1,467	$1,399
Variable lease expense	657	341
Short-term lease expense	36	138
Sublease income	(79)	—
Total rent expense	$2,081	$1,878

Supplemental Balance Sheet Information
As of December 31, 2025 and 2024, supplemental operating lease balance sheet information consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Operating lease right of use assets - net	$3,418	$4,029

Operating lease liabilities:
Other current liabilities	$769	$775
Operating lease liabilities	7,579	8,048
Total operating lease liabilities	$8,348	$8,823
Other Supplemental Information
Other supplemental operating lease information consisted of the following for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(dollars in thousands)
Operating cash flows for operating leases	$1,232	$1,102
ROU assets obtained in exchange for new lease liabilities	$—	$5,450
Weighted average remaining lease term (in years)	8.71	9.03
Weighted average discount rate	10.15%	10.15%

21. Related Party Transactions
A summary of the Company’s related party transactions during the years ended December 31, 2025 and 2024 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Years Ended December 31,		December 31,	December 31,
	Nature of Relationship		2025	2024	2025	2024
Name		Description of the Transactions	(in thousands)
LeoStella	Former Joint Venture with Thales Alenia Space	The Company owned 50% of LeoStella, its joint venture with Thales. The Company contracted with LeoStella for the design, development and manufacture of satellites to operate its business. In November 2024, the Company acquired the remaining 50% of common units of BlackSky Satellite Systems, fka LeoStella, which is now a wholly-owned subsidiary of BlackSky.	N/A	$27,127	N/A	N/A
Ursa Space Systems	Strategic Partner	The Chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$542	500	$—	$42
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk	Design, development and manufacture of telescopes.	4,916	5,560	—	—
Seahawk	Subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Seahawk.	28,101	570	—	25,072
Intelsat Jackson Holdings, S.A. ("Intelsat"), which is now part of SES	Former debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to Intelsat to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Intelsat.	$76,391	1,844	N/A	67,962
The Company recorded revenue from related parties of $2.3 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had $3.9 million and $11.2 million, respectively, of contract assets from related parties, which the Company anticipates receiving as payments over the next 12 months. As of December 31, 2025, the amounts invoiced by the Company and due from related parties were $9.6 million. As of December 31, 2024, the amounts invoiced by the Company and due from related parties were not significant.
Prior to repaying the term loan facility in July 2025, interest was accrued and due semi-annually. The Company made interest payments of $3.8 million and $2.4 million during the years ended December 31, 2025 and 2024, respectively. In July 2025, the Company repaid the term loan facility from related parties in its entirety plus accrued interest in the amount of $100.2 million.

22. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$810	$—	$—
Private Placement Warrants - Issued October 2019	—	—	245
Private Placement Warrants - Issued March 2023	—	—	16,843
Sponsor Shares	—	—	2,750
	$810	$—	$19,838

December 31, 2024	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$1,728	$—	$—
Private Placement Warrants - Issued October 2019	—	—	713
Private Placement Warrants - Issued March 2023	—	—	13,820
Sponsor Shares	—	—	1,703
	$1,728	$—	$16,236
The carrying values of the following financial instruments approximated their fair values as of December 31, 2025 and 2024 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, and other current liabilities. See Note 7—“Business Acquisition” for additional information on the fair value of assets acquired via business acquisition.
There were no transfers into or out of any of the levels of the fair value hierarchy during the years ended December 31, 2025 or 2024.
The following is a summary of changes in the fair value of the Level 3 liabilities during the year ended December 31, 2025 and 2024:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
Warrant exercises	—	—	(10,961)
Loss (gain) from changes in fair value	1,047	(468)	13,984
Balance as of December 31, 2025	$2,750	$245	$16,843

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2024	$1,304	$583	$12,467
Loss from changes in fair value	399	130	1,353
Balance as of December 31, 2024	$1,703	$713	$13,820

23. Commitments and Contingencies
Leases
The Company leases office space under several non-cancellable operating leases with varying lease expiration dates through 2036. Future minimum lease payments under non-cancellable office leases as of December 31, 2025 are as follows:

(in thousands)
For the years ending December 31,
2026	$1,764
2027	1,469
2028	1,209
2029	1,242
2030	1,276
Thereafter	6,041
Total lease payments	13,001
Less Imputed Interest	(4,653)
Present value of lease liabilities	$8,348

Ground Station Services
The Company has service agreements for ground station services to be performed by third-parties subsequent to December 31, 2025. Future purchase commitments under non-cancellable ground station service contracts as of December 31, 2025 are as follows:

(in thousands)
For the years ending December 31,
2026	$2,405
2027	1,984
2028	1,668
2029	1,586
2030	595
Thereafter	101
$8,339

Legal Proceedings
From time to time, the Company may become involved in various claims and legal proceedings arising in the ordinary course of business, that, by their nature, are inherently unpredictable. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
The parties attended private mediation on September 9, 2025. The parties thereafter reached an agreement on a stipulation of settlement memorializing the terms of the settlement, which was filed with the Court of Chancery on January 7, 2026. See Note 12—“Other Current Liabilities” of the notes to the consolidated financial statements for further information on this settlement. A hearing with the Court to consider approval of the settlement has been scheduled for April 17, 2026. The costs of this case, including the pending settlement, if approved by the Court, will be substantially funded from insurance proceeds and are not expected to have a material impact on the Company's operations or financial condition. See Note 8—“Prepaid Expenses and Other Current Assets” of the notes to the consolidated financial statements for further information on the insurance proceeds.

Other Commitments
During the year ended December 31, 2025, the Company entered into a commitment for non-refundable multi-launch and integration services. The Company also entered into a commercial agreement with financing terms for multiple launches providing for $3.4 million to be paid upfront, and for $30.6 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 9.5% per annum. The Company may prepay at any time until the maturity date without premium or penalty. As of December 31, 2025, the minimum commitment associated with the multi-launch and integration services agreements was $8.0 million. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate. See Note 15—"Debt and Other Financing" for further detail on the satellite launch vendor financing.
In addition to the above, the Company entered into various operational commitments for the next several years totaling $30.1 million as of December 31, 2025.

24. Subsequent Events
The Company evaluated subsequent events through March 17, 2026 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.