Form 10-K/A
period 2025-12-31
BlackSky Technology Inc.
filed 2026-04-16
CIK 1753539

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

As of April 14, 2026, there were 37,109,026 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

BlackSky Technology Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

Our business and affairs are managed under the direction of our board of directors (the “Board”). Our Board currently consists of seven directors, six of whom are independent under the listing standards of the New York Stock Exchange, or the NYSE.

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

The following table sets forth the names, ages as of April 1, 2026 and certain information for each of our directors. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Class	Age	Position(s)	Director of Osprey Technology Acquisition Corp.	Director of BlackSky	Current Term Expires
Magid Abraham(2) (3)	I	67	Director	-	September 2021 - Present	2028
David DiDomenico (3)	I	55	Director	July 2019 - September 2021	September 2021 - Present	2028
Susan Gordon(3)	II	67	Director	-	September 2021 - Present	2026
Timothy Harvey(1) (2)	II	69	Director	-	September 2021 - Present	2026
Brian O’Toole	III	62	Director	-	September 2021 - Present	2027
William Porteous(1) (2)	II	53	Director, Chair	-	September 2021 - Present	2026
James Tolonen(1) (3)	III	76	Director	-	September 2021 - Present	2027
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

Ms. Gordon is the founder and principal of GordonVentures, LLC, a technology, strategy and risk consultancy and currently serves as a consultant and advisor on technology and global risk. Among other endeavors, she is a member of the board of directors of CACI, OneWeb Technologies, Freedom Consulting, and Bridge Core Federal. Ms. Gordon also serves as a Trustee of the Mitre Corporation; she is the Vice Chairperson of the National Intelligence University Foundation, and is on the Board of Advisors of the National Security Space Association. Ms. Gordon previously served on the board of directors of Avantus Federal (2020 - 2022) and SecurityScorecard (2022 – 2025). She also serves on several technology advisory boards and consults with Microsoft Corporation. Ms. Gordon is a fellow at Duke and Harvard Universities, and she continues to support Defense Department and Intelligence Community study activities. She holds a Bachelor of Science degree in zoology (biomechanics) from Duke University.

Ms. Gordon was selected to serve as a member of our Board due to her expertise and experience with an exemplary history of leadership in the intelligence community.

Timothy Harvey has served on our Board since September 2021. Mr. Harvey has been the Executive Chairperson of VTS, Inc., a leasing and asset management platform, since April 2017. Prior to that, from December 2014 to April 2017, he served as President of Commercial Solutions at BAE Systems Plc (“BAE”), a leading global defense, aerospace and security company. Mr. Harvey joined BAE as a result of BAE’s December 2014 acquisition of SilverSky, a provider of security software and managed services, where he served as CEO and was responsible for the growth and sale of the business to BAE. Mr. Harvey currently serves on the boards of OpenWeb, a social engagement platform, Candescent, a provider of digital banking solutions, NoFraud, an all-in-one fraud prevention solution, Electric AI, an information technology company that helps businesses manage their IT security, Keyfactor, a provider of secure digital identity management solutions, and the Marine Corps University Foundation. Mr. Harvey graduated with a degree in Finance from the University of Florida and served four years as an officer in the United States Marine Corps.

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

William Porteous has served on our Board since September 2021 and served on Legacy BlackSky’s board of directors from February 2015, and specifically as Chairperson of Legacy BlackSky's board from December 2018, until the closing of the merger. Mr. Porteous is a General Partner with RRE Ventures and also serves as the firm’s Chief Operating Officer. During his 25-year career as an investor, Mr. Porteous has served on the boards of more than 20 companies. In addition to serving on our Board, Mr. Porteous also currently serves as a director of Hyperspectral.AI, Nanit, Paperless Post, Pilot Fiber, Spire, Ursa Space Systems, Wave and Lovelace AI. Mr. Porteous is also Chairperson of the Dockery Farms Foundation, which he founded. From 2003 to 2018, Mr. Porteous served as an Adjunct Professor at Columbia Business School where he taught a course on venture capital. Mr. Porteous holds an M.B.A. from Harvard University, an MSc. from the London School of Economics, and a B.A. with Honors from Stanford University.

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

Our Executive Officers

The following table sets forth certain information about our executive officers as of April 1, 2026. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Brian O’Toole	62	Chief Executive Officer, President and Director
Henry Dubois	64	Chief Financial Officer
Christiana Lin	56	General Counsel and Chief Administrative Officer
Brian O’Toole. Please see “Our Directors” above for biographical information about Mr. O’Toole.

Henry Dubois has served as our Chief Financial Officer since June 2022. Prior to serving as our Chief Financial Officer, Mr. Dubois served as our Chief Development Officer from September 2021 to June 2022 and as Legacy BlackSky’s Chief Development Officer from August 2021 through the closing of the merger after having served as an advisor to Legacy BlackSky’s Chief Executive Officer and board of directors since September 2018. Before joining us, from February 2009 to August 2021, Mr. Dubois was managing director at HED Consulting, a consulting firm that specializes in planning and implementing viable, sustainable household energy interventions, where he advised companies, including Legacy BlackSky, on strategic initiatives, operating improvements and financial activities. From April 2013 to May 2018, Mr. Dubois also served as Chief Executive Officer and President of Hooper Holmes Inc., a national provider of biometric screenings and comprehensive health and wellness programs, leading its turnaround by refocusing its business lines to high growth opportunities in the healthcare industry, shedding under-performing business lines and adding new capabilities through acquisitions. In August 2018, after Mr. Dubois’s tenure as the Chief Executive Officer of Hooper Holmes, the company filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 18-23302). Pursuant to a plan of liquidation filed by Hooper Holmes and its subsidiaries, the Hooper Holmes Liquidating Trust was formed to administer the final liquidation of the company’s assets and a trustee was appointed to dissolve the company. Mr. Dubois also has experience serving as an executive at two geospatial companies and he brings proven experience in growth strategies, deal sourcing and integration. For instance, from February 2005 to December 2012, Mr. Dubois served as CFO and an executive advisor at GeoEye, a commercial satellite imagery company, where he helped grow revenues from $30 to $350 million. Similarly, at DigitalGlobe, a vendor of space imagery and geospatial content and operator of civilian remote sensing spacecraft, Mr. Dubois held several executive positions including President, Chief Financial Officer and Chief Operating Officer. Mr. Dubois was also Chief Executive Officer of an Asian telecom company, PT Centralindo Panca Sakti. He brings extensive domestic and international experience leading telecom and satellite imaging companies through periods of growth, merger and acquisition activity. Mr. Dubois previously served on the board of directors of Endurance Acquisition Corporation (2021-2022). Mr. Dubois received a Masters of Management, Finance, Marketing and Accounting at Northwestern University’s Kellogg School of Management as well as a B.A. in Mathematics at College of the Holy Cross.

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

Audit Committee

We have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our audit committee are Mr. Tolonen, Mr. Porteous and Mr. Harvey. Mr. Tolonen serves as the chairperson of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Tolonen, Mr. Porteous and Mr. Harvey qualify as an independent director for audit committee purposes under the applicable rules.

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
•obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality control review;
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

Our Board adopted a written charter for the audit committee, which is available on our website at https://ir.blacksky.com/governance/governance-documents. Under its charter, the audit committee may delegate its authority to subcommittees or the chairperson of the audit committee when it deems it appropriate and in the best interests of the Company and when such delegation would not violate any applicable law, regulation or the NYSE or SEC requirements. During 2025, our audit committee held seven meetings.

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

Our Board adopted a written charter for the compensation committee, which is available on our website at https://ir.blacksky.com/governance/governance-documents. Under its charter, the compensation committee may delegate its authority when it deems it appropriate and in the best interests of the Company and when such delegation would not violate any applicable law, regulation or the NYSE or SEC requirements. During 2025, our compensation committee held eight meetings.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Abraham, Ms. Gordon, Mr. DiDomenico and Mr. Tolonen. Dr. Abraham serves as chairperson of the nominating and corporate governance committee.

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

Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our website at https://ir.blacksky.com/governance/governance-documents. Under its charter, the nominating and corporate governance committee may delegate its authority to subcommittees or the chairperson of the nominating and corporate governance committee when it deems it appropriate and in the best interests of the Company and when such delegation would not violate any applicable law, regulation or the NYSE or SEC requirements. During 2025, our nominating and corporate governance committee held five meetings.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or served during the our fiscal year ended December 31, 2025, as a member of the board of directors or compensation committee of any entity that has one or more executive officers that serves as a member of our Board or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2025, all directors, executive officers, greater than 10% stockholders, and other persons subject to filings under Section 16(a) of the Exchange Act for BlackSky complied with all Section 16(a) filing requirements applicable to them, except as previously disclosed and except as noted in the following paragraph.

On June 25, 2025, a form 4 for Tracy Ward, our Controller, was filed late due to an administrative error. Subsequently, on July 3, 2025, a Form 4/A for Tracy Ward was submitted, to correct an error on that same Form 4 that was filed on June 25, 2025. Additionally, on October 17, 2025, four Form 4/As were filed to correct errors in Form 4s that had been filed on September 15, 2025. The original Form 4s inaccurately reported the number of securities owned by each individual. The four Form 4/As were for the following individuals: (1) Brian O’Toole, our President and Chief Executive Officer; (2) Henry Dubois, our Chief Financial Officer; (3) Christiana Lin, our General Counsel and Chief Administrative Officer; and (4) Tracy Ward.

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities by directors, officers, and employees, and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 into this Amendment No. 1. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In 2025, Compensia Inc. (“Compensia”), a national compensation consulting firm with compensation expertise relating to technology companies, was retained to provide market information, analysis and other advice relating to executive compensation on an ongoing basis. As part of this engagement, Compensia assisted in developing an appropriate group of peer companies to help determine the market-comparable levels of overall target total direct compensation for our executive officers, as well as to assess each separate key element of such compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by, Compensia creates any conflict of interest.

Peer Group

Our compensation committee reviews market data of companies that we believe are comparable to us. Compensia assisted in developing a peer group generally consisting of publicly traded software-focused technology companies headquartered in the U.S. with annual revenue and market capitalization within 0.25x and 4x that of the Company. Our compensation committee referred to compensation data from this peer group and broader survey data (for similarly-sized companies) when making fiscal 2025 base salary, cash bonus and equity award decisions for our executive officers. The following is a list of the public companies that comprised our fiscal 2025 peer group:

A10 Networks	EverQuote	TrueCar
BigBear.ai Holdings	Expensify	Turtle Beach
Commerce.com	LivePerson	Upland Software
CS Disco	ON24	Xperi
Domo	PROS Holdings	Yext
eGain	Redwire

For fiscal 2025, the peer group was updated to exclude Brightcove, Everbridge, Model N, Quotient Technology, Sumo Logic, and Zuora due to mergers and acquisition activity. BigBear.ai, CS Disco, eGain, Expensify, ON24, and Redwire were added as their businesses focus on software or similar technologies and because of their fit with the other parameters identified for the peer group as described above.

Named Executive Officers

Our named executive officers for the year ended December 31, 2025, consisting of our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer, were:

•Brian O’Toole, President and Chief Executive Officer;
•Henry Dubois, Chief Financial Officer; and
•Christiana Lin, General Counsel and Chief Administrative Officer.

Summary Compensation Table

The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2025, and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Brian O’Toole President and Chief Executive Officer	2025	510,000	5,897,999	947,738	408,000	570	7,764,307
	2024	498,750	1,575,645	—	461,344	3,564	2,539,303
Henry Dubois Chief Financial Officer	2025	425,000	874,995	852,279	340,000	11,070	2,503,344
	2024	418,750	1,416,948	—	387,344	13,914	2,236,956
Christiana Lin General Counsel and Chief Administrative Officer	2025	400,000	749,993	730,522	196,800	11,070	2,088,385
	2024	393,750	1,214,520	—	213,263	12,972	1,834,505
_____________________

(1)Amounts represent the aggregate grant date fair value of the awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. The actual value that a named executive officer will realize on each award will depend on the price per share of our common stock at the time shares underlying the awards are sold. Accordingly, these amounts do not necessarily correspond with the actual value recognized or that may be recognized by our named executive officers. The valuation assumptions used in determining such amounts for 2025 are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2)For the year ended December 31, 2025, the amounts reported represent the amounts paid under our Executive Incentive Compensation Plan in 2026. See “2025 Executive Bonus Program” below.
(3)For Mr. O’Toole, (i) the 2025 amount reflects $570 in life insurance premiums and (ii) the 2024 amount reflects $3,564 in life insurance premiums. For Mr. Dubois, (i) the 2025 amount reflects $10,500 in employer 401(k) plan contributions and $570 in life insurance premiums and (ii) the 2024 amount reflects $10,350 in employer 401(k) plan contributions and $3,564 in life insurance premiums. For Ms. Lin, (i) the 2025 amount reflects $10,500 in employer 401(k) plan contributions and $570 in life insurance premiums and (ii) the 2024 amount reflects $300 in mobile phone allowances, $10,350 in employer 401(k) plan contributions, and $2,322 in life insurance premiums.
Components of Executive Officer Compensation

For 2025, the key elements of the compensation program for our named executive officers consisted of a base salary, target cash incentive bonus awards and grants of equity awards. Base salary was set at a level that the compensation committee determined was commensurate with the executive’s respective duties and authorities, contributions, prior experience and sustained performance.

Equity awards granted in 2025 to our named executive officers were made in the form of options and restricted stock units (“RSUs”) under the 2021 Equity Incentive Plan (the “2021 Plan”).
Executive Compensation Arrangements

Brian O’Toole – President and Chief Executive Officer: Employment Agreement

In connection with the merger, Legacy BlackSky entered into a confirmatory employment letter with Mr. O’Toole, our President and Chief Executive Officer. The confirmatory employment letter has no specific term and provides that Mr. O’Toole is an at-will employee. In 2025, Mr. O’Toole’s annual base salary was $510,000 and his target annual cash bonus opportunity was 100% of his annual base salary. Mr. O’Toole participated in our 2025 bonus program under the Executive Incentive Compensation Plan, as described further below.

Mr. O’Toole’s confirmatory employment letter provides that Mr. O’Toole is eligible to receive annual equity awards under the Company’s equity incentive plans, subject to the approval of the administrator of the 2021 Plan, including the terms of any such awards. The confirmatory employment letter also provided the value of equity awards starting with calendar year 2022 that was expected, at the time of entry into the confirmatory employment letter, to be granted annually to Mr. O’Toole. Such expected value consisted of $973,000 in RSUs (based on our share price on the date of grant) and options to purchase a number of shares of our common stock equal to twice the number of shares subject to such RSU award for the applicable year with the intent of providing Mr. O'Toole with long-term incentive equity in the value of $1,946,000 each year. Such RSUs are generally expected to vest with respect to 25% of the RSUs on the first anniversary of the vesting commencement date and, with respect to the remaining RSUs, in equal quarterly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date), and such options are generally expected to vest with respect to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and, with respect to the remaining shares subject to the option, in equal monthly installments thereafter over the following three-year period (in each case subject to continued service through the applicable vesting date). However, as noted above, the actual annual equity awards granted to Mr. O’Toole (if any) and the terms of such equity awards will be in the sole discretion of the administrator of the 2021 Plan.

In February 2025, Compensia provided our compensation committee with an analysis of our executive compensation program against the identified peer group (discussed further above). The study indicated that the value of Mr. O'Toole's long-term incentive compensation in 2024 (and for 2025 if similar value were to be delivered for his long-term incentive compensation for the year) was below the 25th percentile for chief executive officers within the peer group, also causing Mr. O'Toole's target total direct compensation to be below the 25th percentile for chief executive officers within the peer group. Following review of the study, the compensation committee approved grants of RSUs and options to Mr. O'Toole in March 2025 while the compensation committee continued during the year to consider a more comprehensive long-term equity incentive strategy and framework that may be more competitive with the market. Pursuant to the further review during 2025, the compensation committee additionally considered the Company's growth in recent market capitalization and Mr. O'Toole's efforts during 2024 and 2025 to improve the Company's balance sheet through multiple financing efforts, including the refinancing of the debt facility with Intelsat Jackson Holdings SA and Seahawk SPV Investment LLC. Based on such factors and Compensia's study from earlier in the year, the compensation committee determined to approve an additional RSU award to Mr. O'Toole covering 250,000 shares, in order to provide Mr. O'Toole further long-term equity incentives that promote retention and bring Mr. O'Toole's equity compensation to a level considered more competitive with the

Company's peer group companies. Such RSUs are scheduled to vest over a 3-year period, subject to Mr. O'Toole's continued service.

At the direction of our compensation committee, in March 2026, Compensia conducted an executive compensation study to aid the compensation committee in establishing our executive compensation program for 2026. The updated study maintained the peer group used in 2025, except for removing PROS Holdings and TrueCar, which were acquired in December 2025 and January 2026 respectively. The study showed company performance to be over the 60th percentile of our peer group across multiple metrics, including total shareholder return and revenue growth. In light of such findings as well as the Company's 2025 performance with respect to improving the balance sheet, growth in market capitalization, successful launch and demonstration of Gen-3 capabilities, and integration of the Company's satellite manufacturing capabilities, which were instrumental in positioning the Company for expansion of its total addressable market, and attracting a broader pool of institutional investors and financial analysts covering the Company, our compensation committee determined to adjust the intended value of Mr. O'Toole's annual long-term incentives to be $4.6 million in RSUs (based on our share price on the date of grant), with such RSUs vesting over a 4-year period, subject to his continued service. Such value was at approximately the 60th percentile of the long-term equity compensation for chief executive officers within the peer group reviewed by the compensation committee.

Mr. O’Toole participates in the Executive Severance Plan, as described further below, as a Tier 1 participant.

Henry Dubois – Chief Financial Officer: Executive Offer Letter

Legacy BlackSky entered into an executive offer letter with Mr. Dubois, effective August 18, 2021, as amended June 10, 2022, in connection with the appointment of Mr. Dubois as the Company’s Chief Financial Officer. The executive offer letter has no specific term and provides that Mr. Dubois is an at-will employee. In 2025, Mr. Dubois’s annual base salary was $425,000 and his target annual cash bonus opportunity was 100% of his annual base salary. Mr. Dubois participated in our 2025 bonus program under the Executive Incentive Compensation Plan, as described further below.

Mr. Dubois’s executive offer letter provides that Mr. Dubois is eligible to receive annual equity awards under the Company’s equity incentive plans, subject to approval of the administrator of the 2021 Plan, including the terms of any such awards. The executive offer letter also provided the value of equity awards starting with calendar year 2022 that was expected, at the time of entry into the offer letter, to be granted annually to Mr. Dubois. Such expected value consisted of $875,000 in RSUs (based on our share price on the date of grant) and options to purchase a number of shares of our common stock equal to twice the number of shares subject to such RSU award for the applicable year with the intent of providing Mr. Dubois with long-term incentive equity in the value of $1,750,000 each year. However, as noted above, the actual annual equity awards granted to Mr. Dubois (if any) and the terms of such equity awards will be in the sole discretion of the administrator of the 2021 Plan.

After review of the executive compensation study conducted by Compensia in March 2026, and the strong 2025 company performance relative to peers as described further above under “Brian O’Toole – President and Chief Executive Officer: Employment Agreement,” our compensation committee determined to increase the intended value of Mr. Dubois's annual long-term incentive awards to $1,850,000 in RSUs (based on our share price on the date of grant) in order to maintain an unvested equity multiple more closely aligned with similarly-situated executives of our peer group and to aid in retention of Mr. Dubois.

Mr. Dubois participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

Christiana Lin – General Counsel and Chief Administrative Officer: Executive Offer Letter

Legacy BlackSky entered into an executive offer letter with Ms. Lin, effective August 18, 2021, to serve as Legacy BlackSky’s General Counsel. The executive offer letter has no specific term and provides that Ms. Lin is an at-will employee. In 2025, Ms. Lin’s annual base salary was $400,000 and her target annual cash bonus opportunity was 60% of her annual base salary. Ms. Lin participated in our 2025 bonus program under the Executive Incentive Compensation Plan, as described further below.

Ms. Lin’s executive offer letter provides that Ms. Lin is eligible to receive annual equity awards under the Company’s equity incentive plans, subject to approval of the administrator of the 2021 Plan, including the terms of any such awards. The executive offer letter also provided the value of equity awards starting with calendar year 2022 that was expected, at the time of entry into the offer letter, to be granted annually to Ms. Lin. Such expected value consisted of $750,000 in RSUs (based on our share price on the date of grant) and options to purchase a number of shares of our common stock equal to twice the number of shares subject to such RSU award for the applicable year with the intent of providing Ms. Lin with long-term incentive equity in the value of $1,500,000 each year. However, as noted above, the actual annual equity awards granted to Ms. Lin (if any) and the terms of such equity awards will be in the sole discretion of the administrator of the 2021 Plan.

After review of the executive compensation study conducted by Compensia in March 2026, and the strong 2025 company performance relative to peers as described further above under “Brian O’Toole – President and Chief Executive Officer: Employment Agreement,” our compensation committee determined to increase the intended value of Ms. Lin's annual long-term incentive awards to $1,750,000 in RSUs (based on our share price on the date of grant) in order to reflect increased levels of responsibilities assumed by Ms. Lin, as well as to maintain an unvested equity multiple more closely aligned with similarly-situated executives of our peer group and to aid in retention of Ms. Lin.

Ms. Lin participates in the Executive Severance Plan, as described further below, as a Tier 2 participant.

2025 Executive Bonus Program

For 2025, the compensation committee approved a bonus program under the terms of our Executive Incentive Compensation Plan in which each named executive officer participated. The 2025 bonus program required the achievement of certain corporate objectives, and in the case of Ms. Lin, certain corporate objectives and individual objectives. For 2025, the performance metrics for Mr. O’Toole and Mr. Dubois were Company revenue, cash balance, and adjusted EBITDA with the performance metrics weighted 50%, 40% and 10% respectively for purposes of their bonus calculations.

For 2025, the performance metrics for Ms. Lin were Company revenue, cash balance, adjusted EBITDA and individualized Management Based Objectives, or MBOs, with the Company revenue, cash balance and adjusted EBITDA performance metrics weighted at 40%, 30% and 10% respectively and the individualized MBOs weighted at 20% for purposes of her bonus calculation. Ms. Lin’s individualized MBOs were based on the achievement of certain legal, financial, operational, and personnel-related objectives.

For the portion of each named executive officer’s bonus based on the Company revenue and adjusted EBITDA performance metrics, the maximum payout was 175% of the target amount, and for the cash balance performance metric, the maximum payout was 200% of the target amount. For the portion of Ms. Lin’s bonus based on her individualized MBOs, the maximum payout was 120% of the target amount.

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

Following the end of the 2025 fiscal year, the compensation committee assessed the Company’s performance against the performance metrics and Ms. Lin’s performance against her individualized MBOs. For 2025, the Company achieved an amount that was less than the target set with respect to the revenue and adjusted EBITDA performance metrics, the Company exceeded the target set with respect to the cash balance performance metric, and Ms. Lin exceeded the targets for her individualized MBOs, which resulted in annual cash awards under our Executive Incentive Compensation Plan being paid out for 2025 at 80% of target for Mr. O’Toole and Mr. Dubois, and 82% of target for Ms. Lin.

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

Upon a participant’s involuntary termination during the period beginning three months prior to a change in control (as defined in the Executive Severance Plan) and ending 18 months after the change in control (the “change in control period”), the participant shall receive: (i) a lump sum payment equal to 200% (for a Tier 1 participant), 150% (for a Tier 2 participant), or 100% (for a Tier 3 participant) of base salary, (ii) a prorated target bonus for the year of termination (and any prior year bonus to the extent earned but not yet paid), (iii) payment of COBRA premiums (or cash in lieu thereof) for a period of up to 24 months (for a Tier 1 participant), 18 months (for a Tier 2 participant), or 12 months (for a Tier 3 participant), and (iv) full vesting of time-based equity awards.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

		Option Awards(1)				Stock Awards(1)
Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Brian O’Toole	9/15/2025	—	—	—	—	250,000(3)	4,687,500
	3/10/2025	—	210,834(4)	9.23	3/10/2035	—	—
	3/10/2025	—	—	—	—	105,417(5)	1,976,569
	9/10/2024	—	—	—	—	150,662(6)	2,824,913
	9/10/2023	84,375	28,125(7)	10.16	9/10/2033	—	—
	9/10/2023	—	—	—	—	83,797(8)	1,571,194
	9/10/2022	88,526	20,427(9)	17.20	9/10/2032	—	—
	9/10/2022	—	—	—	—	10,213(10)	191,494
Henry Dubois	3/10/2025	—	189,598(4)	9.23	3/10/2035	—	—
	3/10/2025	—	—	—	—	94,799(5)	1,777,481
	9/10/2024	—	—	—	—	135,487(6)	2,540,381
	9/10/2023	42,191	14,059(7)	10.16	9/10/2033	—	—
	9/10/2023	—	—	—	—	75,355(8)	1,412,906
	9/10/2022	82,673	19,071(9)	17.20	9/10/2032	—	—
	9/10/2022	—	—	—	—	9,536(10)	178,800
	6/10/2022	32,182	4,596(11)	16.80	6/10/2032	—	—
	6/10/2022	—	—	—	—	3,431(12)	64,331
Christiana Lin	3/10/2025	—	162,512(4)	9.23	3/10/2035	—	—
	3/10/2025	—	—	—	—	81,256(5)	1,523,550
	9/10/2024	—	—	—	—	116,132(6)	2,177,475
	9/10/2023	37,501	12,499(7)	10.16	9/10/2033	—	—
	9/10/2023	—	—	—	—	64,589(8)	1,211,044
	9/10/2022	70,859	16,350(9)	17.20	9/10/2032	—	—
	9/10/2022	—	—	—	—	8,175(10)	153,281
_____________________

(1)Stock options and RSU awards are subject to accelerated vesting upon a named executive officer’s involuntary termination within the change in control period, as provided by the Executive Severance Plan. See “Executive Change in Control and Severance Plan” above.
(2)The market value is based on the closing price of our common stock on December 31, 2025, of $18.75 per share.
(3)One third (1/3rd) of the RSUs are scheduled to vest on September 10, 2026, and thereafter, one twelfth (1/12th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(4)One third (1/3rd) of the award vested on March 10, 2026, and thereafter, one thirty-sixth (1/36th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(5)One fourth (1/4th) of the RSUs vested on March 10, 2026, and thereafter, one sixteenth (1/16th) of the total number of RSUs are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September

10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(6)One fourth (1/4th) of the RSUs vested on September 10, 2025, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(7)One third (1/3rd) of the award vested on September 10, 2024, and thereafter, one thirty-sixth (1/36th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(8)One fourth (1/4th) of the RSUs vested on September 10, 2024, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(9)One fourth (1/4th) of the award vested on September 10, 2023, and thereafter, one forty-eighth (1/48th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(10)One fourth (1/4th) of the RSUs vested on September 10, 2023, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(11)One fourth (1/4th) of the award vested on June 10, 2023, and thereafter, one forty-eighth (1/48th) of the award vested or is scheduled to vest monthly on the 10th day of each month, subject to the named executive officer continuing to be a service provider through the applicable vesting date.
(12)One fourth (1/4th) of the RSUs vested on June 10, 2023, and thereafter, one sixteenth (1/16th) of the total number of RSUs vested or are scheduled to vest quarterly on the 10th day of the third month of each quarter (March 10, June 10, September 10, December 10), subject to the named executive officer continuing to be a service provider through the applicable vesting date.

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

Director Compensation

Each non-employee director on our Board is eligible to receive compensation for their service consisting of annual cash retainers and equity awards under our outside director compensation policy, as amended (the “Outside Director Compensation Policy”). The Outside Director Compensation Policy is designed to more closely align the interests of the non-employee directors with the interests of stockholders through equity awards and to attract and retain high quality non-employee directors by providing competitive compensation. In September 2025, Compensia provided our compensation committee with an analysis of outside director compensation against our fiscal 2025 peer group, which is described further above under “Executive Compensation – Peer Group.” The study indicated that the value of the total compensation for outside directors was near the 60th percentile for outside directors in such positions within the peer group with a higher amount paid in cash (above the 90th percentile of peers) than equity (at or below the 50th percentile of peers). However, outside directors that wished to receive higher equity amounts had the option to elect to receive their cash stipend in equity rather than cash. The study further found that because we do not provide additional compensation to the committee chairpersons, the value of the total compensation to the chairperson of the Board and the chairperson of our audit committee was below the 50th percentile. After review of the study, in December 2025, the compensation committee (excluding Mr. Porteous) recommended, and the Board (excluding Mr. Porteous and Mr. Tolonen) approved, the grant of a one-time award to Mr. Porteous of RSUs covering 1,500 shares and a one-time award to Mr. Tolonen of RSUs covering 750 shares, each to vest in full on September 11, 2026, or, if earlier, the day of the next annual meeting of the Company’s stockholders that occurs after the grant date of the award, subject to continued service (each, a “One-Time Director Equity Grant”). Upon further review and discussion, our compensation committee recommended in March 2026, and the Board approved in April 2026, the amendment and restatement of the Outside Director Compensation Policy to increase the grant date fair value of each Annual Award (as defined below) to be granted to the chairperson of the Board and the chairperson of our audit committee by $30,000 and $15,000, respectively, on a prospective basis. All compensation paid to our non-employee directors for fiscal year 2025 was pursuant to the terms of the Outside Director Compensation Policy then in effect, other than the One-Time Director Equity Grants.

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

Annual Award. Pursuant to the Outside Director Compensation Policy, as in effect in fiscal year 2025, each non-employee director automatically will receive, on the first trading day immediately after the date of each annual meeting of our stockholders, an annual award (the “Annual Award”) of RSUs covering a number of shares of our common stock having a grant date fair value of $150,000, provided that such individual, as of the date of an annual meeting of our stockholders, has served as a non-employee director for at least six months. In 2025, in addition to the compensation pursuant to the Outside Director Compensation Policy, Mr. Porteous and Mr. Tolonen received the One-Time Director Equity Grants; see “Director Compensation” above for additional information. Beginning in 2026, the grant date fair value of each Annual Award for the chairperson of the Board and the chairperson of our audit committee was adjusted to be $180,000 and $165,000, respectively. Each Annual Award will be scheduled to vest as to all of the shares subject to the Annual Award on the one-year anniversary of the Annual Award’s grant date or, if earlier, the day of the next annual meeting of stockholders that occurs after the grant date of the Annual Award, subject to continued service through such vesting date.

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

Director Compensation for Fiscal Year 2025

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our Board, for the fiscal year ended December 31, 2025. Directors who are also our employees receive no additional compensation for their service as directors. During 2025, Mr. O’Toole was an employee and executive officer of the Company and, therefore, did not receive compensation as a director. See “Summary Compensation Table” above for additional information regarding Mr. O’Toole’s compensation.

Pursuant to the Outside Director Compensation Policy, our directors could elect to receive their annual cash retainer in shares of our common stock instead of cash in 2025. The amounts reflected below under the column titled “Fees Paid or Earned in Cash” include the annual retainer as either cash or common stock in lieu of cash.

Name	Fees Paid or Earned in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
William Porteous	90,000	178,969	268,969
Magid Abraham	90,000	149,989	239,989
David DiDomenico	90,000	149,989	239,989
Susan Gordon	90,000	149,989	239,989
Timothy Harvey	90,000	149,989	239,989
James Tolonen	90,000	164,479	254,479
_____________________

(1)Pursuant to the Outside Director Compensation Policy, Mr. Porteous, Dr. Abraham, Ms. Gordon, and Mr. Tolonen each elected to receive their retainer fees for 2025, valuing $90,000 in total, in shares of our common stock, instead of cash, and, as a result, were each granted 2,910 shares of common stock on March 31, 2025, 1,093 shares of common stock on June 30, 2025, 1,116 shares of common stock on September 30, 2025, and 1,200 shares of common stock on December 31, 2025, all of which were 100% vested on the date of grant. Amounts in this column include the $90,000 in retainer fees received in the form of shares of our common stock for each of Mr. Porteous, Dr. Abraham, Ms. Gordon, and Mr.

Tolonen. Please see “Director Compensation” and “Cash Compensation” above for information regarding the Outside Director Compensation Policy.
(2)The following table lists all outstanding stock awards held by non-employee directors as of December 31, 2025:

Name	Number of Shares Underlying Outstanding Stock Awards
William Porteous	10,125
Magid Abraham	8,625
David DiDomenico	8,625
Susan Gordon	8,625
Timothy Harvey	8,625
James Tolonen	9,375

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(2)	4,428,690	$11.44	981,369(3)
Equity compensation plans not approved by security holders(4)	—	—	-
Total	4,428,690	$11.44	981,369
_____________________

(1)Restricted stock units, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)Equity compensation plans approved by our stockholders include the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the terms of the 2021 Plan and the ESPP, upon effectiveness of our one-for-eight reverse stock split (the “Reverse Stock Split”) , the maximum aggregate number of shares of common stock that are available for sale or issuance under either plan and any share-based limits under the ESPP were adjusted by dividing the applicable number of shares as of immediately prior to the Reverse Split by eight and rounding any resulting fractional share down to the nearest whole share. The 2021 Plan provides that the number of shares of common stock available for issuance will automatically increase on the first day of each fiscal year beginning with the fiscal 2022, in an amount equal to the least of (i) 2,813,087 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator (our Board or any of its committees) may determine. The ESPP provides that the number of shares of our common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, in an amount equal to the least of (i) 562,625 shares, (ii) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator (our Board or any committee designated by the Board) may determine. Our Board determined not to increase the amount of the ESPP as of January 1, 2026.
(3)Includes shares of our common stock available for issuance as of December 31, 2025 as follows: 435,079 under the ESPP, which includes 26,420 subject to purchase during the current purchase period, and 546,290 under the 2021 Plan.

(4)Each of the 2014 Equity Incentive Plan (the “2014 Plan”) and the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by Legacy BlackSky prior to the business combination, and no additional awards will be granted pursuant to the 2014 Plan or the 2011 Plan. However, we assumed certain equity awards granted pursuant to each of the 2014 Plan and 2011 Plan in connection with the business combination. As of December 31, 2025, the number of securities to be issued upon exercise, or vesting, of outstanding equity awards pursuant to the 2014 Plan was 71,783 and the weighted-average exercise price of the outstanding options was $3.38. As of December 31, 2025, there were no outstanding equity awards under the 2011 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2026, by:
•each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 31, 2026. Shares subject to options that are currently exercisable or exercisable within 60 days of March 31, 2026 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages in the table below are calculated based on 37,063,884 shares of common stock issued and outstanding as of March 31, 2026.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percentage
Greater than 5% Stockholders:
Entities affiliated with Mithril LP(2)	2,328,503	6.3%
Seahawk SPV Investment LLC(3)	2,045,566	5.5%
BlackRock, Inc.(4)	2,287,439	6.2%
The Bank of New York Mellon Corporation(5)	2,072,543	5.6%
Named Executive Officers and Directors:
Brian O’Toole(6)	700,728	1.9%
Henry Dubois(7)	425,898	1.1%
Christiana Lin(8)	340,077	*
Magid Abraham	56,224	*
David DiDomenico (9)	268,352	*
Susan Gordon	67,851	*
Timothy Harvey	48,821	*
William Porteous	67,662	*
James Tolonen	67,668	*
All directors and executive officers as a group (9 persons)	2.043,281	5.4%
* Represents less than 1% of the total.
_____________________
(1)Unless otherwise noted, the business address of each of these shareholders is c/o BlackSky Technology Inc., 2411 Dulles Corner Park, Suite 300, Herndon, Virginia 20171.
(2)Based solely on information included in the Schedule 13D/A filed by Mithril LP. Mithril GP LP, Mithril II LP, Mithril II GP LP, Mithril II UGP LLC, Ajay Royan and Peter Thiel on August 11, 2025. Consists of (i) 1,298,328 shares held by Mithril I LP and (ii) 1,030,175 shares held by Mithril II LP. Mithril GP LP is the general partner of Mithril I LP and Mithril GP LP may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Mithril I LP. Mithril II UGP LLC is the general partner of Mithril II GP LP, which is the general partner of Mithril II LP, and each of Mithril II UGP LLC and Mithril II GP LP may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Mithril II LP. Ajay Royan is the authorized person of Mithril GP LP and is the sole managing member of Mithril II UGP LLC. Ajay Royan and Peter Thiel are the members of the investment committee of Mithril GP LP and the members of the investment committee established by Mithril II GP LP. Each of the investment committees makes all investment decisions with respect to the shares held by each of Mithril I LP and Mithril II LP, respectively, and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by each of Mithril I LP and Mithril II LP. The address of each of the Mithril entities and Mr. Royan is c/o Mithril Capital Management, LLC, 600 Congress Ave., Suite 3100, Austin, Texas 78701. The address of Mr. Thiel is c/o Thiel Capital LLC, 9200 Sunset Boulevard, Suite 1110, West Hollywood, California 90069.
(3)Based solely on information included in the Schedule 13G filed by Seahawk SPV Investment LLC (“Seahawk”) on September 23, 2021, as adjusted for the Reverse Stock Split. Seahawk is the record holder of such shares. Seahawk is a direct wholly-owned subsidiary of Thales Alenia Space US Investment LLC (“TAS US”), which, in turn, is a wholly-owned subsidiary of Thales Alenia Space S.A.S (“TAS”). TAS is a joint venture whose majority owner is Thales S.A., a French public company (“Thales”). By reason of their relationships, TAS US, TAS and Thales may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of the shares held by Seahawk and may be deemed to have shared beneficial ownership of the shares held directly by Seahawk. The address of Seahawk is 2733 South Crystal Drive, Suite 1200, Arlington, Virginia 22202. The address of TAS US is 1209 Orange Street, Wilmington, County of New Castle, Delaware 19801. The address of TAS is 100 Bd du Midi - 06150 Cannes la Bocca - France. The address of Thales is Tour Carpe Diem, 31 Place des Corolles, Esplanade Nord - 92400 Courbevoie - France.
(4)Based on the statement on Schedule 13G filed with the SEC on October 17, 2025, BlackRock, Inc. has sole voting power over 2,234,926 shares of our common stock and sole dispositive power over 2,287,439 shares of our common stock. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

(5)Based solely on information included in the Schedule 13G filed by The Bank of New York Mellon Corporation and its direct and indirect subsidiaries, BNY Mellon IHC, LLC, MBC Investments Corp., Newton Investment Management North America, LLC on January 29, 2026. The Bank of New York Mellon Corp address is 240 Greenwich Street, New York, New York 10286.
(6)Consists of 418,860 shares of common stock and 281,868 shares of common stock subject to stock options exercisable within 60 days of March 31, 2026.
(7)Consists of 172,883 shares of common stock and 253,015 shares of common stock subject to stock options exercisable within 60 days of March 31, 2026.
(8)Consists of 152,488 shares of common stock and 187,589 shares of common stock subject to stock options exercisable within 60 days of March 31, 2025.
(9)Consists of 228,118 shares of common stock, including 164,664 shares of common stock held directly by Mr. DiDomenico, and 31,727 shares of common stock held by each of two trusts, for which Mr. DiDomenico is a trustee, as well as warrants exercisable for 40,234 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2024, and each currently proposed transaction, in which:

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

Certain Relationships and Related Person Transactions

LeoStella Acquisition

On November 6, 2024, we acquired the remaining 50% of the common units of LeoStella LLC (“LeoStella”). LeoStella was previously a joint venture with Thales Alenia Space US Investment LLC (“Thales”) and we accounted for LeoStella as an equity method investment. On the acquisition date, LeoStella became a wholly-owned subsidiary of the Company. LeoStella is a vertically-integrated small satellite design and manufacturer based in Tukwila, Washington.

Thales Related Operational Agreement

On July 9, 2025, BlackSky Global and Thales Alenia Space Italia S.p.A entered into an agreement under which BlackSky Global agreed to purchase equipment to support 5 Gen-3 satellite units for a total purchase price of up to $13.5 million.

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

From January 1, 2022 through June 30, 2025, BlackSky paid approximately $3.1 million in interest under the Intelsat Facility. In July 2025, BlackSky repaid these loans in their entirety plus accrued interest in the amount of $100.2 million (the “Intelsat Facility Loan Payoff”).

In connection with entering into the Intelsat Facility, Legacy BlackSky entered into a Right of First Offer Agreement with Intelsat (the “Right of First Offer Agreement”). Pursuant to the terms of the Right of First Offer Agreement, prior to commencing or engaging in a sale of Legacy BlackSky, Legacy BlackSky is obligated to provide written notice of any such proposed sale to Intelsat and Intelsat will have the opportunity to provide Legacy BlackSky with an offer to purchase Legacy BlackSky (an “Intelsat Offer”). Pursuant to the terms of the Right of First Offer Agreement, if Legacy BlackSky does not accept an acquisition offer made by Intelsat, Legacy BlackSky would be permitted to negotiate and enter into an alternative sale transaction, so long as the total enterprise value for Legacy BlackSky and its subsidiaries is greater than 110% of the value implied by any Intelsat Offer. The Right of First Offer Agreement remained in effect after the Intelsat Facility Loan Payoff and is scheduled to expire on October 31, 2026. This description of the Right of First Offer Agreement is only a summary.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the company. Our Board has determined that each of Mr. Porteous, Dr. Abraham, Ms. Gordon, Mr. Harvey, Mr. Tolonen, and Mr. DiDomenico representing six of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of the NYSE. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with BlackSky and all other facts and circumstances that the board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them. Our independent directors have regularly scheduled meetings at which only independent directors are present.

There are no family relationships among any of our directors, director nominees or executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte

The following table presents fees for professional audit services and other services rendered to us by Deloitte & Touche LLP (“Deloitte”) for our fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$2,345,700	1,990,000
Audit-Related Fees(2)	0	63,290
Tax Fees	0	0
All Other Fees(3)	$7,391	7,391
Total Fees	$2,353,091	2,060,681
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
(3) “All Other Fees” consist of fees to access Deloitte’s Accounting Research Tool.

Auditor Independence

In 2025, there were no other professional services provided by Deloitte, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Deloitte for our fiscal year ended December 31, 2025 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1.Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.
2.Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Osprey Technology Acquisition Corp., Osprey Technology Merger Sub, Inc., and BlackSky Technology Inc.	424(b)(3)	333-256103	Annex A	August 11, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-K	001-39113	3.1	March 20, 2025
3.2	Amended and Restated Bylaws of the Company	8-K	001-39113	3.2	September 15, 2021
4.1	Specimen Common Stock Certificate	10-K	001-39113	4.1	March 20, 2025
4.2	Form of Indenture	S-3	333-291810	4.3	November 26, 2025
4.3	Specimen Warrant Certificate	10-K	001-39113	4.3	March 20, 2025
4.4	Warrant Agreement, dated October 31, 2019, between Continental Stock Transfer & Trust Company and Osprey Technology Acquisition Corp.	8-K	001-39113	4.1	November 5, 2019
4.5	Description of Securities	10-K	001-39113	4.5	March 20, 2025
4.6	Form of Warrant	8-K	001-39113	4.1	March 9, 2023
4.7	Indenture, dated as of July 22, 2025, by and between BlackSky Technology Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39113	4.1	July 22, 2025
4.8	Form of Global Note, representing BlackSky Technology Inc.’s 8.25% Convertible Senior Notes due 2033	8-K	001-39113	4.1	July 22, 2025
10.1+	BlackSky Technology Inc. 2021 Equity Incentive Plan	424(b)(3)	333-256103	Annex E	August 11, 2021
10.2+	BlackSky Technology Inc. 2021 Employee Stock Purchase Plan	424(b)(3)	333-256103	Annex F	August 11, 2021
10.3+	BlackSky Technology Inc. Outside Director Compensation Policy					X
10.4+	BlackSky Technology Inc. Form of Indemnification Agreement	8-K	001-39113	10.4	September 15, 2021
10.5	Right of First Offer Agreement, dated as of October 31, 2019, by and between Spaceflight Industries, Inc. and Intelsat Jackson Holdings, S.A.	S-4	333-256103	10.10	May 13, 2021
10.6	Sponsor Support Agreement, dated as of February 17, 2021, by and among BlackSky Holdings, Inc., Osprey Sponsor II, LLC, and Osprey Technology Acquisition Corp.	8-K/A	001-39113	10.3	February 22, 2021
10.7	Form of Registration Rights Agreement	8-K	001-39113	10.5	February 22, 2021

10.8	Form of Subscription Agreement	8-K	001-39113	10.1	February 22, 2021
10.9+	Offer Letter from BlackSky Holdings Inc. to Brian O’Toole, dated August 18, 2021	8-K	001-39113	10.1	August 18, 2021
10.10+	Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated August 18, 2021	8-K	001-39113	10.3	August 18, 2021
10.11+	Amendment to Offer Letter from BlackSky Holdings Inc. to Henry Dubois, dated June 10, 2022	10-Q	001-39113	10.2	August 10, 2022
10.12+	Offer Letter from BlackSky Holdings Inc. to Chris Lin, dated August 18, 2021	8-K	001-39113	10.4	August 18, 2021
10.13	BlackSky HQ Lease Agreement, dated November 20, 2023, by and between 2411 Dulles Corner Metro Owner LLC and BlackSky Holdings, Inc.	10-K	001-39113	10.20	March 20, 2024
10.14+	BlackSky Technology Inc. Executive Change in Control and Severance Plan, adopted August 16, 2021, and form of Participation Agreement attached as Appendix A	8-K	001-39113	10.6	August 18, 2021
10.15+	Form of Stock Option Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.4	December 20, 2021
10.16+	Form of Restricted Stock Unit Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.5	December 20, 2021
10.17+	Form of Stock Appreciation Right Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.7	December 20, 2021
10.18+	Form of Restricted Stock Award Agreement under the BlackSky 2021 Equity Incentive Plan	S-8	333-261778	4.6	December 20, 2021
10.19+	BlackSky Holdings, Inc. 2014 Equity Incentive Plan	S-8	333-261778	4.8	December 20, 2021
10.20+	Form of Restricted Stock Unit Agreement under the BlackSky 2014 Equity Incentive Plan	S-8	333-261778	4.4	March 4, 2022
10.21+	Executive Incentive Compensation Plan	10-K	001-39113	10.34	March 31, 2022
10.22†	NRO Contract, dated May 23, 2022, by and between the National Reconnaissance Office and BlackSky Technology Inc.	10-Q	001-39113	10.1	August 10, 2022
10.23	Open Market Sale Agreement, dated December 15, 2022, by and between BlackSky Technology Inc. and Jefferies LLC	8-K	001-39113	1.1	December 15, 2022
10.24	Form of Registration Rights Agreement, dated as of March 6, 2023, by and among the Company and the Investors	8-K	001-39113	10.2	March 9, 2023
10.25†**	Subordinated Loan and Security Agreement, dated November 3, 2023, by and between BlackSky Technology Inc. and the subsidiaries named therein and Rocket Lab USA, Inc.	10-K	001-39113	10.34	March 20, 2024
10.26	Sales Agreement, dated as of December 12, 2025, by and among BlackSky Technology Inc., Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC	8-K	001-39113	1.1	December 12, 2025
19.1	Insider Trading Policy	10-K	001-39113	19.1	March 20, 2025
21.1	List of Subsidiaries	10-K	001-39113	21.1	March 17, 2026
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of BlackSky Technology Inc.	10-K	001-39113	23.1	March 17, 2026
24.1	Power of Attorney (included in signature pages to the Original Filing)	10-K	001-39113	24.1	March 17, 2026
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.1	March 17, 2026

31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	31.2	March 17, 2026
31.3	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39113	32.1	March 17, 2026
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	10-K	001-39113	32.2	March 17, 2026
97.1	Compensation Recovery Policy	10-K	001-39113	97.1	March 20, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

BlackSky Technology Inc.

Date:	April 16, 2026	By:	/s/ Henry Dubois
Henry Dubois
Chief Financial Officer