Form 10-Q
period 2026-03-31
BlackSky Technology Inc.
filed 2026-05-07
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2026, there were 37,109,026 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•our ability to expand our services and offerings to customers both domestically and internationally;
•our ability to expand within our current customer base;
•our expectations about market trends and needs;
•the performance and capabilities of our Gen-3 satellites (“Gen-3”) and related ground systems;
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
•the impact of local, regional, national, and international economic conditions and events; and
• other factors including but not limited to those detailed under the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 and filed by us with the Securities and Exchange Commission (the “SEC”).

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk

Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$39,382	$42,445
Restricted cash	2,027	1,103
Short-term investments	76,139	82,006
Accounts receivable, net of allowance of $0 and $50, respectively	24,612	34,139
Contract assets	24,168	28,595
Inventories	6,178	6,178
Prepaid expenses and other current assets	12,765	12,329
Total current assets	185,271	206,795
Property and equipment - net	95,579	79,037
Operating lease right of use assets - net	3,262	3,418
Goodwill	10,279	10,279
Intangible assets - net	3,868	4,422
Satellite work in process	72,371	80,651
Other assets	1,118	1,644
Total assets	$371,748	$386,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,495	$14,945
Contract liabilities - current	19,859	20,518
Debt - current portion	9,257	7,937
Other current liabilities	11,973	16,061
Total current liabilities	53,584	59,461
Operating lease liabilities	7,502	7,579
Derivative liabilities	28,865	20,648
Long-term debt - net of current portion	193,402	193,180
Other liabilities	7,590	10,503
Total liabilities	290,943	291,371
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 37,064 and 36,227 shares; outstanding, 36,767 shares and 35,930 shares as of March 31, 2026 and December 31, 2025, respectively.	4	4
Additional paid-in capital	836,912	821,319
Accumulated deficit	(756,111)	(726,448)
Total stockholders’ equity	80,805	94,875
Total liabilities and stockholders’ equity	$371,748	$386,246

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Space-based intelligence & AI services	$16,519	$16,829
Mission solutions	2,009	9,842
Advanced technology programs	2,246	2,873
Total revenue	20,774	29,544
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	4,924	3,818
Mission solutions costs, excluding depreciation and amortization	1,216	6,847
Advanced technology programs costs, excluding depreciation and amortization	1,192	1,935
Selling, general and administrative	22,562	21,442
Research and development	170	245
Depreciation and amortization	9,247	7,236
Operating loss	(18,537)	(11,979)
(Loss) gain on derivatives	(8,217)	1,901
Interest income	1,024	573
Interest expense	(3,932)	(3,343)
Other (expense) income, net	(1)	65
Loss before income taxes	(29,663)	(12,783)
Income tax expense	—	(30)
Net loss	(29,663)	(12,813)
Other comprehensive income	—	—
Total comprehensive loss	$(29,663)	$(12,813)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.82)	$(0.42)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	35,930	$4	$821,319	$(726,448)	$94,875
Stock-based compensation	—	—	4,421	—	4,421
Issuance of common stock upon exercise of stock options	9	—	7	—	7
Issuance of common stock upon vesting of restricted stock units	324	—	—	—	—
Issuance of common stock, net of equity issuance costs	631	—	14,204	—	14,204
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(127)	—	(3,039)	—	(3,039)
Net loss	—	—	—	(29,663)	(29,663)
Balance as of March 31, 2026	36,767	$4	$836,912	$(756,111)	$80,805

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	3,054	—	3,054
Issuance of common stock upon exercise of stock options	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	156	—	—	—	—
Issuance of common stock, net of equity issuance costs	592	—	5,111	—	5,111
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(58)	—	(492)	—	(492)
Net loss	—	—	—	(12,813)	(12,813)
Balance as of March 31, 2025	31,356	$3	$757,847	$(669,001)	$88,849

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,663)	$(12,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,247	7,236
Operating lease right of use assets amortization	156	156
Stock-based compensation expense	4,105	2,897
Amortization of debt issuance costs and non-cash interest expense	229	2,419
Loss (gain) on derivatives	8,217	(1,901)
Non-cash interest income	(552)	(412)
Other	(45)	52
Changes in operating assets and liabilities:
Accounts receivable	9,571	6,759
Contract assets - current and long-term	4,471	(11,049)
Inventories	—	5,997
Prepaid expenses and other current assets	(400)	351
Other assets	119	10
Accounts payable and accrued liabilities	(316)	(7,268)
Other current liabilities	(3,923)	567
Contract liabilities - current and long-term	(3,572)	34,256
Other liabilities	—	(12)
Net cash (used in) provided by operating activities	(2,356)	27,245
Cash flows from investing activities:
Purchase of property and equipment	(3,866)	(4,465)
Satellite work in process	(11,885)	(4,418)
Purchases of short-term investments	(28,831)	(28,259)
Proceeds from maturities of short-term investments	35,250	13,000
Net cash used in investing activities	(9,332)	(24,142)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	14,269	5,118
Proceeds from options exercised and ESPP shares purchased	7	—
Repayments of debt	(1,688)	—
Payments for debt issuance costs	—	(175)
Withholding tax payments on vesting of restricted stock units	(3,039)	(492)
Payments for deferred offering costs	—	(31)
Net cash provided by financing activities	9,549	4,420
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,139)	7,523
Cash, cash equivalents, and restricted cash – beginning of year	43,548	14,378
Cash, cash equivalents, and restricted cash – end of period	$41,409	$21,901
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2026	2025

Cash and cash equivalents	$39,382	$20,748
Restricted cash	2,027	1,153
Total cash, cash equivalents, and restricted cash	$41,409	$21,901

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,537	$199
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash financing and investing information:
Additions of equipment and other satellite procurement costs accrued but not yet paid	$3,880	$1,719
Vendor financed satellite launch costs	3,000	7,500
Interest capitalized but not yet paid	524	—
Accretion of short-term investments' discounts and premiums	552	412
Capitalized depreciation expense	364	297
Capitalized stock-based compensation	316	157
Equity issuance costs accrued but not yet paid	61	53
Adjustments to goodwill for changes in the preliminary purchase price allocation	—	43
Deferred offering costs accrued but not yet paid	—	20
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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
Effective January 1, 2025, the Company reclassified its captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align with the Company’s increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to the Company's product offerings or advanced technology programs if they are related to the Company's service offerings. As a result, for the three months ended March 31, 2025, the amounts presented have been reclassified to conform to the current year presentation.
In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the reporting date, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could materially differ from these estimates. Significant estimates made by the Company include, but are not limited to, revenue and associated cost recognition, the collectability of accounts receivable, the recoverability and useful lives of intangible assets and property and equipment, the valuation of equity warrants and warrant liabilities, fair value estimates, the recoverability of goodwill and intangible assets, the provision for income taxes, the incremental borrowing rate to measure the operating lease right of use assets, the effective interest rate of the vendor financing agreement, the capitalization of interest, stock-based compensation, and the obsolescence of satellite work in process and inventory.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of March 31, 2026 and December 31, 2025, the Company’s short-term investments had a carrying value, representing amortized cost, of $76.1 million and $82.0 million, respectively, and an aggregate fair value, representing a Level 1 measurement based off of the fair value hierarchy, of $76.1 million and $82.1 million, respectively.

Inventories
Inventories are production costs associated with anticipated future revenue contracts. As of March 31, 2026 and December 31, 2025, the Company had $6.2 million of work in process inventory. Inventories are stated on a consistent basis at the lower of historical cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company estimates future sales and will write down excess inventories as needed. The Company had a reserve of $0 for inventory as of March 31, 2026 and December 31, 2025. The Company’s estimates of future sales are based on confirmed and expected customer contracts. The carrying values of inventories approximated their fair values as of March 31, 2026 and December 31, 2025.

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

Revenue Recognition
The Company generates revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs. Revenue generated from space-based intelligence & AI services and advanced technology programs is classified as service revenue and revenue generated from mission solutions is classified as product revenue. Space-based intelligence & AI services revenue is primarily generated from subscription contracts with domestic and international government agencies and includes imagery, data, software, and analytics. This revenue is primarily recognized from services rendered under non-cancellable subscription order agreements or, in limited circumstances, variable not-to-exceed purchase orders. Mission solutions revenue is generated from cost-plus contracts and firm fixed price long-term engineering and development contracts. Advanced technology programs revenue is primarily generated from cost-plus contracts, time and materials basis contracts and firm-fixed price service solutions contracts.
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
Revenue is measured as the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited amount of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally provided on a prospective basis. The Company did not have any active contracts with significant variable consideration as of March 31, 2026.

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue include imagery delivered from the Company’s proprietary satellite constellation and BlackSky Spectra software platform and, in limited cases, imagery directly uploaded to certain customers. Customers can directly task the Company's proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. The Company offers customers several service level subscription options that include on-demand tasking or multi-year assured access programs. Assured access customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay basis. Imagery revenue is recognized over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or analytics at the discretion of the customer. These products, based on the context of the contract, are capable of being distinct performance obligations.
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

Mission Solutions Revenue
The Company provides mission solutions, which develop and deliver customized advanced satellite and payload systems for a limited number of customers, leveraging the Company’s capabilities in mission systems engineering and operations. These offerings furnish government customers with an end-to-end pathway to customized sovereign space-based intelligence capabilities, enabling nations to accelerate the development, launch, and operation of their own space programs with full autonomy and control, ground station operations, and software and systems development. Mission solutions revenue is generated from cost-plus contracts and firm fixed price long-term engineering and development contracts. Mission Solutions is often purchased in conjunction with our imagery and analytics to address interim or additional capacity or capability needs, or coupled with our advanced technology programs to further optimize a customer’s experience.

Advanced Technology Programs Revenue
The Company offers various advanced technology programs, including technology enabled professional service solutions to support customer-specific software development requests, integration, testing, and training. These services, based on the context of the contract, are capable of being distinct performance obligations.
Advanced technology programs revenue is generated from cost-plus contracts, time and materials basis contracts and firm-fixed price service solutions contracts. For contracts structured as cost-plus or on a time and materials basis, the Company recognizes revenue based on the right-to-invoice practical expedient, as the Company is contractually able to invoice the customer based on the control transferred to the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$(145)	$(206)
Basic and diluted net loss per share	$0.00	$(0.01)

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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2026. The Sponsor Shares are adjusted to fair value at each reporting period and any net gains or losses in the change in fair value are recognized in (loss) gain on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options issued under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option is estimated as of the date of grant. The Company did not grant any stock options during the three months ended March 31, 2026.

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

4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. The CODM has utilized consolidated net loss to assess financial performance and allocate resources. Accordingly, for the three months ended March 31, 2026 and 2025, the Company was deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprised the continuing operations of the Company’s single operating and reportable segment, provided space-based intelligence products and services through three integrated revenue streams—space-based intelligence & AI services, mission solutions, and advanced technology programs—along with related costs, primarily consisting of cloud computing and hosting services, direct materials to build and test specific components, and internal labor for service solutions that enhance customer adoption and operational integration of the Company's technology.
The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue
Space-based intelligence & AI services	$16,519	$16,829
Mission solutions	2,009	9,842
Advanced technology programs	2,246	2,873
Total revenue	20,774	29,544
Costs and expenses
Space-based intelligence & AI services direct labor costs	1,828	552
Space-based intelligence & AI services direct materials costs	3,096	3,266
Mission solutions direct labor costs	707	347
Mission solutions direct materials costs	509	6,500
Advanced technology programs direct labor costs	1,081	1,819
Advanced technology programs direct materials costs	111	116
Salaries and benefit costs	11,739	11,703
Stock-based compensation expense(1)	3,927	2,757
Other segment items(2)	7,066	7,227
Depreciation and amortization	9,247	7,236
Loss (gain) on derivatives	8,217	(1,901)
Interest income	(1,024)	(573)
Interest expense	3,932	3,343
Other expense (income), net	1	(65)
Income tax expense	—	30
Net loss	$(29,663)	$(12,813)
(1) Relates to stock-based compensation expense within selling, general, and administrative costs.
(2) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of March 31, 2026 and 2025, the Company's segment assets, which are equal to the Company's consolidated assets on the unaudited condensed consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

5. Revenue
Disaggregation of Revenue
The Company generates revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs, primarily to domestic and international government agencies. The approximate revenue based on the geographic location of end customers was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
United States	$9,790	$11,820
Rest of world	10,984	17,724
Total revenue	$20,774	$29,544
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. For the three months ended March 31, 2026 and 2025, the rest of world had one and two countries, respectively, that generated 10% or more of the Company's total revenue. For the three months ended March 31, 2026 and 2025, the Company had the following customers whose revenue balances individually represented 10% or more of the Company’s total revenue:

		Revenue
		Three Months Ended March 31,
Customer	Geographic Area(1)	2026	2025
U.S. federal government and agencies	United States	45%	40%
Customer B	Rest of world	22%	15%
Customer C	Rest of world	*	33%
* Revenue from these customers were less than 10% of total revenue during the period.
(1) Each customer whose revenue balances balance individually represented 10% or more of the Company’s total revenue relates to a unique country.
As of March 31, 2026 and December 31, 2025, the Company had the following customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable:

		Accounts Receivable
		As of March 31,	As of December 31,
Customer	Geographic Area(1)	2026	2025
Customer D	Rest of world	65%	50%
Customer E	Rest of world	12%	11%
(1) Each customer whose accounts receivable balance individually represented 10% or more of the Company’s total accounts receivable relates to a unique country.
Revenue from categories of end customers for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
U.S. federal government and agencies	$9,245	$11,687
International governments	10,704	17,126
Commercial and other	825	731
Total revenue	$20,774	$29,544

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of March 31, 2026, the Company had $351.6 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, a portion of which is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $69.3 million, $55.3 million, and $227.0 million in the nine months ending December 31, 2026, fiscal year 2027, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Contract assets - current:
Unbilled revenue	$24,168	$28,595
Total contract assets - current	$24,168	$28,595

Contract assets - long-term:
Other contract assets - long-term	636	680
Total contract assets - long-term(1)	$636	$680

Contract liabilities - current:
Deferred revenue - current	$19,859	$20,518
Total contract liabilities - current	$19,859	$20,518

Contract liabilities - long-term:
Deferred revenue - long-term	$7,032	$9,948
Other contract liabilities - long-term	558	555
Total contract liabilities - long-term(2)	$7,590	$10,503
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

Changes in short-term and long-term contract assets and contract liabilities for the three months ended March 31, 2026 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2026	$29,275	$31,021
Billings or revenue recognized that was included in the beginning balance	(8,325)	(1,705)
Changes in contract assets or contract liabilities, net of reclassification to receivables	4,287	(1,626)
Cumulative catch-up adjustment arising from changes in estimates to complete during the year	(389)	(244)
Changes in costs to fulfill and amortization of commission costs	(44)	—
Changes in contract commission costs	—	3
Balance as of March 31, 2026	$24,804	$27,449

7. Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets were as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Receivable for insurance recoveries	$7,460	$7,603
Prepaid expenses	4,853	4,505
Other current assets	452	221
Total prepaid expenses and other current assets	$12,765	$12,329
As of March 31, 2026, the Company recognized a current asset for expected insurance recoveries related to a liability where the loss is expected to be within insurance limits.

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	March 31,	December 31,
	2026	2025
	(in thousands)
Satellites	$164,733	$143,440
Software	48,953	46,245
Office furniture and fixtures	9,086	9,086
Software development in process	4,786	3,925
Production and engineering equipment	3,963	3,421
Site equipment	2,682	2,682
Computer equipment	1,731	1,705
Other equipment	1,077	999
	237,011	211,503
Less: accumulated depreciation	(141,523)	(132,466)
Property and equipment not yet placed in service	91	—
Property and equipment — net	$95,579	$79,037

9. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accounts payable	$3,281	$2,340
Accrued payroll	4,427	6,163
Accrued capital expenditures	2,336	4,288
Accrued cost of goods sold and other expenses	2,451	2,154
Total accounts payable and accrued liabilities	$12,495	$14,945

10. Other Current Liabilities
The components of other current liabilities were as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accrued interest	$3,559	$7,635
Contingent liabilities	87	7,495
Operating lease right-of-use liabilities	744	769
Other current liabilities	7,583	162
Total other current liabilities	$11,973	$16,061
The Company accrued a liability within other current liabilities and an offsetting current receivable as of March 31, 2026. See Note 17—“Commitments and Contingencies” for additional information on the liability.

11. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	March 31,	December 31,
	2026	2025
	(in thousands)
Current portion of long-term debt	$9,283	$7,971
Non-current portion of long-term debt	199,917	199,917
Total long-term debt	209,200	207,888
Unamortized debt issuance costs	(6,541)	(6,771)
Outstanding balance	$202,659	$201,117

	Effective Interest Rate	March 31,	December 31,
Name of Loan		2026	2025
		(in thousands)
Convertible Senior Notes	8.73%	$185,000	$185,000
Satellite launch vendor financing	6.32% - 11.62%	24,200	22,888
Total		$209,200	$207,888

Convertible Senior Notes
The Company issued $185.0 million aggregate principal amount of Convertible Senior Notes in a private offering during July 2025. The Convertible Senior Notes mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The following table summarizes the interest expense for the Convertible Senior Notes for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
(in thousands)
Coupon interest	$3,816
Amortization of debt issuance costs	222
Total interest expense	$4,038

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

Satellite Launch Vendor Financing
The Company entered into a vendor financing agreement to fund the costs of multiple satellite launches providing for $27.0 million, for which payments accrue interest at 12.6% per annum. Then, in November 2025, the Company entered into an additional agreement for multiple satellite launches providing for $30.6 million, for which payments accrue interest at 9.50% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date.
The Company may prepay either agreement at any time until the maturity date without premium or penalty. The outstanding debt related to the vendor financing agreements is guaranteed by the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. During the three months ended March 31, 2026, the Company incurred $3.0 million of additional debt and repaid $2.1 million of principal and interest related to the satellite launch vendor financing agreements.

Debt Maturities
Under the Company’s loan agreements, minimum required maturities are as follows:

For the years ending December 31,	(in thousands)
2026	$6,892
2027	9,567
2028	6,754
2029	987
2030	—
Thereafter	185,000
Total outstanding	$209,200

Fair Value of Debt
The following tables present the fair value hierarchy of the Company’s outstanding long-term debt as of March 31, 2026 and December 31, 2025:

March 31, 2026	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$235,181	$—	$—
Satellite launch vendor financing	—	—	23,043
	$235,181	$—	$23,043

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$204,135	$—	$—
Satellite launch vendor financing	—	—	21,822
	$204,135	$—	$21,822
The fair value of the satellite launch vendor financing was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
As of March 31, 2026, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of March 31, 2026.

12. Equity Warrants Classified as Derivative Liabilities

Warrant Valuation
Equity warrants that are classified as derivative liabilities are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets and must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 16). As of March 31, 2026 and 2025, the Company's derivative liabilities included only equity warrants and the Sponsor Shares.
The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at March 31, 2026:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	(Gain) Loss in Value for the Three Months Ended March 31, 2026	Fair Value as of March 31, 2026
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$(122)	$686
Private Placement Warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	(31)	172
Private Placement Warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	(21)	21
Private Placement Warrants - Issued March 2023	1,440	17.61	N/A	9/8/2028	Liability	7,155	23,998
In addition, the Company has 221 thousand Class A common stock warrants outstanding that have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

13. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(29,663)	$(12,813)

Basic and diluted net loss per share	$(0.82)	$(0.42)

Shares used in the computation of basic and diluted net loss per share	36,153	30,814

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Convertible Senior Notes	6,539	—
Restricted stock units outstanding	2,754	2,792
Private Placement Warrants (exercisable for Class A common stock) treated as liability	2,480	3,091
Public Warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Stock options and ESPP shares	1,859	1,866
Sponsor Shares	296	296
Common stock warrants (exercisable for Class A common stock) treated as equity	221	221

14. Stock-Based Compensation
During the three months ended March 31, 2026 and 2025, the Company granted equity awards under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$75	$33
Mission solutions costs, excluding depreciation and amortization	15	16
Advanced technology programs costs, excluding depreciation and amortization	88	91
Selling, general and administrative	3,927	2,757
Total stock-based compensation expense	$4,105	$2,897

The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.3 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the unaudited condensed consolidated balance sheets.

15. Related Party Transactions
A summary of the Company’s related party transactions during the three months ended March 31, 2026 and 2025 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Three Months Ended March 31,		March 31,	December 31,
	Nature of Relationship		2026	2025	2026	2025
Name		Description of the Transactions	(in thousands)
Ursa Space Systems	Strategic Partner	The Chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$83	125	$42	$—
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk	Design, development and manufacture of telescopes.	2,556	—	92	—
Seahawk	Subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Seahawk.	—	—	—	—
Intelsat Jackson Holdings, S.A. ("Intelsat"), which is now part of SES	Former debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to Intelsat to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Intelsat.	N/A	220	N/A	N/A
The Company recorded revenue from related parties of $9.7 million for the three months ended March 31, 2025. The amount of revenue from related parties for the three months ended March 31, 2026 was not significant. As of March 31, 2026 and December 31, 2025, the Company had $4.1 million and $3.9 million, respectively, of contract assets from related parties, which the Company anticipates receiving as payments over the next 12 months. As of March 31, 2026, the amounts invoiced by the Company and due from related parties were not significant. As of December 31, 2025, the amounts invoiced by the Company and due from related parties were $9.6 million.

16. Fair Value of Financial Instruments

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

March 31, 2026	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$686	$—	$—
Private Placement Warrants - Issued October 2019	—	—	193
Private Placement Warrants - Issued March 2023	—	—	23,998
Sponsor Shares	—	—	3,988
	$686	$—	$28,179

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public Warrants	$810	$—	$—
Private Placement Warrants - Issued October 2019	—	—	245
Private Placement Warrants - Issued March 2023	—	—	16,843
Sponsor Shares	—	—	2,750
	$810	$—	$19,838
The carrying values of the following financial instruments approximated their fair values as of March 31, 2026 and December 31, 2025 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2026 or 2025.
The following is a summary of changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2026 and 2025:

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2026	$2,750	$245	$16,843
Loss (gain) from changes in fair value	1,238	(52)	7,155
Balance as of March 31, 2026	$3,988	$193	$23,998

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
(Gain) loss from changes in fair value	(101)	213	(2,276)
Balance as of March 31, 2025	$1,602	$926	$11,544

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
On May 7, 2024, a putative class action relating to the Merger of Legacy BlackSky on September 9, 2021 with a wholly-owned subsidiary of Osprey was filed in the Delaware Court of Chancery. The action was captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserted breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and a director of Legacy BlackSky. The Drulias complaint sought, among other things, damages and attorneys’ fees and costs. The terms of the Merger required the Company to indemnify the directors of Osprey.
On May 8, 2024, a putative class action relating to the Merger was filed in the Delaware Court of Chancery. The action was captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserted breach of fiduciary duty claims against the former directors of the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against BlackSky Holdings, Inc. and certain directors and officers of Legacy BlackSky; and unjust enrichment claims against an Osprey director. The Cheriyala complaint sought, among other things, damages and attorneys’ fees and costs.
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
The parties attended private mediation on September 9, 2025. The parties thereafter reached an agreement on a stipulation of settlement memorializing the terms of the settlement, which was filed with the Court of Chancery on January 7, 2026 (the “Settlement”). In the Settlement, the parties agreed, among other things, that (i) the consolidated actions would be dismissed with prejudice, (ii) the defendants and the Company would be released from claims asserted in the consolidated actions or that could have been asserted in the actions relating to, among other things, the Merger, and (iii) in exchange, members of the class would be paid settlement consideration of $7.5 million, $7.4 million of which was funded from insurance proceeds pursuant to a plan of allocation set forth in the stipulation.

See Note 10—“Other Current Liabilities” of the notes to the unaudited condensed consolidated financial statements for further information on the Settlement. A hearing with the Court of Chancery to consider approval of the Settlement and related matters was held on April 17, 2026. During the hearing, the Court (i) certified the consolidated actions as class actions, (ii) approved the Settlement, including the plan of allocation, (iii)

approved an award of fees and expenses to plaintiffs’ counsel payable out of the settlement fund, and (iv) approved the payment of an incentive fee to plaintiffs. The Court of Chancery entered its final judgment on April 21, 2026. The costs of this case, including the pending Settlement, have been substantially funded from insurance proceeds and are not expected to have a material impact on the Company's operations or financial condition. See Note 7—“Prepaid Expenses and Other Current Assets” of the notes to the unaudited condensed consolidated financial statements for further information on the insurance proceeds.

18. Subsequent Events
The Company evaluated subsequent events through May 7, 2026 and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section titled “Risk Factors” under Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “BlackSky,” “the Company,” “we,” “us” and “our” refer to the business and operations of BlackSky Holdings, Inc. (“Legacy BlackSky”) and its consolidated subsidiaries prior to the completion of its merger on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (the “Merger”) and of BlackSky Technology Inc. and its consolidated subsidiaries, following the closing of the Merger.

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
Costs and Expenses
Our costs and expenses, which includes stock-based compensation expense for those employees who support each category, are incurred from the following categories:
•Space-Based Intelligence & AI Services Costs: primarily include third-party data and imagery, ground station service payments, internal labor to support our ground stations and space operations, and compute/storage costs to facilitate our expanding AI/machine learnings ("ML") functionality. Costs are expensed as they are incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year, and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive loss based upon the classification of each employee's cash compensation.
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
•Research and Development Expense: consists of employees’ salaries, taxes, and benefits costs incurred while researching next generation space and ground architectures in support of our long-term strategy, which includes investments in satellite design and functionality. Additionally, we employ and classify third-party vendors who help fulfill our strategic projects as research and development expense. We intend to continue to invest appropriate resources in research and development efforts, as we believe that investment is critical to maintaining our competitive position.
•Depreciation Expense: is related to property and equipment, which mainly consist of operational satellites and capitalized internal-use software. Amortization expense is related to intangible assets, which mainly consist of customer relationships. We expect to incur additional depreciation expense when each Gen-3 satellite is launched and placed into service.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
Effective January 1, 2025, we reclassified our captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align with our increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional &

engineering services are now either classified as mission solutions if they are related to our product offerings or advanced technology programs if they are related to our service offerings. As a result, for the three months ended March 31, 2025, the amounts presented have been reclassified to conform to the current presentation for three months ended March 31, 2026.
The following table provides the components of results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
Revenue
Space-based intelligence & AI services	$16,519	$16,829	$(310)	(1.8)%
Mission solutions	2,009	9,842	(7,833)	(79.6)%
Advanced technology programs	2,246	2,873	(627)	(21.8)%
Total revenue	20,774	29,544	(8,770)	(29.7)%
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	4,924	3,818	1,106	29.0%
Mission solutions costs, excluding depreciation and amortization	1,216	6,847	(5,631)	(82.2)%
Advanced technology programs costs, excluding depreciation and amortization	1,192	1,935	(743)	(38.4)%
Selling, general and administrative	22,562	21,442	1,120	5.2%
Research and development	170	245	(75)	(30.6)%
Depreciation and amortization	9,247	7,236	2,011	27.8%
Operating loss	(18,537)	(11,979)	(6,558)	(54.7)%
(Loss) gain on derivatives	(8,217)	1,901	(10,118)	(532.2)%
Interest income	1,024	573	451	78.7%
Interest expense	(3,932)	(3,343)	(589)	(17.6)%
Other (expense) income, net	(1)	65	(66)	(101.5)%
Loss before income taxes	(29,663)	(12,783)	(16,880)	(132.1)%
Income tax expense	—	(30)	30	100.0%
Net loss	$(29,663)	$(12,813)	$(16,850)	(131.5)%

Revenue

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services	$16,519	$16,829	$(310)	(1.8)%
% of total revenue	79.6%	57.0%

Mission solutions	2,009	9,842	(7,833)	(79.6)%
% of total revenue	9.7%	33.3%

Advanced technology programs	2,246	2,873	(627)	(21.8)%
% of total revenue	10.8%	9.7%

Total revenue	$20,774	$29,544	$(8,770)	(29.7)%

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue was relatively flat for the three months ended March 31, 2026 as compared to the same period in 2025.

Mission Solutions Revenue
Mission solutions revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025, primarily reflecting one-time work in process costs recognized in the first quarter of 2025 on a customized Earth observation satellite for a then-new customer, which did not recur in 2026. The decrease was partially offset by revenue recognized on certain long-term contracts that are in various stages of completion.

Advanced Technology Programs Revenue
Advanced technology programs revenue decreased for the three months ended March 31, 2026 as compared to the same period in 2025, largely due to the timing of completion of design and implementation services performed in 2025. These decreases were partially offset by revenue for providing advanced research and development services for an existing customer to develop next-generation space-based intelligence capabilities.

Costs and Expenses

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$4,924	$3,818	$1,106	29.0%
Mission solutions costs, excluding depreciation and amortization	1,216	6,847	(5,631)	(82.2)%
Advanced technology programs costs, excluding depreciation and amortization	1,192	1,935	(743)	(38.4)%
Total costs	$7,332	$12,600	$(5,268)	(41.8)%

Space-Based Intelligence and AI Service Costs
Space-based intelligence & AI services costs, excluding depreciation and amortization, increased for the three months ended March 31, 2026 as compared to the same period in 2025, driven by increased capacity demand from recent global events, which also caused an increase in direct labor fulfillment costs on new and existing long-term contracts.

Mission Solutions Costs
Mission solutions costs, excluding depreciation and amortization, decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the impact of incurred work in process costs under a satellite procurement contract that began in 2025.

Advanced Technology Programs Costs
Advanced technology programs costs, excluding depreciation and amortization, decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a decrease in direct labor fulfillment costs caused by the timing of completion of design and implementation services performed in 2025. These decreases were partially offset by costs to provide advanced research and development services to an existing customer to develop next-generation space-based intelligence capabilities.

Selling, General, and Administrative

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$11,739	$11,703	$36	0.3%
Stock-based compensation expense	3,927	2,757	1,170	42.4%
Information technology and other administrative expenses	2,745	2,648	97	3.7%
Professional fees	1,263	1,995	(732)	(36.7)%
Selling and marketing	1,307	920	387	42.1%
Product development costs	546	344	202	58.7%
Rent expense	546	564	(18)	(3.2)%
Insurance	489	511	(22)	(4.3)%
Selling, general and administrative	$22,562	$21,442	$1,120	5.2%

Selling, general, and administrative expenses increased during the three months ended March 31, 2026 as compared to the same period in 2025, primarily related to an increase in stock-based compensation expense resulting from an increase in the average stock price at the time of the grant of new stock awards in 2026. In addition, selling and marketing expenses increased related to the cost of international sales consultants as we continue to invest in international sales initiatives. These increases were partially offset by decreases in professional fees as a result of one-time transaction costs and accounting fees incurred during 2025 that were associated with finalizing the BlackSky Satellite Systems acquisition that closed in late 2024.
The following is our forecast for total restricted stock units ("RSUs") non-cash stock-based compensation expense as of March 31, 2026, which excludes certain executive RSUs that were forfeited after March 31, 2026 but before the filing date. In addition to the amounts recognized in selling, general, and administrative expenses, this includes the portion that will be capitalized or classified in space-based intelligence & AI services, mission solutions, or advanced technology programs costs:

(in thousands)
For the years ending December 31,
2026	$10,962
2027	11,008
2028	7,196
2029	3,541
2030	591
$33,298

Research and Development

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
Research and development	$170	$245	$(75)	(30.6)%

Research and development expense decreased for the three months ended March 31, 2026, as compared to the same period in 2025, due to the completion of certain development projects in early 2025.

Depreciation and Amortization

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
Depreciation of satellites	$4,627	$3,628	$999	27.5%
Depreciation of all other property and equipment	4,066	3,401	665	19.6%
Amortization	554	207	347	167.6%
Depreciation and amortization	$9,247	$7,236	$2,011	27.8%
Depreciation expense from satellites increased for the three months ended March 31, 2026 as compared to the same period in 2025 related to the launch of our Gen-3 satellites throughout 2025 and during the first quarter of 2026. This was partially offset by a decrease in depreciation expense related to Gen-2 satellites becoming fully depreciated in 2025.
Depreciation expense from all other property and equipment increased for the three months ended March 31, 2026 as compared to the same period in 2025. This increase was primarily driven by the depreciation of increasing asset balances for internal-use software as we continue to invest in our BlackSky Spectra software platform, features for our Gen-3 constellation, and internal infrastructure.
Amortization expense increased for the three months ended March 31, 2026 as compared to the same period in 2025 due to the change in the estimated useful life of an intangible asset during the fourth quarter of 2025.

Non-Operating Expenses

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(dollars in thousands)
(Loss) gain on derivatives	$(8,217)	$1,901	$(10,118)	(532.2)%
Interest income	1,024	573	451	78.7%
Interest expense	(3,932)	(3,343)	(589)	(17.6)%
Other (expense) income, net	(1)	65	(66)	(101.5)%

(Loss) gain on derivatives
Our common stock price significantly drives fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in our unaudited condensed consolidated balance sheets and measure at fair value. Fluctuations to these instruments are inversely related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants. These re-measurements of derivative liabilities generated a loss for the three months ended March 31, 2026 and a gain for the three months ended March 31, 2025.
Interest income
Interest income increased during the three months ended March 31, 2026 as a result of higher short-term investment balances during the period as compared to the same period in 2025.
Interest expense
Interest expense increased during the three months ended March 31, 2026, as compared to the same period in 2025 because our outstanding debt increased from $116.5 million as of March 31, 2025 to $209.2 million as of March 31, 2026. In July 2025, we lowered the average interest rate of our outstanding debt when we repaid $100.2 million of loans from related parties in their entirety, which had a stated interest rate of 12% upon repayment, and issued $185.0 million of Convertible Senior Notes with a stated interest rate of 8.25%.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; unrealized gain or loss on certain warrants/shares classified as derivative liabilities; loss on debt extinguishment; non-recurring transaction costs; litigation, settlements, and related costs; severance; and impairment, obsolescence, and asset disposals. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our ongoing operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.

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
The table below reconciles our net loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(29,663)	$(12,813)
Interest income	(1,024)	(573)
Interest expense	3,932	3,343
Income tax expense	—	30
Depreciation and amortization	9,247	7,236
Loss (gain) on derivatives	8,217	(1,901)
Stock-based compensation expense	4,105	2,897
Severance	72	326
Litigation, settlements, and related costs	18	138
Non-recurring transaction costs	—	656
Impairment and asset disposals	—	44
Adjusted EBITDA	$(5,096)	$(617)

Liquidity and Capital Resources
As of March 31, 2026, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $39.4 million and $42.4 million as of March 31, 2026 and December 31, 2025, respectively, and our short-term investments totaled $76.1 million and $82.0 million as of March 31, 2026 and December 31, 2025, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of March 31, 2026, we had an accumulated deficit of $756.1 million.
Our short-term liquidity as of March 31, 2026 was comprised of the following:

(in thousands)
Cash and cash equivalents	$39,382
Restricted cash	2,027
Short-term investments(1)	76,139
$117,548
(1) Short-term investments were included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of March 31, 2026 was $117.5 million. We expect cash and cash equivalents, short-term investments, and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite and mission solutions production needs, launch and insurance costs, our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, our ongoing investments in technology infrastructure, and the continuing market acceptance of our products and services.
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
We entered into vendor financing agreements for $57.6 million to fund the costs of multiple satellite launches. Our November 2023 agreement provides for a $27.0 million borrowing commitment and payments accrue interest at 12.6% per annum while our November 2025 agreement is for a $30.6 million borrowing commitment and payments accrue interest at 9.50% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date. During the three months ended March 31, 2026, we incurred $3.0 million of additional debt related to the satellite launch vendor financing agreements. As of March 31, 2026, we have $28.9 million of additional vendor financing available to us for future launches. For additional information regarding the Convertible Senior Notes and vendor financing agreements, see Note 11 – “Debt and Other Financing” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2026, we issued and sold shares of our Class A common stock under our ATM sales agreement, resulting in gross proceeds of $15.0 million. We have the ability to offer and sell up to $100.0 million of shares of our Class A common stock in open trading windows at market prices through a designated broker dealer pursuant to an ATM offering program.
We had $24.2 million and $28.6 million of current contract assets as of March 31, 2026 and December 31, 2025, respectively. We expect to continue billing for and receiving payments on our contract assets over the next 12 months as interim milestones on a few major customer contracts are met. The timing of customer billing and payment varies from contract to contract and we may continue to generate additional contract assets in 2026 and beyond as we enter into new contracts.
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

Short-Term Liquidity Requirements
As of March 31, 2026, our current assets were $185.3 million, consisting primarily of short-term investments, cash and cash equivalents, accounts receivable, and contract assets.
As of March 31, 2026, our current liabilities were $53.6 million, consisting primarily of contract liabilities, accounts payable and accrued liabilities, and other current liabilities, which includes a $7.5 million liability expected to be offset by an insurance recovery of $7.4 million. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the three months ended March 31, 2026 and 2025. Our short-term liquidity at March 31, 2026 was $117.5 million. Short-term investments of $76.1 million are not classified as cash, cash equivalents, or restricted cash.

	Three Months Ended March 31,		$
	2026	2025	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(2,356)	$27,245	$(29,601)
Net cash used in investing activities	(9,332)	(24,142)	14,810
Net cash provided by financing activities	9,549	4,420	5,129
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,139)	7,523	(9,662)
Cash, cash equivalents, and restricted cash – beginning of year	43,548	14,378	29,170
Cash, cash equivalents, and restricted cash – end of period	$41,409	$21,901	$19,508

Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $2.4 million, which is a decrease as compared to the same period in 2025. The decrease in net cash used in operating activities was largely related to a change in working capital in the first quarter of 2025 when we received a cash payment for capacity for future purchase orders and recorded it as deferred revenue in our unaudited condensed consolidated balance sheets. This decrease was partially offset by an increase in cash collected from interim milestone billings on a few major customer contracts during the three months ended March 31, 2026.

Investing Activities
The change in net cash used in investing activities was primarily due to increased net proceeds from short-term investments in government securities of $6.4 million during the three months ended March 31, 2026 as compared to $15.3 million of net purchases during the three months ended March 31, 2025.

We continue to have significant cash outflows for satellite procurement and launch-related services. We also incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. The total amount paid for capital expenditures increased during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to an increase in cash paid to procure direct materials and build our Gen-3 satellites, as well as for cash paid for launch insurance. We expect cash outflows for satellite production to increase as we continue to build out our satellite constellation.

Financing Activities
We received $14.3 million in net cash proceeds from our equity issuances during the three months ended March 31, 2026 as compared to $5.1 million in net proceeds during the three months ended March 31, 2025. Our equity issuances during the three months ended March 31, 2026 consisted of the sale of 0.6 million shares of our Class A common stock under the 2025 ATM Agreement, which resulted in $15.0 million in gross proceeds. In comparison, for the three months ended March 31, 2025, we sold 0.6 million shares of our Class A common stock under our 2022 ATM Agreement, which resulted in $5.4 million in gross proceeds. The increase in gross proceeds was the result of an increase in our average stock price during three months ended March 31, 2026 as compared to the same period in 2025.
The increase in net cash provided by financing activities were partially offset by increased withholding tax payments on vesting of restricted stock units as a result of an increase in our stock price between the comparative periods and $1.7 million of debt repayments to our satellite launch vendor financing debt arrangement.
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
Classification of Revenue
We classify revenue as space-based intelligence & AI services, mission solutions, and advanced technology programs in our unaudited condensed consolidated statements of operations and comprehensive loss based on the predominant attributes of the performance obligations.
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

Private Placement Warrants and Sponsor Shares
We have classified the Private Placement Warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of March 31, 2026 and 2025. Although some of the warrants have expiration dates within one year of March 31, 2026, current liabilities are used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. The Private Placement Warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the Merger, whereas the Private Placement Warrants issued in March 2023 were recorded at fair value on the date of issuance. The Private Placement Warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and immediately prior to each warrant exercise date. The remeasurements are recorded to (loss) gain on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

On May 7, 2024, a putative class action relating to the merger (the “Merger”) of BlackSky Holdings, Inc. (“Legacy BlackSky”) on September 9, 2021 with a wholly-owned subsidiary of Osprey Technology Acquisition Corp. (“Osprey”) was filed in the Delaware Court of Chancery. The action was captioned Drulias v. Osprey Sponsor II, LLC, et al. (“Drulias”) (Del. Ch. 2024). The Drulias complaint asserted breach of fiduciary duty and unjust enrichment claims against the former directors of Osprey (the “Osprey Board”); the former officers of Osprey; and Osprey Sponsor II, LLC (the “Sponsor”); and aiding and abetting breach of fiduciary duty claims against HEPCO Capital Management, LLC; JANA Partners LLC; and a director of Legacy BlackSky. The Drulias complaint alleged the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the proxy statement disseminated in connection with the approval of the Merger (the “Merger Proxy”). The Drulias complaint further alleged that a Legacy BlackSky director aided and abetted breaches of fiduciary duty by the Osprey Directors by conspiring with them to provide misleading financial information in connection with the Merger Proxy. The Drulias complaint sought, among other things, damages and attorneys’ fees and costs. The terms of the Merger required us to indemnify the directors of Osprey.

On May 8, 2024, a putative class action relating to the Merger was filed in the Delaware Court of Chancery. The action was captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserted breach of fiduciary duty claims against the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against Legacy BlackSky and certain directors and officers of Legacy BlackSky; and unjust enrichment claims against the Sponsor and an Osprey director. The Cheriyala complaint alleged the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the Merger Proxy. The Cheriyala complaint further alleges that Legacy BlackSky and certain of its directors and officers prepared misleading projections that did not accurately reflect Legacy BlackSky’s financial prospects, which aided and abetted the Sponsor’s and Osprey Board’s dissemination of misleading information in the Merger Proxy. The Cheriyala complaint sought, among other things, damages and attorneys’ fees and costs.

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

The parties attended private mediation on September 9, 2025. The parties thereafter reached an agreement on a stipulation of settlement memorializing the terms of the settlement, which was filed with the Court of Chancery on January 7, 2026 (the “Settlement”). In the Settlement, the parties agreed, among other things, that (i) the consolidated actions would be dismissed with prejudice, (ii) the defendants and the Company would be released from claims asserted in the consolidated actions or that could have been asserted in the actions relating to, among other things, the Merger, and (iii) in exchange, members of the class would be paid settlement consideration of $7.5 million, $7.4 million of which was funded from insurance proceeds pursuant to a plan of allocation set forth in the stipulation.

A hearing with the Court of Chancery to consider approval of the Settlement and related matters was held on April 17, 2026. During the hearing, the Court (i) certified the consolidated actions as class actions, (ii) approved the Settlement, including the plan of allocation, (iii) approved an award of fees and expenses to plaintiffs’ counsel payable out of the settlement fund, and (iv) approved the payment of an incentive fee to plaintiffs. The Court of Chancery entered its final judgment on April 21, 2026. The costs of this case, including the Settlement, have been substantially funded from insurance proceeds and are not expected to have a material impact on our operations or financial condition.

ITEM 1A. RISK FACTORS
For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed by us with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2025, we entered into an "at the market" (ATM) sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents, under which we may offer and sell from time to time up to $100.0 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended March 31, 2026, we raised gross proceeds of $15.0 million through the sale of 631,207 shares in our ATM offering. We sold such shares at an average purchase price per share of $23.76. After deducting commissions and other offering expenses associated with the ATM offering of $0.8 million, the net proceeds to us from the transactions were $14.2 million. We intend to use the net proceeds from the sale of the shares for working capital and other general corporate purposes.
We are subject to restrictions on the payment of cash dividends in our loan and debt agreements. For additional information on our indebtedness and related restrictions therein, see Note 11 —“Debt and Other Financing” of the notes to the consolidated financial statements and “Liquidity and Capital Resources” under Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

May 7, 2026	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)