Form 10-Q
period 2026-06-30
BlackSky Technology Inc.
filed 2026-08-06
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 3, 2026, there were 40,924,846 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$36,897	$42,445
Restricted cash	9,965	1,103
Short-term investments	197,283	82,006
Accounts receivable, net of allowance of $96 and $50, respectively	27,959	34,139
Contract assets	26,025	28,595
Inventories	6,178	6,178
Prepaid expenses and other current assets	5,482	12,329
Total current assets	309,789	206,795
Property and equipment - net	90,980	79,037
Operating lease right of use assets - net	5,559	3,418
Goodwill	10,279	10,279
Intangible assets - net	3,500	4,422
Satellite work in process	95,608	80,651
Other assets	1,311	1,644
Total assets	$517,026	$386,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$13,787	$14,945
Contract liabilities - current	18,995	20,518
Debt - current portion	11,672	7,937
Other current liabilities	8,639	16,061
Total current liabilities	53,093	59,461
Operating lease liabilities	10,059	7,579
Derivative liabilities	39,171	20,648
Long-term debt - net of current portion	199,166	193,180
Other liabilities	4,005	10,503
Total liabilities	305,494	291,371
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 40,925 and 36,227 shares; outstanding, 40,628 shares and 35,930 shares as of June 30, 2026 and December 31, 2025, respectively.	4	4
Additional paid-in capital	988,473	821,319
Accumulated deficit	(776,945)	(726,448)
Total stockholders’ equity	211,532	94,875
Total liabilities and stockholders’ equity	$517,026	$386,246

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Space-based intelligence & AI services	$24,507	$17,982	$41,026	$34,811
Mission solutions	5,111	1,051	7,120	10,893
Advanced technology programs	3,698	3,166	5,944	6,039
Total revenue	33,316	22,199	54,090	51,743
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	5,395	3,460	10,319	7,278
Mission solutions costs, excluding depreciation and amortization	1,601	384	2,817	7,231
Advanced technology programs costs, excluding depreciation and amortization	2,053	2,403	3,245	4,338
Selling, general and administrative	23,778	22,667	46,340	44,109
Research and development	291	17	461	262
Depreciation and amortization	7,997	7,208	17,244	14,444
Operating loss	(7,799)	(13,940)	(26,336)	(25,919)
Loss on derivatives	(10,517)	(24,435)	(18,734)	(22,534)
Interest income	1,348	677	2,372	1,250
Interest expense	(3,865)	(3,509)	(7,797)	(6,852)
Other (expense) income, net	(1)	3	(2)	68
Loss before income taxes	(20,834)	(41,204)	(50,497)	(53,987)
Income tax expense	—	(35)	—	(65)
Net loss	(20,834)	(41,239)	(50,497)	(54,052)
Other comprehensive income	—	—	—	—
Total comprehensive loss	$(20,834)	$(41,239)	$(50,497)	$(54,052)

Basic and diluted loss per share of common stock:
Net loss per share of common stock	$(0.54)	$(1.27)	$(1.35)	$(1.71)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	35,930	$4	$821,319	$(726,448)	$94,875
Stock-based compensation	—	—	4,421	—	4,421
Issuance of common stock upon exercise of stock options	9	—	7	—	7
Issuance of common stock upon vesting of restricted stock units	324	—	—	—	—
Issuance of common stock, net of equity issuance costs	631	—	14,204	—	14,204
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(127)	—	(3,039)	—	(3,039)
Net loss	—	—	—	(29,663)	(29,663)
Balance as of March 31, 2026	36,767	$4	$836,912	$(756,111)	$80,805
Stock-based compensation	—	—	4,609	—	4,609
Issuance of common stock upon exercise of stock options and ESPP shares purchased	89	—	798	—	798
Issuance of common stock upon exercise of common stock warrants	7	—	333	—	333
Issuance of common stock upon vesting of restricted stock units	209	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,556	—	145,821	—	145,821
Net loss	—	—	—	(20,834)	(20,834)
Balance as of June 30, 2026	40,628	$4	$988,473	$(776,945)	$211,532

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	3,054	—	3,054
Issuance of common stock upon exercise of stock options	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	156	—	—	—	—
Issuance of common stock, net of equity issuance costs	592	—	5,111	—	5,111
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(58)	—	(492)	—	(492)
Net loss	—	—	—	(12,813)	(12,813)
Balance as of March 31, 2025	31,356	$3	$757,847	$(669,001)	$88,849
Stock-based compensation	—	—	3,599	—	3,599
Issuance of common stock upon exercise of stock options and ESPP shares purchased	32	—	180	—	180
Issuance of common stock upon vesting of restricted stock units	139	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,081	—	35,766	—	35,766
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(51)	—	(595)	—	(595)
Net loss	—	—	—	(41,239)	(41,239)
Balance as of June 30, 2025	34,557	$3	$796,797	$(710,240)	$86,560

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(50,497)	$(54,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,244	14,444
Transfer of satellite work in process to mission solutions costs	596	—
Operating lease right of use assets amortization	347	306
Stock-based compensation expense	8,417	6,351
Amortization of debt issuance costs and non-cash interest expense	458	4,017
Loss on derivatives	18,734	22,534
Non-cash interest income	(1,531)	(872)
Other	51	5
Changes in operating assets and liabilities:
Accounts receivable	6,129	7,720
Contract assets - current and long-term	2,785	(14,324)
Inventories	—	5,997
Prepaid expenses and other current assets	6,883	605
Other assets	(244)	(40)
Accounts payable and accrued liabilities	783	(8,065)
Other current liabilities	(8,015)	1,168
Contract liabilities - current and long-term	(8,021)	34,183
Other liabilities	—	(12)
Net cash (used in) provided by operating activities	(5,881)	19,965
Cash flows from investing activities:
Purchase of property and equipment	(7,287)	(8,096)
Satellite work in process	(23,892)	(10,772)
Purchases of short-term investments	(178,997)	(56,953)
Proceeds from maturities of short-term investments	65,250	26,000
Net cash used in investing activities	(144,926)	(49,821)
Cash flows from financing activities:
Proceeds from equity issuances, net of equity issuance costs	160,170	40,861
Proceeds from warrants exercised	123	—
Proceeds from options exercised and ESPP shares purchased	805	180
Repayments of debt	(3,938)	(563)
Payments for debt issuance costs	—	(175)
Withholding tax payments on vesting of restricted stock units	(3,039)	(1,086)
Payments for deferred offering costs	—	(31)
Net cash provided by financing activities	154,121	39,186
Net increase in cash, cash equivalents, and restricted cash	3,314	9,330
Cash, cash equivalents, and restricted cash – beginning of year	43,548	14,378
Cash, cash equivalents, and restricted cash – end of period	$46,862	$23,708
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2026	2025

Cash and cash equivalents	$36,897	$22,555
Restricted cash	9,965	1,153
Total cash, cash equivalents, and restricted cash	$46,862	$23,708

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,040	$1,509
Cash paid for income taxes	—	20
Supplemental disclosures of non-cash financing and investing information:
Additions of equipment and other satellite procurement costs accrued but not yet paid	$4,009	$1,720
Vendor financed satellite launch costs	13,200	10,500
Interest capitalized but not yet paid	1,350	162
Accretion of short-term investments' discounts and premiums	1,531	872
Capitalized depreciation expense	710	574
Transfer of satellite work in process to mission solutions costs	596	—
Capitalized stock-based compensation	613	302
Equity issuance costs accrued but not yet paid	141	30
Adjustments to goodwill for changes in the preliminary purchase price allocation	—	19
Increase of debt principal for paid-in-kind interest	—	4,490
Deferred financing costs accrued but not yet paid	—	110
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

1. Organization and Business
BlackSky Technology Inc. (“BlackSky” or the “Company”), headquartered in Herndon, Virginia, is a space technology company that delivers real-time imagery, analytics and high-frequency monitoring along with mission solutions offerings that allow customers the ability to acquire, own, and operate their own customized satellite(s) and space-to-ground system(s). The Company owns and operates an advanced purpose-built commercial, real-time intelligence system that combines the power of the BlackSky Spectra tasking and analytics software platform and the Company's proprietary high-resolution low earth orbit (“LEO”) small satellite constellation. The constellation is optimized to cost-efficiently capture imagery to 35 cm at high revisit rates where and when customers need it. The BlackSky Spectra software platform processes millions of observations a day by integrating data from the Company's proprietary satellite constellation and from other third-party sensors such as synthetic aperture radar and radio frequency satellites, millions of GPS-enabled terrestrial data sources and Internet of Things (“IoT”) connected devices. BlackSky Spectra applies advanced, proprietary artificial intelligence (“AI”) and machine learning (“ML”) techniques to process, analyze, and transform these raw feeds into actionable intelligence via alerts, information, and insights. Customers can access BlackSky Spectra's software platform and its data and analytics through easy-to-use web services or through platform application programming interfaces. BlackSky delivers a comprehensive suite of space-based intelligence products and services through three integrated revenue streams—space-based intelligence & AI services, mission solutions, and advanced technology programs.
During the six months ended June 30, 2026, the Company issued and sold shares as part of the Company's at-the-market (“ATM”) offering programs. The Company sold 4.2 million shares from the ATM offering programs at an average purchase price per share of $39.41, resulting in gross proceeds of $165.0 million during the six months ended June 30, 2026. The transaction costs of $5.0 million for the equity issuances incurred during the six months ended June 30, 2026, which primarily consisted of commissions, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and balance sheets.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation
The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s unaudited condensed consolidated financial statements have been prepared on a historical cost basis, except for certain financial assets and liabilities, including derivative financial instruments, that are stated at fair value. Unless otherwise indicated, amounts presented in the Notes pertain to the Company’s continuing operations.
Effective January 1, 2025, the Company reclassified its captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align with the Company’s increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to the Company's product offerings or advanced technology programs if they are related to the Company's service offerings. As a result, for the three and six months ended June 30, 2025, the amounts presented have been reclassified to conform to the current year presentation.
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

Restricted Cash
As of June 30, 2026 and December 31, 2025, the Company’s restricted cash balance was $10.0 million and $1.1 million, respectively. The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations. As of June 30, 2026, $9.5 million of the Company's restricted cash balance was held primarily in term deposits that served as compensating balances for letters of credit required under contracts with certain customers.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of June 30, 2026 and December 31, 2025, the Company’s short-term investments had a carrying value, representing amortized cost, of $197.3 million and $82.0 million, respectively, and an aggregate fair value, representing a Level 1 measurement based off of the fair value hierarchy, of $197.1 million and $82.1 million, respectively.

Inventories
Inventories are production costs associated with anticipated future revenue contracts. As of June 30, 2026 and December 31, 2025, the Company had $6.2 million of work in process inventory. Inventories are stated on a consistent basis at the lower of historical cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company estimates future sales and will write down excess inventories as needed. The Company had no reserve for inventory as of June 30, 2026 and December 31, 2025. The Company’s estimates of future sales are based on confirmed and expected customer contracts. The carrying values of inventories approximated their fair values as of June 30, 2026 and December 31, 2025.

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
Revenue is measured as the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-

occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited amount of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally provided on a prospective basis. The Company did not have any active contracts with significant variable consideration as of June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026(1)	2025	2026	2025
	(in thousands)
Revenue	$1,794	$(1,023)	$1,649	$(1,229)
Basic and diluted net loss per share	$0.05	$(0.03)	$0.04	$(0.04)
(1) During the three months ended June 30, 2026, the Company recorded favorable EAC adjustments of $2.9 million and $0.8 million on two mission solutions programs due to labor efficiencies and the retirement of risk. The Company also recorded an unfavorable EAC adjustment of $1.9 million on a mission solutions program due to an increase in estimated labor hours on the project. The remaining EAC adjustments are not individually significant to the Company.

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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2026. The Sponsor Shares are adjusted to fair value at each reporting period and any net gains or losses in the change in fair value are recognized in loss on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options issued under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option is estimated as of the date of grant. The Company did not grant any stock options during the six months ended June 30, 2026.
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

4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. The CODM has utilized consolidated net loss to assess financial performance and allocate resources. Accordingly, for the three and six months ended June 30, 2026 and 2025, the Company was deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprised the continuing operations of the Company’s single operating and reportable segment, provided space-based intelligence products and services through three integrated revenue streams—space-based intelligence & AI services, mission solutions, and advanced technology programs—along with related costs, primarily consisting of cloud computing and hosting services, direct materials to build and test specific components, and internal labor for service solutions that enhance customer adoption and operational integration of the Company's technology.
The following table presents selected financial information with respect to the Company’s single reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Space-based intelligence & AI services	$24,507	$17,982	$41,026	$34,811
Mission solutions	5,111	1,051	7,120	10,893
Advanced technology programs	3,698	3,166	5,944	6,039
Total revenue	33,316	22,199	54,090	51,743
Costs and expenses
Space-based intelligence & AI services direct labor costs	1,851	676	3,679	1,228
Space-based intelligence & AI services direct materials costs	3,544	2,784	6,640	6,050
Mission solutions direct labor costs	971	239	1,678	586
Mission solutions direct materials costs	630	145	1,139	6,645
Advanced technology programs direct labor costs	1,783	1,988	2,864	3,807
Advanced technology programs direct materials costs	270	415	381	531
Salaries and benefit costs	11,539	11,812	23,278	23,515
Stock-based compensation expense(1)	4,066	3,288	7,993	6,045
Other segment items(2)	8,464	7,584	15,530	14,811
Depreciation and amortization	7,997	7,208	17,244	14,444
Loss on derivatives	10,517	24,435	18,734	22,534
Interest income	(1,348)	(677)	(2,372)	(1,250)
Interest expense	3,865	3,509	7,797	6,852
Other expense (income), net	1	(3)	2	(68)
Income tax expense	—	35	—	65
Net loss	$(20,834)	$(41,239)	$(50,497)	$(54,052)
(1) Relates to stock-based compensation expense within selling, general, and administrative costs.
(2) Other segment items included in net loss primarily includes selling, general, and administrative costs and research and development costs.
As of June 30, 2026 and 2025, the Company's segment assets, which are equal to the Company's consolidated assets on the unaudited condensed consolidated balance sheets, are owned and operated by United States entities and are classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

5. Revenue
Disaggregation of Revenue
The Company generates revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs, primarily to domestic and international government agencies. The approximate revenue based on the geographic location of end customers was as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$11,283	$13,721	$21,073	$25,541
Rest of world	22,033	8,478	33,017	26,202
Total revenue	$33,316	$22,199	$54,090	$51,743
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. For the three months ended June 30, 2026 and 2025, the rest of world had two and one countries, respectively, that generated 10% or more of the Company's total revenue. For the six months ended June 30, 2026 and 2025, the rest of world had two countries that each generated 10% or more of the Company's total revenue.
For the three and six months ended June 30, 2026 and 2025, the Company had the following customers whose revenue balances individually represented 10% or more of the Company’s total revenue:

		Revenue
		Three Months Ended June 30,		Six Months Ended June 30,
Customer	Geographic Area(1)	2026	2025	2026	2025
U.S. federal government and agencies	United States	34%	61%	38%	49%
Customer B	Rest of world	14%	20%	17%	17%
Customer C	Rest of world	19%	*	12%	*
Customer D	Rest of world	*	*	*	21%
* Revenue from these customers were less than 10% of total revenue during the period.
(1) Each customer whose revenue balances balance individually represented 10% or more of the Company’s total revenue relates to a unique country.
As of June 30, 2026 and December 31, 2025, the Company had the following customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable:

		Accounts Receivable
		As of June 30,	As of December 31,
Customer	Geographic Area(1)	2026	2025
U.S. federal government and agencies	United States	11%	*
Customer C	Rest of world	16%	*
Customer E	Rest of world	44%	50%
Customer F	Rest of World	*	11%
* Accounts receivable from these customers were less than 10% of total accounts receivable at the end of the period.
(1) Each customer whose accounts receivable balance individually represented 10% or more of the Company’s total accounts receivable relates to a unique country.

Revenue from categories of end customers for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
U.S. federal government and agencies	$11,350	$13,496	$20,595	$25,183
International governments	21,636	7,928	32,340	25,054
Commercial and other	330	775	1,155	1,506
Total revenue	$33,316	$22,199	$54,090	$51,743

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of June 30, 2026, the Company had $378.1 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, a portion of which is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $76.2 million, $72.6 million, and $229.3 million in the six months ending December 31, 2026, fiscal year 2027, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Contract assets - current:
Unbilled revenue	$26,025	$28,595
Total contract assets - current	$26,025	$28,595

Contract assets - long-term:
Other contract assets - long-term	465	680
Total contract assets - long-term(1)	$465	$680

Contract liabilities - current:
Deferred revenue - current	$18,995	$20,518
Total contract liabilities - current	$18,995	$20,518

Contract liabilities - long-term:
Deferred revenue - long-term	$3,516	$9,948
Other contract liabilities - long-term	489	555
Total contract liabilities - long-term(2)	$4,005	$10,503
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
Changes in short-term and long-term contract assets and contract liabilities for the six months ended June 30, 2026 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2026	$29,275	$31,021
Billings or revenue recognized that was included in the beginning balance	(15,316)	(2,023)
Changes in contract assets or contract liabilities, net of reclassification to receivables	11,341	(5,688)
Cumulative catch-up adjustment arising from changes in estimates to complete during the period	1,405	(244)
Changes in costs to fulfill and amortization of commission costs	(215)	—
Changes in contract commission costs	—	(66)
Balance as of June 30, 2026	$26,490	$23,000

7. Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets were as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Receivable for insurance recoveries	$—	$7,603
Prepaid expenses	4,745	4,505
Other current assets	737	221
Total prepaid expenses and other current assets	$5,482	$12,329
See Note 17—“Commitments and Contingencies” for additional information on the legal proceedings settlement and the associated change in the receivable for insurance recoveries during the second quarter of 2026.

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	June 30,	December 31,
	2026	2025
	(in thousands)
Satellites	$164,733	$143,440
Software	53,686	46,245
Office furniture and fixtures	8,991	9,086
Software development in process	3,141	3,925
Production and engineering equipment	3,992	3,421
Site equipment	2,802	2,682
Computer equipment	1,861	1,705
Other equipment	1,078	999
	240,284	211,503
Less: accumulated depreciation	(149,403)	(132,466)
Property and equipment not yet placed in service	99	—
Property and equipment — net	$90,980	$79,037

9. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accounts payable	$5,411	$2,340
Accrued payroll	5,297	6,163
Accrued capital expenditures	702	4,288
Accrued cost of goods sold and other expenses	2,377	2,154
Total accounts payable and accrued liabilities	$13,787	$14,945

10. Other Current Liabilities
The components of other current liabilities were as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accrued interest	$7,517	$7,635
Contingent liabilities	—	7,495
Operating lease right-of-use liabilities	434	769
Other current liabilities	688	162
Total other current liabilities	$8,639	$16,061
See Note 17—“Commitments and Contingencies” for additional information on the legal proceedings settlement and relief of the associated contingent liabilities during the second quarter of 2026.

11. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	June 30,	December 31,
	2026	2025
	(in thousands)
Current portion of long-term debt	$11,692	$7,971
Non-current portion of long-term debt	205,458	199,917
Total long-term debt	217,150	207,888
Unamortized debt issuance costs	(6,312)	(6,771)
Outstanding balance	$210,838	$201,117

	Effective Interest Rate	June 30,	December 31,
Name of Loan		2026	2025
		(in thousands)
Convertible Senior Notes	8.73%	$185,000	$185,000
Satellite launch vendor financing	6.85% - 11.62%	32,150	22,888
Total		$217,150	$207,888

Convertible Senior Notes
The Company issued $185.0 million aggregate principal amount of Convertible Senior Notes in a private offering during July 2025. The Convertible Senior Notes mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The following table summarizes the interest expense for the Convertible Senior Notes for the three and six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
	(in thousands)
Coupon interest	$3,815	$7,631
Amortization of debt issuance costs	222	444
Total interest expense	$4,037	$8,075

Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay shares of the Company's Class A common stock, or deliver cash, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. The conversion rate of the notes will initially be 27.1909 shares of BlackSky’s Class A common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $36.78 per share of Class A common stock). The conversion rate is subject to adjustment upon the occurrence of certain events set forth in the indenture governing the terms of the Convertible Senior Notes. The Company may not redeem the Convertible Senior Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the Convertible Senior Notes, at the Company's option, on or after August 4, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if (1) the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) certain liquidity conditions are satisfied, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert such Convertible Senior Notes in connection with such make-whole fundamental change or notice of redemption. Lastly, on August 6, 2030, each holder shall have the option to require the Company to repurchase for cash all of their Convertible Senior Notes, or any portion of the principal amount in multiples of $1,000, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the repurchase date.

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
The Company may prepay either agreement at any time until the maturity date without premium or penalty. The outstanding debt related to the vendor financing agreements is guaranteed by the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. During the six months ended June 30, 2026, the Company incurred $13.2 million of additional debt and repaid $5.0 million of principal and interest related to the satellite launch vendor financing agreements.

Debt Maturities
Minimum required maturities under the Company’s loan agreements, excluding early redemption of the Convertible Senior Notes, are as follows:

For the years ending December 31,	(in thousands)
2026	$5,208
2027	12,967
2028	10,154
2029	3,821
2030	—
Thereafter	185,000
Total outstanding	$217,150

Fair Value of Debt
The following tables present the fair value hierarchy of the Company’s outstanding long-term debt as of June 30, 2026 and December 31, 2025:

June 30, 2026	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$240,574	$—	$—
Satellite launch vendor financing	—	—	33,204
	$240,574	$—	$33,204

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$204,135	$—	$—
Satellite launch vendor financing	—	—	21,822
	$204,135	$—	$21,822
The fair value of the satellite launch vendor financing was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
As of June 30, 2026, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of June 30, 2026.

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
As of June 30, 2026 and December 31, 2025, the Company's derivative liabilities included only equity warrants and the Sponsor Shares.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants at June 30, 2026:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	(Gain) Loss in Value for the Six Months Ended June 30, 2026	Fair Value as of June 30, 2026
	(in thousands)					(in thousands)
Public Warrants	1,977	$92.00	$144.00	9/9/2026	Liability	$(19)	$791
Private placement warrants - Issued October 2019	520	92.00	144.00	9/9/2026	Liability	5	208
Private placement warrants - Issued October 2019	520	160.00	144.00	9/9/2026	Liability	(21)	21
Private placement warrants - Issued March 2023	1,433	17.61	N/A	9/8/2028	Liability	14,942	31,703
In May 2026, holders exercised seven thousand of the March 2023 private placement warrants, resulting in proceeds of $123 thousand to the Company in exchange for shares of Class A common stock. The Company recognized a net loss, which was recorded to loss on derivatives in the unaudited condensed consolidated statements of operations and comprehensive loss, of $129 thousand related to the exercised warrants during the six months ended June 30, 2026.
In addition, the Company has 221 thousand Class A common stock warrants outstanding that have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

13. Net Loss Per Share of Class A Common Stock
The following table includes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands except per share information)
Net loss available to common stockholders - basic and diluted	$(20,834)	$(41,239)	$(50,497)	$(54,052)

Basic and diluted net loss per share	$(0.54)	$(1.27)	$(1.35)	$(1.71)

Shares used in the computation of basic and diluted net loss per share	38,424	32,473	37,295	31,648

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive during the three and six months ended June 30, 2026 and 2025.

	Three and Six Months Ended June 30,
	2026	2025
	(in thousands)
Convertible Senior Notes	6,539	—
Restricted stock units outstanding	2,382	2,655
Private placement warrants (exercisable for Class A common stock) treated as liability	2,473	3,091
Public warrants (exercisable for Class A common stock) treated as liability	1,977	1,977
Stock options and ESPP shares	1,659	1,855
Sponsor Shares	296	296
Common stock warrants (exercisable for Class A common stock) treated as equity	221	221

14. Stock-Based Compensation
During the three and six months ended June 30, 2026 and 2025, the Company granted equity awards under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$116	$39	$191	$72
Mission solutions costs, excluding depreciation and amortization	64	19	79	35
Advanced technology programs costs, excluding depreciation and amortization	66	108	154	199
Selling, general and administrative	4,066	3,288	7,993	6,045
Total stock-based compensation expense	$4,312	$3,454	$8,417	$6,351
The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.3 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.3 million during the six months ended June 30, 2026 and 2025, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the unaudited condensed consolidated balance sheets.

15. Related Party Transactions
A summary of the Company’s related party transactions during the six months ended June 30, 2026 and 2025 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Six Months Ended June 30,		June 30,	December 31,
	Nature of Relationship		2026	2025	2026	2025
Name		Description of the Transactions	(in thousands)
Ursa Space Systems	Strategic Partner	The Chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$208	250	$223	$—
Thales Alenia Space	Shareholder and Parent of Wholly-owned Subsidiary, Seahawk	Design, development and manufacture of telescopes.	7,497	554	—	—
Seahawk	Subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Seahawk.	—	303	—	—
Intelsat Jackson Holdings, S.A. ("Intelsat"), which is now part of SES	Former debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to Intelsat to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Intelsat.	N/A	1,040	N/A	N/A
The Company recorded revenue from related parties of $10.8 million for the six months ended June 30, 2025. The amount of revenue from related parties for the three and six months ended June 30, 2026 and the three months ended June 30, 2025 was not significant. As of June 30, 2026 the amount of contract assets from related parties was not significant while as of December 31, 2025, the Company had $3.9 million, of contract assets from related parties. As of June 30, 2026, the amounts invoiced by the Company and due from related parties were not significant. As of December 31, 2025, the amounts invoiced by the Company and due from related parties were $9.6 million.

16. Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

June 30, 2026	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public warrants	$791	$—	$—
Private placement warrants - Issued October 2019	—	—	229
Private placement warrants - Issued March 2023	—	—	31,703
Sponsor Shares	—	—	6,448
	$791	$—	$38,380

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public warrants	$810	$—	$—
Private placement warrants - Issued October 2019	—	—	245
Private placement warrants - Issued March 2023	—	—	16,843
Sponsor Shares	—	—	2,750
	$810	$—	$19,838
The carrying values of the following financial instruments approximated their fair values as of June 30, 2026 and December 31, 2025 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2026 or 2025.
The following is a summary of changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2026 and 2025:

	Sponsor Shares	Private placement warrants - Issued October 2019	Private placement warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2026	$2,750	$245	$16,843
Warrant exercise	—	—	(235)
Loss (gain) from changes in fair value	3,698	(16)	15,095
Balance as of June 30, 2026	$6,448	$229	$31,703

	Sponsor Shares	Private placement warrants - Issued October 2019	Private placement warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
Loss from changes in fair value	2,269	1,098	16,219
Balance as of June 30, 2025	$3,972	$1,811	$30,039

17. Commitments and Contingencies
Leases
During the six months ended June 30, 2026, the Company entered into a new operating lease for office space with a commencement date in June 2026 and an expiration date in May 2037. As a result, the Company recognized an operating lease right-of-use asset and a long-term operating lease liability of $2.4 million in its unaudited condensed consolidated balance sheets during the period.
The Company leases office space under several non-cancellable operating leases with varying lease expiration dates through 2037. Future minimum lease payments under non-cancellable office leases as of June 30, 2026 are as follows:

(in thousands)
For the years ending December 31,
2026	$899
2027	1,885
2028	1,872
2029	1,924
2030	1,979
Thereafter	11,078
Total lease payments	19,637
Less Imputed Interest	(9,071)
Present value of lease liabilities	$10,566

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

A hearing with the Court of Chancery to consider approval of the Settlement and related matters was held on April 17, 2026. During the hearing, the Court (i) certified the consolidated actions as class actions, (ii) approved the Settlement, including the plan of allocation, (iii) approved an award of fees and expenses to plaintiffs’ counsel payable out of the settlement fund, and (iv) approved the payment of an incentive fee to plaintiffs. The Court of Chancery entered its final judgment on April 21, 2026. The costs of this case, including the pending Settlement, have been substantially funded from insurance proceeds and did not have a material impact on the Company's operations or financial condition.

Other Commitments
During 2025, the Company entered into a commitment for non-refundable multi-launch and integration services as well as a commercial agreement with financing terms for these launches. The launch services agreement contains a minimum commitment that was satisfied as of June 30, 2026 by the Company's $11.9 million debt under the commercial agreement. See Note 11—"Debt and Other Financing" for further detail on the satellite launch vendor financing.
The Company has entered into various operational commitments for the next several years totaling $24.8 million as of June 30, 2026.

18. Subsequent Events
The Company evaluated subsequent events and determined that there have been no events that have occurred that would require adjustments to its disclosures or the consolidated financial statements.

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
Customers experience the value of BlackSky’s space-based intelligence and AI capabilities through subscription-based On-Demand and Assured product offerings. Our Mission Solutions offering allows customers the ability to acquire, own, and operate their own customized Gen-3 satellite(s) and space-to-ground system(s). These solutions leverage our industry-leading, end-to-end satellite to ground infrastructure hardware and software technology stack. BlackSky Mission Solutions give nations the flexibility of owning space assets while having scalable access to additional capacity through BlackSky’s proprietary constellation. BlackSky also offers advanced technology program services that allow customers to conduct advanced R&D using aspects of BlackSky’s space-to-ground system that further enhance the capabilities that we can offer certain customers, or that further integrate BlackSky’s intelligence products into customer secure operational workflows. Our product and service offerings are designed to provide synergy to our customers. For example, when our Mission Solutions offerings are acquired in conjunction with our subscription data services, customers enjoy the benefits of speed, scale and reliability without having to own and operate a large constellation. Collectively, our offerings create a unified value proposition that supports national security, supply chain resilience, economic intelligence, and other critical decision-making requirements for customers worldwide.

Components of Operating Results
Revenue
Our revenue is generated by selling space-based intelligence & AI services, primarily through our BlackSky Spectra software platform, and by providing mission solutions and advanced technology programs to strategic customers on a project basis. Due to shifting geopolitical realities, international defense spending has grown faster than U.S. spending in recent periods, with a significant emphasis on development of national space capabilities. For the six months ended June 30, 2026, revenue generated from international customers accounted for 60% of our total revenue, as opposed to 48% for the six months ended June 30, 2025.
•Space-Based Intelligence and AI Services Revenue: We offer high-revisit, high-resolution, satellite imaging products including dawn-to-dusk, 35 cm resolution electro-optical and nighttime imagery. Through our BlackSky Spectra software platform, customers can directly task our constellation to collect and deliver imagery over specific locations, sites, and regions that are critical to their operations. Customers also have access to multi-frame area 2x1 to capture areas larger than the single frame scene size, like large airports or large ports, burst to analyze motion with five frames collected in a single satellite pass, and stereo pairs (two frames) or sets (five frames) to build and update 3D products on short timelines. All imagery products are included in our On-Demand and Assured subscription plans. BlackSky also offers non-Earth imagery services for monitoring orbiting spacecraft and other objects of interest.
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
•Mission Solutions Revenue: We develop and deliver customized advanced satellites and payload systems for specific strategic customers that desire to leverage our capabilities in mission systems engineering and operations, ground station operations, software, analytics and systems development. By integrating our Gen-3 satellites, secure ground infrastructure, launch support, operations software, and training, this offering delivers rapid access to actionable intelligence, enhances mission continuity in secure or air-gapped environments, and supports national self-reliance in defense decision-making. Mission solutions empower customers to retain ownership and custody of satellites, tasking, and data while operating within their own borders and security frameworks. With proven, military-grade technology, globally distributed manufacturing, high-availability on-orbit performance, and transfer-of-knowledge programs that develop local workforce expertise, we enable partners to confidently build, operate, and evolve customized sovereign space architectures that strengthen national security and modern deterrence. These systems are sold to government customers under fixed price contracts and are often sold with space-based intelligence and AI services or advanced technology programs service subscriptions. We retain rights to intellectual property for developed technology of certain systems. We also provide software systems engineering development services to support the integration of high volume and mass quantities of data in their operating platforms.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Effective January 1, 2025, we reclassified our captions on the unaudited condensed consolidated statements of operations and comprehensive loss to better align with our increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to our product offerings or advanced technology programs if they are related to our service offerings. As a result, for the three and six months ended June 30, 2025, the amounts presented have been reclassified to conform to the current presentation for the three and six months ended June 30, 2026.
The following table provides the components of results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Revenue
Space-based intelligence & AI services	$24,507	$17,982	$6,525	36.3%	$41,026	$34,811	$6,215	17.9%
Mission solutions	5,111	1,051	4,060	386.3%	7,120	10,893	(3,773)	(34.6)%
Advanced technology programs	3,698	3,166	532	16.8%	5,944	6,039	(95)	(1.6)%
Total revenue	33,316	22,199	11,117	50.1%	54,090	51,743	2,347	4.5%
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	5,395	3,460	1,935	55.9%	10,319	7,278	3,041	41.8%
Mission solutions costs, excluding depreciation and amortization	1,601	384	1,217	316.9%	2,817	7,231	(4,414)	(61.0)%
Advanced technology programs costs, excluding depreciation and amortization	2,053	2,403	(350)	(14.6)%	3,245	4,338	(1,093)	(25.2)%
Selling, general and administrative	23,778	22,667	1,111	4.9%	46,340	44,109	2,231	5.1%
Research and development	291	17	274	NM	461	262	199	76.0%
Depreciation and amortization	7,997	7,208	789	10.9%	17,244	14,444	2,800	19.4%
Operating loss	(7,799)	(13,940)	6,141	44.1%	(26,336)	(25,919)	(417)	(1.6)%
Loss on derivatives	(10,517)	(24,435)	13,918	57.0%	(18,734)	(22,534)	3,800	16.9%
Interest income	1,348	677	671	99.1%	2,372	1,250	1,122	89.8%
Interest expense	(3,865)	(3,509)	(356)	(10.1)%	(7,797)	(6,852)	(945)	(13.8)%
Other (expense) income, net	(1)	3	(4)	(133.3)%	(2)	68	(70)	(102.9)%
Loss before income taxes	(20,834)	(41,204)	20,370	49.4%	(50,497)	(53,987)	3,490	6.5%
Income tax expense	—	(35)	35	100.0%	—	(65)	65	100.0%
Net loss	$(20,834)	$(41,239)	$20,405	49.5%	$(50,497)	$(54,052)	$3,555	6.6%

Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services	$24,507	$17,982	$6,525	36.3%	$41,026	$34,811	$6,215	17.9%
% of total revenue	73.6%	81.0%			75.8%	67.2%

Mission solutions	5,111	1,051	4,060	386.3%	7,120	10,893	(3,773)	(34.6)%
% of total revenue	15.3%	4.7%			13.2%	21.1%

Advanced technology programs	3,698	3,166	532	16.8%	5,944	6,039	(95)	(1.6)%
% of total revenue	11.1%	14.3%			11.0%	11.7%

Total revenue	$33,316	$22,199	$11,117	50.1%	$54,090	$51,743	$2,347	4.5%

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily from new assured contracts with existing customers in the second quarter of 2026 for increased space-based tactical intelligence, surveillance, and reconnaissance capabilities.

Mission Solutions Revenue
Mission solutions revenue increased for the three months ended June 30, 2026, as compared to the same period in 2025, primarily attributable to an increase in the rate of performance on two existing mission solutions contracts.
Additionally, mission solutions revenue increased by $1.8 million due to net favorable estimate-at-completion adjustments comprised of gross favorable adjustments of $3.7 million and gross unfavorable adjustments of $1.9 million. The favorable adjustments resulted primarily from reductions in the estimated total costs at completion on two mission solutions programs as program risks were retired. The unfavorable adjustment primarily reflected an increase in the estimated labor hours on one other mission solutions program. Mission solutions revenue contains estimates that can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Mission solutions revenue decreased for the six months ended June 30, 2026 compared to the same period in 2025, reflecting one-time work in process costs recognized in the first quarter of 2025 on a customized Earth observation satellite for a then-new customer, which did not recur in 2026. These decreases were partially offset by the increases in the second quarter of 2026 mentioned above.

Advanced Technology Programs Revenue
Advanced technology programs revenue increased for the three months ended June 30, 2026 as compared to the same period in 2025, largely due to revenue generated from several new contracts in the second quarter of 2026; this increase was partially offset by the completion of services performed on certain contracts in early 2026. Advanced technology programs revenue was relatively flat for the six months ended June 30, 2026 as compared to the same period in 2025.

Costs and Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$5,395	$3,460	$1,935	55.9%	$10,319	$7,278	$3,041	41.8%
Mission solutions costs, excluding depreciation and amortization	1,601	384	1,217	316.9%	2,817	7,231	(4,414)	(61.0)%
Advanced technology programs costs, excluding depreciation and amortization	2,053	2,403	(350)	(14.6)%	3,245	4,338	(1,093)	(25.2)%
Total costs	$9,049	$6,247	$2,802	44.9%	$16,381	$18,847	$(2,466)	(13.1)%

Space-Based Intelligence and AI Service Costs
Space-based intelligence & AI services costs, excluding depreciation and amortization, increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, driven by increased labor fulfillment and direct material costs on new and existing long-term contracts driven by an increase in demand of space-based intelligence and AI services.

Mission Solutions Costs
Mission solutions costs, excluding depreciation and amortization, increased for the three months ended June 30, 2026 as compared to the same period in 2025, reflecting an increase in the rate of performance on two mission solutions programs, one of which began in the fourth quarter of 2025. Mission solutions costs, excluding depreciation and amortization, decreased for the six months ended June 30, 2026 as compared to the same period in 2025, largely due to the impact of incurred work in process costs under a satellite procurement contract in the first quarter of 2025.

Advanced Technology Programs Costs
Advanced technology programs costs, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, mainly due to a decrease in direct labor fulfillment costs caused by the timing of services performed on a number of new and existing contracts.

Selling, General, and Administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$11,539	$11,812	$(273)	(2.3)%	$23,278	$23,515	$(237)	(1.0)%
Stock-based compensation expense	4,066	3,288	778	23.7%	7,993	6,045	1,948	32.2%
Information technology and other administrative expenses	3,114	2,842	272	9.6%	5,859	5,490	369	6.7%
Professional fees	1,643	1,565	78	5.0%	2,906	3,560	(654)	(18.4)%
Selling and marketing	2,007	1,382	625	45.2%	3,314	2,302	1,012	44.0%
Product development costs	356	670	(314)	(46.9)%	902	1,014	(112)	(11.0)%
Rent expense	562	558	4	0.7%	1,108	1,122	(14)	(1.2)%
Insurance	491	550	(59)	(10.7)%	980	1,061	(81)	(7.6)%
Selling, general and administrative	$23,778	$22,667	$1,111	4.9%	$46,340	$44,109	$2,231	5.1%

Selling, general, and administrative expenses increased during the three and six months ended June 30, 2026 as compared to the same periods in 2025, primarily due to an increase in stock-based compensation expense driven by an increase in the average stock price at the time of the grant of new stock awards in 2026. In addition, selling and marketing expenses increased due to our increased utilization of sales consultants as we continue to invest in international sales initiatives. Information technology and other administrative expenses increased as a result of additional procurement of company-wide software solutions. These various increases were partially offset by lower salaries and benefits costs as selling and marketing headcount decreased and we experienced increased labor utilization in customer programs. For the six months ended June 30, 2026, selling, general, and administrative expenses were also impacted by decreases in professional fees as a result of one-time transaction costs and accounting fees incurred during the first quarter of 2025 that were associated with finalizing the BlackSky Satellite Systems acquisition that closed in late 2024.
The following is our forecast for total restricted stock units ("RSUs") non-cash stock-based compensation expense as of June 30, 2026, which, in addition to the amounts recognized in selling, general, and administrative expenses, this includes the portion that will be capitalized or classified in space-based intelligence & AI services, mission solutions, or advanced technology programs costs:

(in thousands)
For the years ending December 31,
2026	$6,879
2027	11,117
2028	7,581
2029	3,926
2030	755
$30,258

Research and Development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Research and development	$291	$17	$274	NM	$461	$262	$199	76.0%
• NM - Fluctuation in terms of percentage change is not meaningful.

Research and development expense increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, due to increased investments in our next-generation AROS multi-spectral, large-area collection system and novel AI capabilities.

Depreciation and Amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Depreciation of satellites	$3,470	$3,573	$(103)	(2.9)%	$8,097	$7,201	$896	12.4%
Depreciation of all other property and equipment	4,159	3,455	704	20.4%	8,225	6,856	1,369	20.0%
Amortization	368	180	188	104.4%	922	387	535	138.2%
Depreciation and amortization	$7,997	$7,208	$789	10.9%	$17,244	$14,444	$2,800	19.4%
Depreciation expense from satellites decreased for the three months ended June 30, 2026, as compared to the same period in 2025, since 2025 depreciation expense included both Gen-2 and Gen-3 satellites, whereas depreciation expense in the second quarter of 2026 only included Gen-3 satellites; our Gen-2 satellites became fully depreciated during the first quarter of 2026. Depreciation expense from satellites increased for the six months ended June 30, 2026, as compared to the same period in 2025, as a result of the launch of our Gen-3 satellites throughout 2025 and during the first quarter of 2026; this increase in depreciation expense was partially offset by the decline in our depreciation expense on our Gen-2 satellites, which became fully depreciated in the first quarter of 2026.
Depreciation expense from all other property and equipment increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025. This increase was primarily driven by the depreciation of increasing asset balances for internal-use software as we continue to invest in our BlackSky Spectra software platform, features for our Gen-3 constellation, and internal infrastructure.
Amortization expense increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025 due to the change in the estimated useful life of an intangible asset during the fourth quarter of 2025.

Non-Operating Expenses

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Loss on derivatives	$(10,517)	$(24,435)	$13,918	57.0%	$(18,734)	$(22,534)	$3,800	16.9%
Interest income	1,348	677	671	99.1%	2,372	1,250	1,122	89.8%
Interest expense	(3,865)	(3,509)	(356)	(10.1)%	(7,797)	(6,852)	(945)	(13.8)%
Other (expense) income, net	(1)	3	(4)	(133.3)%	(2)	68	(70)	(102.9)%

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
Outstanding derivative liabilities are re-measured to fair value at each reporting date. The gains or losses recognized in the applicable period are non-cash fair value adjustments. These re-measurements of derivative liabilities generated a loss for the three and six months ended June 30, 2026 and 2025. In addition, in May 2026, seven thousand of our March 2023 private placement warrants were exercised and the exercised warrants were re-measured to fair value on their exercise dates, resulting in the recognition of a loss on derivatives of $129 thousand.
Interest income
Interest income increased during the three and six months ended June 30, 2026 as a result of higher short-term investment balances during the period as compared to the same periods in 2025.
Interest expense
Interest expense increased during the three and six months ended June 30, 2026, as compared to the same periods in 2025 because our outstanding debt increased from $123.5 million as of June 30, 2025 to $217.2 million as of June 30, 2026. In July 2025, we lowered the average interest rate of our outstanding debt when we repaid $100.2 million of loans from related parties in their entirety, which had a stated interest rate of 12% upon repayment, and issued $185.0 million of Convertible Senior Notes with a stated interest rate of 8.25%.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income or loss attributable to us before interest income, interest expense, income tax expense or benefit, depreciation and amortization, as well as significant non-cash and/or non-recurring expenses as our management believes these items are not useful in evaluating our core operating performance. These items include, but are not limited to, stock-based compensation expense; unrealized gain or loss on certain warrants/shares classified as derivative liabilities; loss on debt extinguishment; non-recurring transaction costs; litigation, settlements, and related costs; severance; and impairment, obsolescence, and asset disposals. We have presented Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period-to-period comparisons of our business. In addition, we believe that Adjusted EBITDA provides additional information for investors to use in evaluating our operating results and trends. This non-GAAP measure provides investors with incremental information for the evaluation of our performance after isolation of certain items deemed unrelated to our core business operations.
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
The table below reconciles our net loss to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(20,834)	$(41,239)	$(50,497)	$(54,052)
Interest income	(1,348)	(677)	(2,372)	(1,250)
Interest expense	3,865	3,509	7,797	6,852
Income tax expense	—	35	—	65
Depreciation and amortization	7,997	7,208	17,244	14,444
Loss on derivatives	10,517	24,435	18,734	22,534
Stock-based compensation expense	4,312	3,454	8,417	6,351
Severance	180	6	252	332
Litigation, settlements, and related costs	32	77	50	215
Non-recurring transaction costs	17	375	17	1,031
Impairment and asset disposals	—	—	—	44
Adjusted EBITDA	$4,738	$(2,817)	$(358)	$(3,434)

Liquidity and Capital Resources
As of June 30, 2026, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $36.9 million and $42.4 million as of June 30, 2026 and December 31, 2025, respectively, and our short-term investments totaled $197.3 million and $82.0 million as of June 30, 2026 and December 31, 2025, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of June 30, 2026, we had an accumulated deficit of $776.9 million.
Our short-term liquidity as of June 30, 2026 was comprised of the following:

(in thousands)
Cash and cash equivalents	$36,897
Restricted cash	9,965
Short-term investments(1)	197,283
$244,145
(1) Short-term investments were included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of June 30, 2026 was $244.1 million. We expect cash and cash equivalents, short-term investments, and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite and mission solutions production needs, launch and insurance costs, our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, our ongoing investments in technology infrastructure, and the continuing market acceptance of our products and services.
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
We entered into vendor financing agreements for $57.6 million to fund the costs of multiple satellite launches. Our November 2023 agreement provides for a $27.0 million borrowing commitment and payments accrue interest at 12.6% per annum while our November 2025 agreement is for a $30.6 million borrowing commitment and payments accrue interest at 9.50% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date. During the six months ended June 30, 2026, we incurred $13.2 million of additional debt related to the satellite launch vendor financing agreements. As of June 30, 2026, we have $18.7 million of additional vendor financing available to us for future launches. For additional information regarding the Convertible Senior Notes and vendor financing agreements, see Note 11 – “Debt and Other Financing” included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.
In December 2025, we entered into an ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the “2025 ATM Agreement”), under which we could offer and sell from time to time up to $100.0 million of shares of our Class A common stock in negotiated transactions or transactions that were deemed to be an ATM offering. During the six months ended June 30, 2026, we fully exhausted the 2025 ATM Agreement, resulting in net proceeds of $97.0 million; we terminated the 2025 ATM Agreement in May 2026.
On May 22, 2026, we entered into a new ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the “2026 ATM Agreement”), under which we may offer and sell from time to time up to $250.0 million of shares of our Class A common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the six months ended June 30, 2026, we issued and sold shares of our Class A common stock under our 2026 ATM Agreement, resulting in net proceeds of $63.1 million.
As of June 30, 2026 and December 31, 2025, we had recorded $26.0 million and $28.6 million of current contract assets, respectively. We expect to continue billing for and receiving payments on our contract assets over the next 12 months as interim milestones on a few major customer contracts are met. The timing of customer billing and payment varies from contract to contract and we may continue to generate additional contract assets in 2026 and beyond as we enter into new contracts.
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

Short-Term Liquidity Requirements
As of June 30, 2026, our current assets were $309.8 million, consisting primarily of short-term investments, cash and cash equivalents, accounts receivable, and contract assets. Our current assets also include $10.0 million of restricted cash, of which $9.5 million was held primarily in term deposits that served as compensating balances for letters of credit required under contracts with certain customers.
As of June 30, 2026, our current liabilities were $53.1 million, consisting primarily of contract liabilities, accounts payable and accrued liabilities, and the current portion of debt. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the six months ended June 30, 2026 and 2025. Our short-term liquidity at June 30, 2026 was $244.1 million. Short-term investments of $197.3 million are not classified as cash, cash equivalents, or restricted cash.

	Six Months Ended June 30,		$
	2026	2025	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(5,881)	$19,965	$(25,846)
Net cash used in investing activities	(144,926)	(49,821)	(95,105)
Net cash provided by financing activities	154,121	39,186	114,935
Net increase in cash, cash equivalents, and restricted cash	3,314	9,330	(6,016)
Cash, cash equivalents, and restricted cash – beginning of year	43,548	14,378	29,170
Cash, cash equivalents, and restricted cash – end of period	$46,862	$23,708	$23,154

Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $5.9 million, which is a decrease as compared to the same period in 2025. The decrease in net cash used in operating activities was largely related to a change in working capital in the first quarter of 2025 when we received a cash payment for capacity for future purchase orders and recorded it as deferred revenue in our unaudited condensed consolidated balance sheets. This decrease was partially offset by an increase in cash collected from interim milestone billings on a few major customer contracts during the six months ended June 30, 2026.

Investing Activities
The change in net cash used in investing activities was primarily due to increased net purchases of short-term investments in government securities of $113.7 million during the six months ended June 30, 2026 as compared to $31.0 million of net purchases during the six months ended June 30, 2025.

We continue to have significant cash outflows for satellite procurement and launch-related services. We also incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. The total amount paid for capital expenditures increased during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to an increase in cash paid to procure direct materials as well as to build and launch our Gen-3 satellites. We expect cash outflows for satellite production to increase as we continue to build out our satellite constellation.

Financing Activities
We received $160.2 million in net cash proceeds from our equity issuances during the six months ended June 30, 2026 as compared to $40.9 million in net proceeds during the six months ended June 30, 2025. Our equity issuances during the six months ended June 30, 2026 consisted of the sale of 4.2 million shares of our Class A common stock under the 2026 and 2025 ATM Agreements, which resulted in $165.0 million in gross proceeds. In comparison, for the six months ended June 30, 2025, we sold 3.7 million shares of our Class A common stock under our 2022 ATM Agreement, which resulted in $42.5 million in gross proceeds. The increase in gross proceeds was the result of an increase in our average stock price during the six months ended June 30, 2026 as compared to the same period in 2025.

Contractual Obligations and Commitments
During 2025, we entered into a commitment for non-refundable multi-launch and integration services as well as a commercial agreement with financing terms for these launches. The launch services agreement contains a minimum commitment that was satisfied as of June 30, 2026 by $11.9 million of debt incurred under the commercial agreement. See Note 11—"Debt and Other Financing" included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for further detail on the satellite launch vendor financing.
In addition to the above, we have entered into various operational commitments for the next several years totaling $24.8 million as of June 30, 2026.

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
Identifying the Contract with the Customer
We evidence approval of the contract with the customer with dual signatures or approved purchase orders that detail the rights of each party and define payment terms. We have not had any significant collection issues on contracts with new or recurring domestic and international government customers and we consider this historical trend when assessing the collectability risk for contracts with bespoke effective terms. We also consider the probability of the customer funding the total contract value as a component of the collectability risk.
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

Private Placement Warrants and Sponsor Shares
We have classified the private placement warrants issued in October 2019 and March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of June 30, 2026 and 2025. Although some of the warrants have expiration dates within one year of June 30, 2026, current liabilities are used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. The private placement warrants issued in October 2019 and the Sponsor Shares were initially recorded at fair value on the date of the Merger, whereas the private placement warrants issued in March 2023 were recorded at fair value on the date of issuance. The private placement warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and immediately prior to each warrant exercise date. The remeasurements are recorded to loss on derivatives in our unaudited condensed consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2025, we entered into an "at the market" (ATM) sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the “2025 ATM Agreement”), under which we offered and sold $100.0 million of shares of our Class A common stock in negotiated transactions or transactions that were deemed to be an ATM offering. During the three months ended June 30, 2026, we raised gross proceeds of $85.0 million through the sale of 2,065,031 shares under our 2025 ATM Agreement. We sold such shares at an average purchase price per share of $41.16. After deducting commissions and other offering expenses associated with the 2025 ATM Agreement of $2.2 million, the net proceeds to us from the transactions were $82.8 million.
On May 22, 2026, we entered into an ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the "2026 ATM Agreement"), under which we may offer and sell from time to time up to $250.0 million of shares of our common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the three months ended June 30, 2026, we raised gross proceeds of $65.0 million through the sale of 1,490,214 shares under our 2026 ATM Agreement. We sold such shares at an average purchase price per share of $43.62. After deducting commissions and other offering expenses associated with the 2026 ATM Agreement of $1.9 million, the net proceeds to us from the transactions were $63.1 million.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K:

Name	Title	Action Taken	Effective Date	Duration(1)	Aggregate Number of Shares to be Sold
Brian O’Toole	President and Chief Executive Officer	Adoption	June 10, 2026	June 10, 2026 – December 31, 2027	Up to 420,000
Henry Dubois	Chief Financial Officer	Adoption	May 29, 2026	May 29, 2026 – August 23, 2027	Up to 72,000
Christiana Lin	General Counsel and Chief Administrative Officer	Adoption	June 10, 2026	June 10, 2026 – September 30, 2027	Up to 91,000
(1) Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to the compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold. The plan duration is subject to early termination for specified events set forth in each respective plan.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
1.1	2026 Sales Agreement, dated May 22, 2026, among the Company, Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC	S-3ASR	333-296167		May 22, 2026
10.1	BlackSky Technology Inc. Outside Director Compensation Policy	10-K/A	001-39113	10.3	May 16, 2026
31.1	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Company’s Chief Executive Officer, Brian O’Toole, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Company’s Chief Financial Officer, Henry Dubois, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

August 6, 2026	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)