Form 10-Q
period 2026-09-30
BlackSky Technology Inc.
filed 2026-11-05
CIK 1753539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 2, 2026, there were 41,398,708 shares of the registrant’s Class A common stock, at $0.0001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$27,419	$42,445
Restricted cash	18,327	1,103
Short-term investments	185,370	82,006
Accounts receivable, net of allowance of $131 and $50, respectively	25,146	34,139
Contract assets	26,982	28,595
Inventories	6,178	6,178
Prepaid expenses and other current assets	7,715	12,329
Total current assets	297,137	206,795
Property and equipment - net	104,825	79,037
Operating lease right of use assets - net	5,485	3,418
Goodwill	10,279	10,279
Intangible assets - net	3,500	4,422
Satellite work in process	103,295	80,651
Other assets	990	1,644
Total assets	$525,511	$386,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$18,603	$14,945
Contract liabilities - current	17,718	20,518
Debt - current portion	15,361	7,937
Other current liabilities	4,685	16,061
Total current liabilities	56,367	59,461
Operating lease liabilities	9,878	7,579
Derivative liabilities	19,481	20,648
Long-term debt - net of current portion	204,504	193,180
Other liabilities	281	10,503
Total liabilities	290,511	291,371
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value-authorized, 300,000 shares; issued, 41,399 and 36,227 shares; outstanding, 41,102 shares and 35,930 shares as of September 30, 2026 and December 31, 2025, respectively.	4	4
Additional paid-in capital	993,426	821,319
Accumulated deficit	(758,430)	(726,448)
Total stockholders’ equity	235,000	94,875
Total liabilities and stockholders’ equity	$525,511	$386,246

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Space-based intelligence & AI services	$32,740	$15,782	$73,766	$50,593
Mission solutions	4,725	859	11,845	11,752
Advanced technology programs	5,379	2,977	11,323	9,016
Total revenue	42,844	19,618	96,934	71,361
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	4,941	4,329	15,260	11,607
Mission solutions costs, excluding depreciation and amortization	1,341	228	4,158	7,459
Advanced technology programs costs, excluding depreciation and amortization	2,796	2,258	6,041	6,596
Selling, general and administrative	25,393	21,735	71,733	65,844
Research and development	460	30	921	292
Depreciation and amortization	7,508	7,864	24,752	22,308
Operating income (loss)	405	(16,826)	(25,931)	(42,745)
Gain (loss) on derivatives	19,690	8,386	956	(14,148)
Loss on debt extinguishment	—	(4,140)	—	(4,140)
Interest income	2,052	1,324	4,424	2,574
Interest expense	(3,622)	(4,037)	(11,419)	(10,889)
Other (expense) income, net	(10)	(8)	(12)	60
Income (loss) before income taxes	18,515	(15,301)	(31,982)	(69,288)
Income tax expense	—	(39)	—	(104)
Net income (loss)	18,515	(15,340)	(31,982)	(69,392)
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$18,515	$(15,340)	$(31,982)	$(69,392)

Earnings (loss) per share of common stock:
Basic	$0.45	$(0.44)	$(0.83)	$(2.11)
Diluted	$0.10	$(0.44)	$(0.83)	$(2.11)

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	35,930	$4	$821,319	$(726,448)	$94,875
Stock-based compensation	—	—	4,421	—	4,421
Issuance of common stock upon exercise of stock options	9	—	7	—	7
Issuance of common stock upon vesting of restricted stock units	324	—	—	—	—
Issuance of common stock, net of equity issuance costs	631	—	14,204	—	14,204
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(127)	—	(3,039)	—	(3,039)
Net loss	—	—	—	(29,663)	(29,663)
Balance as of March 31, 2026	36,767	$4	$836,912	$(756,111)	$80,805
Stock-based compensation	—	—	4,609	—	4,609
Issuance of common stock upon exercise of stock options and ESPP shares purchased	89	—	798	—	798
Issuance of common stock upon exercise of common stock warrants	7	—	333	—	333
Issuance of common stock upon vesting of restricted stock units	209	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,556	—	145,821	—	145,821
Net loss	—	—	—	(20,834)	(20,834)
Balance as of June 30, 2026	40,628	$4	$988,473	$(776,945)	$211,532
Stock-based compensation	—	—	4,963	—	4,963
Issuance of common stock upon exercise of stock options	4	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	470	—	—	—	—
Equity issuance costs	—	—	(10)	—	(10)
Net income	—	—	—	18,515	18,515
Balance as of September 30, 2026	41,102	$4	$993,426	$(758,430)	$235,000
See notes to unaudited condensed consolidated financial statements

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	30,663	$3	$750,174	$(656,188)	$93,989
Stock-based compensation	—	—	3,054	—	3,054
Issuance of common stock upon exercise of stock options	3	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	156	—	—	—	—
Issuance of common stock, net of equity issuance costs	592	—	5,111	—	5,111
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(58)	—	(492)	—	(492)
Net loss	—	—	—	(12,813)	(12,813)
Balance as of March 31, 2025	31,356	$3	$757,847	$(669,001)	$88,849
Stock-based compensation	—	—	3,599	—	3,599
Issuance of common stock upon exercise of stock options and ESPP shares purchased	32	—	180	—	180
Issuance of common stock upon vesting of restricted stock units	139	—	—	—	—
Issuance of common stock, net of equity issuance costs	3,081	—	35,766	—	35,766
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	(51)	—	(595)	—	(595)
Net loss	—	—	—	(41,239)	(41,239)
Balance as of June 30, 2025	34,557	$3	$796,797	$(710,240)	$86,560
Stock-based compensation	—	—	3,812	—	3,812
Issuance of common stock upon exercise of stock options	2	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	611	1	16,078	—	16,079
Issuance of common stock upon vesting of restricted stock units	525	—	—	—	—
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	—	—	(55)	—	(55)
Net loss	—	—	—	(15,340)	(15,340)
Balance as of September 30, 2025	35,695	$4	$816,632	$(725,580)	$91,056

See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,982)	$(69,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,752	22,308
Transfer of satellite work in process to mission solutions costs	748	—
Operating lease right of use assets amortization	420	458
Stock-based compensation expense	13,122	10,005
Amortization of debt issuance costs and non-cash interest expense	686	3,581
(Gain) loss on derivatives	(956)	14,148
Non-cash interest income	(2,701)	(1,760)
Paid in kind interest at time of debt extinguishment	—	(29,079)
Loss on debt extinguishment	—	4,140
Other	92	(212)
Changes in operating assets and liabilities:
Accounts receivable	8,900	10,663
Contract assets - current and long-term	1,911	(15,012)
Inventories	—	5,997
Prepaid expenses and other current assets	4,626	(9,085)
Other assets	(7)	(409)
Accounts payable and accrued liabilities	3,174	(8,359)
Other current liabilities	(12,088)	9,979
Contract liabilities - current and long-term	(13,022)	33,233
Other liabilities	—	(196)
Net cash used in operating activities	(2,325)	(18,992)
Cash flows from investing activities:
Purchase of property and equipment	(10,776)	(11,959)
Satellite work in process	(35,758)	(21,942)
Purchases of short-term investments	(195,913)	(120,509)
Proceeds from maturities of short-term investments	95,250	44,000
Net cash used in investing activities	(147,197)	(110,410)
Cash flows from financing activities:
Proceeds from issuance of debt	—	185,000
Proceeds from equity issuances, net of equity issuance costs	160,018	40,832
Proceeds from warrants exercised	123	10,753
Proceeds from options exercised and ESPP shares purchased	806	180
Repayments of debt	(6,188)	(83,377)
Payments for debt issuance costs	—	(7,304)
Withholding tax payments on vesting of restricted stock units	(3,039)	(1,142)
Net cash provided by financing activities	151,720	144,942
Net increase in cash, cash equivalents, and restricted cash	2,198	15,540
Cash, cash equivalents, and restricted cash – beginning of year	43,548	14,378
Cash, cash equivalents, and restricted cash – end of period	$45,746	$29,918
See notes to unaudited condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2026	2025

Cash and cash equivalents	$27,419	$28,815
Restricted cash	18,327	1,103
Total cash, cash equivalents, and restricted cash	$45,746	$29,918

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,029	$33,519
Cash paid for income taxes	—	136
Supplemental disclosures of non-cash financing and investing information:
Vendor financed satellite launch costs	24,250	12,750
Additions of equipment and other satellite procurement costs accrued but not yet paid	$6,579	$1,670
Accretion of short-term investments' discounts and premiums	2,701	1,760
Interest capitalized but not yet paid	1,288	484
Capitalized depreciation expense	1,042	875
Capitalized stock-based compensation	871	460
Transfer of satellite work in process to mission solutions costs	748	—
Adjustments to goodwill for changes in the preliminary purchase price allocation	—	19
Deferred financing costs accrued but not yet paid	—	50
See notes to unaudited condensed consolidated financial statements

BLACKSKY TECHNOLOGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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
During the nine months ended September 30, 2026, the Company issued and sold shares as part of the Company's at-the-market (“ATM”) offering programs. The Company sold 4.2 million shares from the ATM offering programs at an average purchase price per share of $39.41, resulting in gross proceeds of $165.0 million during the nine months ended September 30, 2026. The transaction costs of $5.0 million for the equity issuances incurred during the nine months ended September 30, 2026, which primarily consisted of commissions, have been recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity and balance sheets.

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
Effective January 1, 2025, the Company reclassified its captions on the unaudited condensed consolidated statements of operations and comprehensive income (loss) to better align with the Company’s increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to the Company's product offerings or advanced technology programs if they are related to the Company's service offerings. As a result, for the three and nine months ended September 30, 2025, the amounts presented have been reclassified to conform to the current year presentation.
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

Restricted Cash
As of September 30, 2026 and December 31, 2025, the Company’s restricted cash balance was $18.3 million and $1.1 million, respectively. The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations. As of September 30, 2026, $17.9 million of the Company's restricted cash balance was held primarily in term deposits that served as compensating balances for letters of credit required under contracts with certain customers.

Investments
The Company invests in short-term investments, which generally consist of A-1, or higher, rated corporate debt and governmental securities. The investments are classified as held-to-maturity and have a stated maturity date of one year or less from the balance sheet date. Any investments with original maturities less than three months are considered cash equivalents.
As of September 30, 2026 and December 31, 2025, the Company’s short-term investments had a carrying value, representing amortized cost, of $185.4 million and $82.0 million, respectively, and an aggregate fair value, representing a Level 1 measurement based off of the fair value hierarchy, of $184.8 million and $82.1 million, respectively.

Inventories
Inventories are production costs associated with anticipated future revenue contracts. As of September 30, 2026 and December 31, 2025, the Company had $6.2 million of work in process inventory. Inventories are stated on a consistent basis at the lower of historical cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company estimates future sales and will write down excess inventories as needed. The Company had no reserve for inventory as of September 30, 2026 and December 31, 2025. The Company’s estimates of future sales are based on confirmed and expected customer contracts. The carrying values of inventories approximated their fair values as of September 30, 2026 and December 31, 2025.

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
Revenue is measured as the fair value of consideration received or receivable and net of discounts. The Company applies a policy election to exclude transaction taxes collected from customer sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction. The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. Variable consideration is estimated as the most likely amount that is dependent upon the occurrence or non-occurrence of a future event. We continually review, and may reassess, the transaction price based on forecasted service level provisions within a limited amount of our customer purchase orders, costs incurred to date and historical experience. As a result, we may update our estimated constraints on revenue, which are generally provided on a prospective basis. The Company did not have any active contracts with significant variable consideration as of September 30, 2026.

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue includes imagery delivered from the Company’s proprietary satellite constellation and BlackSky Spectra software platform and, in limited cases, imagery directly uploaded to certain customers. Customers can directly task the Company's proprietary satellite constellation to collect and deliver imagery over specific locations, sites and regions that are critical to their operations. The Company offers customers several service level subscription options that include on-demand tasking or multi-year assured access programs. Assured access customers can secure priority access and imaging capacity at a premium over a region of interest on a take or pay or a usage basis. Imagery revenue is recognized over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or analytics at the discretion of the customer. These products, based on the context of the contract, are capable of being distinct performance obligations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026(1)	2025	2026(2)	2025
	(in thousands)
Revenue	$(80)	$758	$1,570	$(471)
Basic and diluted net income (loss) per share	$0.00	$0.02	$0.04	$(0.01)
(1) During the three months ended September 30, 2026, the Company recorded a favorable EAC adjustment of $1.2 million on a mission solutions program due to a decrease in total estimated costs on the project. The Company also recorded an unfavorable EAC adjustment of $1.5 million on an advanced technology program due to a contract modification that increased both the value of the contract at completion as well as the underlying costs. The remaining EAC adjustments are not individually significant to the Company.
(2) During the nine months ended September 30, 2026, the Company recorded favorable EAC adjustments of $3.0 million and $1.1 million on two mission solutions programs due to labor efficiencies and the retirement of risk. The Company also recorded an unfavorable EAC adjustment of $1.1 million on a mission solutions program due to an increase in estimated labor hours on the project. The remaining EAC adjustments are not individually significant to the Company.

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

Sponsor Shares
On September 9, 2021, BlackSky's predecessor company, Osprey Technology Acquisition Corp. (“Osprey”), completed its merger (the “Merger”) with Osprey Technology Merger Sub, Inc., a wholly-owned subsidiary of Osprey, and BlackSky Holdings, Inc. Osprey pre-Merger Class B common shares were exchanged for shares of the Company’s Class A common stock (the "Sponsor Shares") upon completion of the Merger. The Company accounted for the Sponsor Shares in accordance with the guidance contained in ASC 815-40, under which the Sponsor Shares did not meet the criteria for equity treatment and were recorded as derivative liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026. The Sponsor Shares are adjusted to fair value at each reporting period and any net gains or losses in the change in fair value are recognized in gain (loss) on derivatives in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to certain employees, for which the grant date fair value is equal to the fair value of the Class A common stock on the date of grant. The Company uses the New York Stock Exchange (“NYSE”) trading price as the fair value of the Class A common stock for valuation purposes. For all awards where vesting is only subject to a service condition, including those subject to graded vesting, the Company has elected to use the straight-line method to recognize the fair value as compensation cost over the requisite service period. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based upon the classification of each employee's cash compensation.
Stock Options
The Company uses the Black-Scholes option pricing model to value all options, including stock options and options issued under the 2021 Employee Stock Purchase Plan ("ESPP"), and the straight-line method to recognize the fair value as compensation cost over the requisite service period. The fair value of each option is estimated as of the date of grant. The Company did not grant any stock options during the nine months ended September 30, 2026.

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
In December 2025, the FASB issued ASU No. 2025-12 Codification Improvements. The amendments include clarifications related to diluted earnings per share when a loss from continuing operations exists. The guidance is effective for fiscal years beginning after December 15, 2026 and must be adopted retrospectively. The Company will adopt this new guidance in 2027 and expects that it will result in a recast of certain prior periods whenever the combined effect of numerator and denominator adjustments for the March 2023 private placement warrants are dilutive.

4. Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Executive Officer, has determined the allocation of resources and assessed performance based upon the consolidated results of the Company. The CODM has utilized consolidated net income (loss) to assess financial performance and allocate resources. Accordingly, for the three and nine months ended September 30, 2026 and 2025, the Company was deemed to be comprised of only one operating segment and one reportable segment. This segment, which comprised the continuing operations of the Company’s single operating and reportable segment, provided space-based intelligence products and services through three integrated revenue streams—space-based intelligence & AI services, mission solutions, and advanced technology programs—along with related costs, primarily consisting of cloud computing and hosting services, direct materials to build and test specific components, and internal labor for service solutions that enhance customer adoption and operational integration of the Company's technology.
The following table presents selected financial information with respect to the Company’s single reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Space-based intelligence & AI services	$32,740	$15,782	$73,766	$50,593
Mission solutions	4,725	859	11,845	11,752
Advanced technology programs	5,379	2,977	11,323	9,016
Total revenue	42,844	19,618	96,934	71,361
Costs and expenses
Space-based intelligence & AI services direct labor costs	1,767	748	5,446	1,976
Space-based intelligence & AI services direct materials costs	3,174	3,581	9,814	9,631
Mission solutions direct labor costs	1,414	222	3,092	808
Mission solutions direct materials costs	(73)	6	1,066	6,651
Advanced technology programs direct labor costs	2,305	2,039	5,169	5,846
Advanced technology programs direct materials costs	491	219	872	750
Salaries and benefit costs	12,727	10,688	36,005	34,203
Stock-based compensation expense(1)	4,410	3,482	12,403	9,527
Other segment items(2)	8,716	7,595	24,246	22,406
Depreciation and amortization	7,508	7,864	24,752	22,308
(Gain) loss on derivatives	(19,690)	(8,386)	(956)	14,148
Loss on debt extinguishment	—	4,140	—	4,140
Interest income	(2,052)	(1,324)	(4,424)	(2,574)
Interest expense	3,622	4,037	11,419	10,889
Other expense (income), net	10	8	12	(60)
Income tax expense	—	39	—	104
Net income (loss)	$18,515	$(15,340)	$(31,982)	$(69,392)
(1) Relates to stock-based compensation expense within selling, general, and administrative costs.
(2) Other segment items included in net income (loss) primarily includes selling, general, and administrative costs and research and development costs.
As of September 30, 2026 and 2025, the Company's segment assets, which are equal to the Company's consolidated assets on the unaudited condensed consolidated balance sheets, were owned and operated by United States entities and classified within the United States. See Note 5—“Revenue” for additional information about revenue by geographic region.

5. Revenue
Disaggregation of Revenue
The Company generates revenue from the sale of space-based intelligence & AI services, mission solutions, and advanced technology programs, primarily to domestic and international government agencies. The approximate revenue based on the geographic location of end customers was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$21,585	$10,108	$42,658	$35,649
Rest of world	21,259	9,510	54,276	35,712
Total revenue	$42,844	$19,618	$96,934	$71,361
The Company has a concentration of contractual revenue arrangements with the U.S. federal government and agencies as well as with international governments. For the three months ended September 30, 2026 and 2025, the rest of world had two and one countries, respectively, that generated 10% or more of the Company's total revenue. For the nine months ended September 30, 2026 and 2025, the rest of world had two countries that generated 10% or more of the Company's total revenue.
For the three and nine months ended September 30, 2026 and 2025, the Company had the following customers whose revenue balances individually represented 10% or more of the Company’s total revenue:

		Revenue
		Three Months Ended September 30,		Nine Months Ended September 30,
Customer	Geographic Area(1)	2026	2025	2026	2025
U.S. federal government and agencies	United States	50%	51%	43%	49%
Customer B	Rest of world	11%	23%	14%	19%
Customer C	Rest of world	16%	*	14%	*
Customer D	Rest of world	*	*	*	16%
Customer E	Rest of world	*	12%	*	*
* Revenue from these customers was less than 10% of total revenue during the period.
(1) Each customer whose revenue balance individually represented 10% or more of the Company’s total revenue relates to a unique country.
As of September 30, 2026 and December 31, 2025, the Company had the following customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable:

		Accounts Receivable
		As of September 30,	As of December 31,
Customer	Geographic Area(1)	2026	2025
U.S. federal government and agencies	United States	*	*
Customer C	Rest of world	54%	*
Customer D	Rest of world	*	28%
Customer E	Rest of World	10%	11%
Customer F	Rest of world	16%	50%
* Accounts receivable from these customers were less than 10% of total accounts receivable at the end of the period.
(1) Each customer whose accounts receivable balance individually represented 10% or more of the Company’s total accounts receivable relates to a unique country.
Revenue from categories of end customers for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
U.S. federal government and agencies	$21,293	$9,998	$41,888	$35,181
International governments	21,034	8,976	53,374	34,030
Commercial and other	517	644	1,672	2,150
Total revenue	$42,844	$19,618	$96,934	$71,361

Backlog
Backlog represents the future sales the Company expects to recognize on firm orders it receives and is equivalent to the Company’s remaining performance obligations at the end of each period. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. The Company's backlog excludes unexercised contract options. As of September 30, 2026, the Company had $355.0 million of backlog, which represents the transaction price of executed contracts less inception to date revenue recognized. The Company expects to recognize revenue relating to its backlog, a portion of which is recorded in deferred revenue in the unaudited condensed consolidated balance sheets, of $45.0 million, $64.3 million, and $245.7 million in the three months ending December 31, 2026, fiscal year 2027, and thereafter, respectively.

6. Contract Assets and Liabilities
The components of contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Contract assets - current:
Unbilled revenue	$26,982	$28,595
Total contract assets - current	$26,982	$28,595

Contract assets - long-term:
Other contract assets - long-term	382	680
Total contract assets - long-term(1)	$382	$680

Contract liabilities - current:
Deferred revenue - current	$17,718	$20,518
Total contract liabilities - current	$17,718	$20,518

Contract liabilities - long-term:
Deferred revenue - long-term	$—	$9,948
Other contract liabilities - long-term	281	555
Total contract liabilities - long-term(2)	$281	$10,503
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
Changes in short-term and long-term contract assets and contract liabilities for the nine months ended September 30, 2026 were as follows:

	Contract Assets	Contract Liabilities
	(in thousands)
Balance as of January 1, 2026	$29,275	$31,021
Billings or revenue recognized that was included in the beginning balance	(18,596)	(2,728)
Changes in contract assets or contract liabilities, net of reclassification to receivables	15,712	(9,721)
Cumulative catch-up adjustment arising from changes in estimates to complete during the period	1,271	(299)
Changes in costs to fulfill and amortization of commission costs	(298)	—
Changes in contract commission costs	—	(274)
Balance as of September 30, 2026	$27,364	$17,999

7. Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets were as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Receivable for insurance recoveries	$—	$7,603
Prepaid expenses	7,043	4,505
Other current assets	672	221
Total prepaid expenses and other current assets	$7,715	$12,329
See Note 17—“Commitments and Contingencies” for additional information on the legal proceedings settlement and the associated change in the receivable for insurance recoveries during the second quarter of 2026.

8. Property and Equipment - net
The following summarizes property and equipment - net as of:

	September 30,	December 31,
	2026	2025
	(in thousands)
Satellites	$176,493	$143,440
Software	51,120	46,245
Office furniture and fixtures	9,150	9,086
Software development in process	3,836	3,925
Production and engineering equipment	4,169	3,421
Site equipment	2,910	2,682
Computer equipment	2,046	1,705
Other equipment	1,116	999
	250,840	211,503
Less: accumulated depreciation	(146,945)	(132,466)
Property and equipment not yet placed in service	930	—
Property and equipment — net	$104,825	$79,037

9. Accounts Payable and Accrued Liabilities
The components of accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Accounts payable	$7,335	$2,340
Accrued payroll	7,649	6,163
Accrued capital expenditures	977	4,288
Accrued cost of goods sold and other expenses	2,642	2,154
Total accounts payable and accrued liabilities	$18,603	$14,945

10. Other Current Liabilities
The components of other current liabilities were as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Accrued interest	$3,857	$7,635
Contingent liabilities	—	7,495
Operating lease right-of-use liabilities	495	769
Other current liabilities	333	162
Total other current liabilities	$4,685	$16,061
See Note 17—“Commitments and Contingencies” for additional information on the legal proceedings settlement and relief of the associated contingent liabilities during the second quarter of 2026.

11. Debt and Other Financing
The carrying value of the Company’s outstanding debt consisted of the following amounts:

	September 30,	December 31,
	2026	2025
	(in thousands)
Current portion of long-term debt	$15,375	$7,971
Non-current portion of long-term debt	210,575	199,917
Total long-term debt	225,950	207,888
Unamortized debt issuance costs	(6,085)	(6,771)
Outstanding balance	$219,865	$201,117

	Effective Interest Rate	September 30,	December 31,
Name of Loan		2026	2025
		(in thousands)
Convertible Senior Notes	8.73%	$185,000	$185,000
Satellite launch vendor financing	6.94% - 11.62%	40,950	22,888
Total		$225,950	$207,888

Convertible Senior Notes
The Company issued $185.0 million aggregate principal amount of Convertible Senior Notes in a private offering during July 2025. The Convertible Senior Notes mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The following table summarizes the interest expense for the Convertible Senior Notes for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Coupon interest	$3,816	$2,926	$11,447	$2,926
Amortization of debt issuance costs	222	170	666	170
Total interest expense	$4,038	$3,096	$12,113	$3,096

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

Satellite Launch Vendor Financing
The Company has entered into vendor financing agreements to fund the costs of multiple satellite launches. The 2023 agreement provides for a $27.0 million borrowing commitment and payments accrue interest at 12.6% per annum. The 2025 agreement for additional multiple satellite launches provides for a total of $30.6 million and payments accrue interest at 9.50% per annum. The Company's third borrowing commitment for multiple satellite launches, entered into during August 2026, is for $30.6 million, with payments accruing interest at 9.12% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date.
The Company may prepay the agreements at any time until the maturity date without premium or penalty. The outstanding debt related to the vendor financing agreements is guaranteed by the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. During the nine months ended September 30, 2026, the Company incurred $24.3 million of additional debt and repaid $7.9 million of principal and interest related to the satellite launch vendor financing agreements.

Debt Maturities
Minimum required maturities under the Company’s loan agreements, excluding early redemption of the Convertible Senior Notes, are as follows:

For the years ending December 31,	(in thousands)
2026	$2,888
2027	16,650
2028	13,838
2029	7,574
2030	—
Thereafter	185,000
Total outstanding	$225,950

Fair Value of Debt
The following tables present the fair value hierarchy of the Company’s outstanding long-term debt as of September 30, 2026 and December 31, 2025:

September 30, 2026	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$217,736	$—	$—
Satellite launch vendor financing	—	—	40,914
	$217,736	$—	$40,914

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Convertible Senior Notes	$204,135	$—	$—
Satellite launch vendor financing	—	—	21,822
	$204,135	$—	$21,822
The fair value of the satellite launch vendor financing was estimated using Level 3 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements and credit rating.

Compliance with Debt Covenants
As of September 30, 2026, all debt instruments contain customary covenants and events of default. There are no covenants tied to financial metrics and the Company was in compliance with all non-financial covenants as of September 30, 2026.

12. Equity Warrants Classified as Derivative Liabilities
Warrant Valuation
Equity warrants that are classified as derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration and are included in derivative liabilities in the Company's unaudited condensed consolidated balance sheets. Any change in fair value between the respective reporting dates is recognized as an unrealized gain or loss in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 16—“Fair Value of Financial Instruments” for additional information about the change in fair value.
As of September 30, 2026 and December 31, 2025, the Company's derivative liabilities included only equity warrants and the Sponsor Shares. In September 2026, 1,977 thousand shares of public warrants and 1,040 thousand shares of private placement warrants issued in October 2019 expired. As a result, the Company's only outstanding equity warrants as of September 30, 2026 were 1,433 thousand shares of private placement warrants issued in March 2023. These March 2023 private placement warrants have an exercise price of $17.61 and an expiration date of September 8, 2028. The fair value of the March 2023 private placement warrants as of September 30, 2026 was $17.3 million. During the three and nine months ended September 30, 2026, the remeasurement of the March 2023 private placement warrants resulted in a gain in value of $14.4 million and a loss in value of $0.6 million, respectively.
In May 2026, holders exercised seven thousand of the March 2023 private placement warrants, resulting in proceeds of $123 thousand to the Company in exchange for shares of Class A common stock. The Company recognized a loss on derivatives of $129 thousand related to these exercised warrants during the nine months ended September 30, 2026.

The Company also has 221 thousand Class A common stock warrants outstanding that have an exercise price of $0.88 and expiration dates from June 27, 2028 to October 31, 2029. These warrants are equity classified and were included in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

13. Earnings (Loss) Per Share Of Common Stock
The Company computes earnings (loss) per share of common stock using the two-class method for participating securities. The dilutive effect of Convertible Senior Notes is calculated using the if-converted method and the dilutive effect of all other outstanding securities is calculated using the treasury stock method. The following table includes the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands except per share information)
Earnings (loss) available to common stockholders - basic	$18,515	$(15,340)	$(31,982)	$(69,392)
Gain on change in fair value of warrants	(14,383)	—	—	—
Earnings (loss) available to common stockholders - diluted	$4,132	$(15,340)	$(31,982)	$(69,392)

Shares used in the computation of basic earnings (loss) per share	40,735	35,194	38,454	32,843
Effect of dilutive securities on potential common shares:
Private placement warrants (exercisable for Class A common stock) treated as liability	398	—	—	—
Restricted stock units	1,160	—	—	—
Stock options and ESPP Shares	775	—	—	—
Common stock warrants (exercisable for Class A common stock) treated as equity	213	—	—	—
Shares used in the computation of diluted earnings (loss) per share	43,281	35,194	38,454	32,843

Basic earnings (loss) per share	$0.45	$(0.44)	$(0.83)	$(2.11)
Diluted earnings (loss) per share	$0.10	$(0.44)	$(0.83)	$(2.11)

The potentially dilutive securities listed below were not included in the calculation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026 (1)	2025	2026	2025
	(in thousands)
Convertible Senior Notes	6,539	6,539	6,539	6,539
Restricted stock units outstanding	37	2,808	2,837	2,808
Private placement warrants (exercisable for Class A common stock) treated as liability	—	2,480	1,433	2,480
Stock options and ESPP shares	—	1,853	1,674	1,853
Sponsor Shares	296	296	296	296
Common stock warrants (exercisable for Class A common stock) treated as equity	—	221	221	221
Public warrants (exercisable for Class A common stock) treated as liability	—	1,977	—	1,977
(1) For the three months ended September 30, 2026, the Convertible Senior Notes were excluded from the calculation of diluted earnings per share because the addition of interest expense to the numerator, relative to the addition of shares to the denominator, would have been anti-dilutive. The restricted stock units and Sponsor Shares were considered to be anti-dilutive because the repurchase of buy-back shares results in fewer potential common shares outstanding.

14. Stock-Based Compensation
During the three and nine months ended September 30, 2026 and 2025, the Company granted equity awards under the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$143	$40	$334	$112
Mission solutions costs, excluding depreciation and amortization	94	20	173	55
Advanced technology programs costs, excluding depreciation and amortization	58	112	212	311
Selling, general and administrative	4,410	3,482	12,403	9,527
Total stock-based compensation expense	$4,705	$3,654	$13,122	$10,005
The Company recorded stock-based compensation related to capitalized internal labor for software development activities and satellite work in process of $0.3 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts were included in property, plant, and equipment - net and satellite work in process in the unaudited condensed consolidated balance sheets.

15. Related Party Transactions
A summary of the Company’s related party transactions during the nine months ended September 30, 2026 and 2025 is presented below:

					Amount Due to Related Party as of
			Total Payments in the Nine Months Ended September 30,		September 30,	December 31,
	Nature of Relationship		2026	2025	2026	2025
Name		Description of the Transactions	(in thousands)
Ursa Space Systems	Strategic Partner	The Chairman of the Company’s board of directors, Will Porteous, is also an investor and member of the board of directors of Ursa Space Systems. The Company has a non-cancelable operational commitment with Ursa Space Systems.	$481	375	$11	$—
Thales Alenia Space	Shareholder	Design, development and manufacture of telescopes.	7,497	4,808	96	—
Seahawk	Subsidiary of Thales Alenia Space	In 2019, the Company raised and converted $18.4 million from prior debt into new, outstanding debt and issued 13.5 million warrants to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Seahawk.	—	28,101	—	—
Intelsat Jackson Holdings, S.A. ("Intelsat"), which is now part of SES	Former debt Issuer	In 2019, the Company entered into a term loan facility for $50.0 million and issued 20.2 million warrants to Intelsat to purchase Legacy BlackSky common stock. In July 2025, the Company repaid all debt outstanding and accrued interest to Intelsat.	N/A	76,391	N/A	N/A
The Company recorded revenue from related parties of $1.5 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $11.2 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had $1.5 million and $3.9 million, respectively, of contract assets with related parties. As of September 30, 2026, the amounts invoiced by the Company and due from related parties were not significant; as of December 31, 2025, the amounts invoiced by the Company and due from related parties were $9.6 million.
In July 2025, the Company repaid the term loan facility from related parties in its entirety plus accrued interest in the amount of $100.2 million. Prior to repaying the loans, interest accrued and was due semi-annually to Intelsat and Seahawk. The Company made interest payments of $2.7 million and $3.8 million during the three and nine months ended September 30, 2025, respectively. The Company did not make any interest payments to related parties during the three and nine months ended September 30, 2026.

16. Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy level of the valuation techniques and inputs that the Company utilized to determine such fair value:

September 30, 2026	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Private placement warrants - Issued March 2023	—	—	17,320
Sponsor Shares	—	—	2,161
	$—	$—	$19,481

December 31, 2025	Quoted Prices in Active Markets	Significant Other Observable Input	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities
Public warrants	$810	$—	$—
Private placement warrants - Issued October 2019	—	—	245
Private placement warrants - Issued March 2023	—	—	16,843
Sponsor Shares	—	—	2,750
	$810	$—	$19,838
The carrying values of the following financial instruments approximated their fair values as of September 30, 2026 and December 31, 2025 based on their short-term maturities: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, and other current liabilities.
There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2026 or 2025. On September 9, 2026, 1,040 thousand of the Company's private placement warrants issued in October 2019 expired and were no longer included in the Company's fair value hierarchy as of September 30, 2026. As a result of the warrant expirations, the fair value of the private placement warrants was re-measured to $0, and the change in fair value resulted in a gain of $1.0 million in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). The following is a summary of changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2026 and 2025:

	Sponsor Shares	Private placement warrants - Issued October 2019	Private placement warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2026	$2,750	$245	$16,843
Warrant exercises	—	—	(235)
(Gain) loss from changes in fair value	(589)	(245)	712
Balance as of September 30, 2026	$2,161	$—	$17,320

	Sponsor Shares	Private Placement Warrants - Issued October 2019	Private Placement Warrants - Issued March 2023
	(in thousands)
Balance as of January 1, 2025	$1,703	$713	$13,820
Warrant exercises	—	—	(10,961)
Loss from changes in fair value	1,852	198	16,791
Balance as of September 30, 2025	$3,555	$911	$19,650

17. Commitments and Contingencies
Leases
During the nine months ended September 30, 2026, the Company entered into a new operating lease for office space with a commencement date in June 2026 and an expiration date in May 2037. As a result, the Company recognized an operating lease right-of-use asset and a long-term operating lease liability of $2.4 million in its unaudited condensed consolidated balance sheets during the period.
The Company leases office space under several non-cancellable operating leases with varying lease expiration dates through 2037. Future minimum lease payments under non-cancellable office leases as of September 30, 2026 are as follows:

(in thousands)
For the years ending December 31,
2026	$417
2027	1,885
2028	1,872
2029	1,924
2030	1,979
Thereafter	11,078
Total lease payments	19,155
Less Imputed Interest	(8,782)
Present value of lease liabilities	$10,373

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

Other Commitments
During 2025, the Company entered into a commitment for non-refundable multi-launch and integration services as well as a commercial agreement with financing terms for these launches. The launch services agreement contains a minimum commitment that was satisfied as of September 30, 2026 by the Company's $23.0 million debt under the commercial agreement.
In August 2026, the Company entered into an additional commitment for non-refundable multi-launch and integration services that was accompanied by a commercial agreement with financing terms for multiple launches providing for $3.4 million to be paid upfront and $30.6 million that can be drawn down equally per launch and repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Under this new financing agreement, payments will accrue interest at 9.12% per annum and the Company may prepay at any time until the maturity date without premium or penalty. As of September 30, 2026, the minimum commitment associated with the multi-launch and integration services agreements was $8.5 million. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate. See Note 11—"Debt and Other Financing" for further detail on the satellite launch vendor financing.
The Company has entered into various operational commitments for the next several years totaling $22.6 million as of September 30, 2026.

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

Company Overview
Founded in 2014, BlackSky is a space technology company that delivers real-time imagery, analytics and high-frequency monitoring of the world’s most critical and strategic locations, economic assets, and events. By taking a software-first technology approach, we are delivering real time space-based intelligence at disruptive speed, scale and economics. BlackSky is trusted by many of the most demanding U.S. and international government agencies and commercial businesses around the world. We are defining a new category of space-based intelligence products and services centered upon real-time imagery and automated analytics, delivered through an easy-to-use interface that operates seamlessly with our high-revisit and low latency satellite constellation. Our purpose-built, secure artificial intelligence ("AI")-enabled space-to-ground architecture helps customers see, understand and anticipate change for a decisive strategic advantage. BlackSky can provide dynamic hourly monitoring over many of the most strategic locations on Earth up to 15 times per day from dawn to dusk.
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

Components of Operating Results
Revenue
Our revenue is generated by selling space-based intelligence & AI services, primarily through our BlackSky Spectra software platform, and by providing mission solutions and advanced technology programs to strategic customers on a project basis. Due to shifting geopolitical realities, international defense spending has grown faster than U.S. spending in recent periods, with a significant emphasis on development of national space capabilities. For the nine months ended September 30, 2026, revenue generated from international customers accounted for 56% of our total revenue, as opposed to 50% for the nine months ended September 30, 2025.
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
We generally structure our customer agreements as annual or multi-year subscription contracts. We offer pricing tiers that enable the customer to manage collection priorities. These options provide customers with flexibility to utilize our space-based intelligence and AI services in a manner that best suits their needs. For example, during critical events, customers may pay a premium to prioritize their monitoring and collection requirements, while at other times, customers can select lower priority collections to allow for more economical use of their overall subscription.
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
Mission solutions and advanced technology programs revenue contain estimates that may result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the unaudited condensed consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
Costs and Expenses
Our costs and expenses, which include stock-based compensation expense for those employees who support each category, are incurred from the following categories:
•Space-Based Intelligence & AI Services Costs: primarily include third-party data and imagery, ground station service payments, internal labor to support our ground stations and space operations, and compute/storage costs to facilitate our expanding AI/machine learnings ("ML") functionality. Costs are expensed as they are incurred except for incremental costs to obtain a contract, which are primarily sales commissions on contracts greater than one year, and are capitalized and amortized to selling, general, and administrative expenses on a systematic basis consistent with the transfer of goods and services and directly identifiable costs to fulfill a contract. Expense related to stock-based payments is classified in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based upon the classification of each employee's cash compensation.
•Mission Solutions Costs: primarily include the cost of direct materials to build and test specific, customized satellite and payload systems components, such as the communications system, payload demands, and sensor integration, as well as internal labor for design and engineering. These costs are incurred in support of long-term development contracts.
•Advanced Technology Programs Costs: primarily include the costs of internal labor and external subcontract labor for our customer-centric software service solutions.
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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Effective January 1, 2025, we reclassified our captions on the unaudited condensed consolidated statements of operations and comprehensive income (loss) to better align with our increasing portfolio of mission solutions product offerings and advanced technology program service offerings. Revenue and costs that were previously classified as imagery & software analytical services are now classified as space-based intelligence & AI services. Professional & engineering services are now either classified as mission solutions if they are related to our product offerings or advanced technology programs if they are related to our service offerings. As a result, for the three and nine months ended September 30, 2025, the amounts presented have been reclassified to conform to the current presentation for the three and nine months ended September 30, 2026.
The following table provides the components of results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Revenue
Space-based intelligence & AI services	$32,740	$15,782	$16,958	107.5%	$73,766	$50,593	$23,173	45.8%
Mission solutions	4,725	859	3,866	450.1%	11,845	11,752	93	0.8%
Advanced technology programs	5,379	2,977	2,402	80.7%	11,323	9,016	2,307	25.6%
Total revenue	42,844	19,618	23,226	118.4%	96,934	71,361	25,573	35.8%
Costs and expenses
Space-based intelligence & AI services costs, excluding depreciation and amortization	4,941	4,329	612	14.1%	15,260	11,607	3,653	31.5%
Mission solutions costs, excluding depreciation and amortization	1,341	228	1,113	488.2%	4,158	7,459	(3,301)	(44.3)%
Advanced technology programs costs, excluding depreciation and amortization	2,796	2,258	538	23.8%	6,041	6,596	(555)	(8.4)%
Selling, general and administrative	25,393	21,735	3,658	16.8%	71,733	65,844	5,889	8.9%
Research and development	460	30	430	NM	921	292	629	215.4%
Depreciation and amortization	7,508	7,864	(356)	(4.5)%	24,752	22,308	2,444	11.0%
Operating income (loss)	405	(16,826)	17,231	102.4%	(25,931)	(42,745)	16,814	39.3%
Gain (loss) on derivatives	19,690	8,386	11,304	134.8%	956	(14,148)	15,104	106.8%
Loss on debt extinguishment	—	(4,140)	4,140	100.0%	—	(4,140)	4,140	100.0%
Interest income	2,052	1,324	728	55.0%	4,424	2,574	1,850	71.9%
Interest expense	(3,622)	(4,037)	415	10.3%	(11,419)	(10,889)	(530)	(4.9)%
Other (expense) income, net	(10)	(8)	(2)	(25.0)%	(12)	60	(72)	(120.0)%
Income (loss) before income taxes	18,515	(15,301)	33,816	221.0%	(31,982)	(69,288)	37,306	53.8%
Income tax expense	—	(39)	39	100.0%	—	(104)	104	100.0%
Net income (loss)	$18,515	$(15,340)	$33,855	220.7%	$(31,982)	$(69,392)	$37,410	53.9%
• NM - Fluctuation in terms of percentage change is not meaningful.

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services	$32,740	$15,782	$16,958	107.5%	$73,766	$50,593	$23,173	45.8%
% of total revenue	76.4%	80.4%			76.1%	70.9%

Mission solutions	4,725	859	3,866	450.1%	11,845	11,752	93	0.8%
% of total revenue	11.0%	4.4%			12.2%	16.5%

Advanced technology programs	5,379	2,977	2,402	80.7%	11,323	9,016	2,307	25.6%
% of total revenue	12.6%	15.2%			11.7%	12.6%

Total revenue	$42,844	$19,618	$23,226	118.4%	$96,934	$71,361	$25,573	35.8%

Space-Based Intelligence and AI Services Revenue
Space-based intelligence & AI services revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily from new assured contracts with existing customers in the second quarter of 2026 for increased space-based tactical intelligence, surveillance, and reconnaissance capabilities. The three months ended September 30, 2026 also included a new assured contract from an existing customer.

Mission Solutions Revenue
Mission solutions revenue increased for the three months ended September 30, 2026, as compared to the same period in 2025, primarily attributable to an increase in the rate of performance on two existing mission solutions contracts.
Mission solutions revenue was relatively flat for the nine months ended September 30, 2026, as compared to the same period in 2025. For the nine months ended September 30, 2026, there was an increase in mission solutions revenue that included $9.5 million generated from two existing mission solutions programs, primarily attributable to an increase of $5.5 million in the rate of performance in addition to gross favorable estimate-at-completion adjustments of $4.1 million. The favorable adjustments primarily resulted from reductions in the estimated total costs at completion on two mission solutions programs as program risks were retired. Mission solutions revenue contains estimates that can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. For the impacts of changes in estimates on our contracts, see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the unaudited condensed consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. These increases were mostly offset by a $9.3 million decrease in revenue related to one-time work in process costs recognized in the first quarter of 2025 on a customized Earth observation satellite for a then-new customer, which did not recur in 2026.
Advanced Technology Programs Revenue
Advanced technology programs revenue increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, largely due to revenue generated from two new contracts from the United States government to accelerate the development of AROS and advanced next generation capabilities. Additionally, advanced technology programs revenue for the three and nine months ended September 30, 2026 included an unfavorable estimate-at-completion adjustment recorded in the third quarter of 2026 for $1.5 million on a customer contract. The unfavorable adjustment resulted from a contract modification during the period.

Costs and Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Space-based intelligence & AI services costs, excluding depreciation and amortization	$4,941	$4,329	$612	14.1%	$15,260	$11,607	$3,653	31.5%
Mission solutions costs, excluding depreciation and amortization	1,341	228	1,113	488.2%	4,158	7,459	(3,301)	(44.3)%
Advanced technology programs costs, excluding depreciation and amortization	2,796	2,258	538	23.8%	6,041	6,596	(555)	(8.4)%
Total costs	$9,078	$6,815	$2,263	33.2%	$25,459	$25,662	$(203)	(0.8)%

Space-Based Intelligence and AI Service Costs
Space-based intelligence & AI services costs, excluding depreciation and amortization, increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily caused by increased labor fulfillment costs on new and existing long-term contracts driven by an increase in demand of space-based intelligence and AI services.

Mission Solutions Costs
Mission solutions costs, excluding depreciation and amortization, increased for the three months ended September 30, 2026 as compared to the same period in 2025, reflecting an increase in the rate of performance on two mission solutions programs, both of which began in the fourth quarter of 2025. Mission solutions costs, excluding depreciation and amortization, decreased for the nine months ended September 30, 2026 as compared to the same period in 2025, largely due to the impact of incurred work in process costs under a satellite procurement contract in the first quarter of 2025.

Advanced Technology Programs Costs
Advanced technology programs costs, excluding depreciation and amortization, increased for the three months ended September 30, 2026, as compared to the same period in 2025, mainly due to an increase in third-party costs incurred on a contract to accelerate the development of next generation space systems. Advanced technology programs costs, excluding depreciation and amortization, decreased for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in direct labor fulfillment costs driven by the timing of services performed on a number of new and existing contracts.

Selling, General, and Administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Salaries and benefit costs	$12,727	$10,688	$2,039	19.1%	$36,005	$34,203	$1,802	5.3%
Stock-based compensation expense	4,410	3,482	928	26.7%	12,403	9,527	2,876	30.2%
Information technology and other administrative expenses	3,514	3,485	29	0.8%	9,373	8,975	398	4.4%
Professional fees	1,746	1,478	268	18.1%	4,652	5,038	(386)	(7.7)%
Selling and marketing	1,386	1,047	339	32.4%	4,700	3,349	1,351	40.3%
Product development costs	603	575	28	4.9%	1,505	1,589	(84)	(5.3)%
Rent expense	517	499	18	3.6%	1,625	1,621	4	0.2%
Insurance	490	481	9	1.9%	1,470	1,542	(72)	(4.7)%
Selling, general and administrative	$25,393	$21,735	$3,658	16.8%	$71,733	$65,844	$5,889	8.9%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to an increase in salaries and benefit costs related to an increase in headcount within our engineering team. Stock-based compensation expense increased as a result of an increase in the average stock price at the time of the grant of new stock awards in 2026. In addition, selling and marketing expenses increased due to our increased utilization of sales consultants as we continue to invest in international sales initiatives.
The following is our forecast for total restricted stock units ("RSUs") non-cash stock-based compensation expense as of September 30, 2026, which, in addition to the amounts recognized in selling, general, and administrative expenses, this includes the portion that will be capitalized or classified in space-based intelligence & AI services, mission solutions, or advanced technology programs costs:

(in thousands)
For the years ending December 31,
2026	$4,833
2027	17,768
2028	13,608
2029	8,114
2030	809
$45,132

Research and Development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Research and development	$460	$30	$430	NM	$921	$292	$629	215.4%
• NM - Fluctuation in terms of percentage change is not meaningful.

Research and development expenses increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, due to increased investments in our AI capabilities and next-generation AROS multi-spectral, large-area collection system.

Depreciation and Amortization

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Depreciation of satellites	$3,767	$3,940	$(173)	(4.4)%	$11,864	$11,141	$723	6.5%
Depreciation of all other property and equipment	3,741	3,724	17	0.5%	11,966	10,580	1,386	13.1%
Amortization	—	200	(200)	(100.0)%	922	587	335	57.1%
Depreciation and amortization	$7,508	$7,864	$(356)	(4.5)%	$24,752	$22,308	$2,444	11.0%
Depreciation expense from satellites decreased for the three months ended September 30, 2026, as compared to the same period in 2025, since 2025 depreciation expense included both Gen-2 and Gen-3 satellites, whereas depreciation expense in the third quarter of 2026 only included Gen-3 satellites; our Gen-2 satellites became fully depreciated during the first quarter of 2026. Depreciation expense from satellites increased for the nine months ended September 30, 2026, as compared to the same period in 2025, as a result of the launch of our Gen-3 satellites throughout 2025 and 2026; this increase in depreciation expense was partially offset by the decline in depreciation expense on our Gen-2 satellites, the last of which became fully depreciated in the first quarter of 2026.
Depreciation expense from all other property and equipment was relatively flat for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, as compared to the same periods in 2025. The increase for the nine months ended September 30, 2026 was primarily driven by software that was deployed in the first half of 2025 in conjunction with the launch of the first two satellites in our Gen-3 constellation. We continue to invest in our BlackSky Spectra software platform, features for our Gen-3 constellation, and internal infrastructure.
Amortization expense decreased for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, as compared to the same periods in 2025, due to the change in the estimated useful life of an intangible asset during the fourth quarter of 2025; this asset was fully amortized as of the end of the second quarter of 2026.

Non-Operating Expenses

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(dollars in thousands)
Gain (loss) on derivatives	$19,690	$8,386	$11,304	134.8%	$956	$(14,148)	$15,104	106.8%
Loss on debt extinguishment	—	(4,140)	4,140	100.0%	—	(4,140)	4,140	100.0%
Interest income	2,052	1,324	728	55.0%	4,424	2,574	1,850	71.9%
Interest expense	(3,622)	(4,037)	415	10.3%	(11,419)	(10,889)	(530)	(4.9)%
Other (expense) income, net	(10)	(8)	(2)	(25.0)%	(12)	60	(72)	(120.0)%

Gain (loss) on derivatives
Our common stock price significantly drives fluctuations in our equity warrants and other equity instruments that we classify as derivative liabilities in our unaudited condensed consolidated balance sheets and measure at fair value. Fluctuations to these instruments are related to changes in our common stock price, the volatility of the markets, and the duration of the equity warrants.
Outstanding derivative liabilities are re-measured to fair value at each reporting date. The gains or losses recognized in the applicable period are non-cash fair value adjustments. These re-measurements of derivative liabilities generated a gain for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, but a loss for the nine months ended September 30, 2025.
In September 2026, 1,040 thousand of the Company's private placement warrants issued in October 2019 expired. As a result of the warrant expirations, the fair value of the private placement warrants was re-measured to $0 and the change in fair value was recognized as a gain in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
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
Interest income
Interest income increased during the three and nine months ended September 30, 2026 as a result of higher short-term investment balances during the period as compared to the same periods in 2025.
Interest expense
Interest expense decreased during the three months ended September 30, 2026, as compared to the same period in 2025, due to a lower rate on our debt outstanding. Our loans from related parties, which were fully repaid in July 2025 had a stated interest rate of 12%, while our Convertible Senior Notes carry a stated interest rate of 8.25%. Interest expense increased during the nine months ended September 30, 2026, as compared to the same period in 2025, because our outstanding debt increased from $202.1 million as of September 30, 2025 to $226.0 million as of September 30, 2026.

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
Adjusted EBITDA is presented as a supplemental measure to our GAAP measures of performance. When evaluating Adjusted EBITDA, you should be aware that we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Furthermore, our computation of Adjusted EBITDA may not be directly comparable to similarly titled measures computed by other companies, as the nature of the adjustments that other companies may include or exclude when calculating Adjusted EBITDA may differ from the adjustments reflected in our measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation, nor should this measure be viewed as a substitute for the most directly comparable GAAP measure, which is net income (loss). We compensate for the limitations of non-GAAP measures by relying primarily on our GAAP results. You should review the reconciliation of our net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate our performance.

The table below reconciles our net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$18,515	$(15,340)	$(31,982)	$(69,392)
Interest income	(2,052)	(1,324)	(4,424)	(2,574)
Interest expense	3,622	4,037	11,419	10,889
Income tax expense	—	39	—	104
Depreciation and amortization	7,508	7,864	24,752	22,308
(Gain) loss on derivatives	(19,690)	(8,386)	(956)	14,148
Stock-based compensation expense	4,705	3,654	13,122	10,005
Non-recurring transaction costs	92	224	109	1,255
Severance	71	77	323	409
Litigation, settlements, and related costs	2	485	52	700
Loss on debt extinguishment	—	4,140	—	4,140
Impairment and asset disposals	—	46	—	90
Adjusted EBITDA	$12,773	$(4,484)	$12,415	$(7,918)

Liquidity and Capital Resources
As of September 30, 2026, our existing sources of liquidity included cash and cash equivalents and short-term investments. Our cash and cash equivalents excluding restricted cash totaled $27.4 million and $42.4 million as of September 30, 2026 and December 31, 2025, respectively, and our short-term investments totaled $185.4 million and $82.0 million as of September 30, 2026 and December 31, 2025, respectively. We have incurred year to date losses and generated negative cash flows from operations since our inception in September 2014. As of September 30, 2026, we had an accumulated deficit of $758.4 million.
Our short-term liquidity as of September 30, 2026 was comprised of the following:

(in thousands)
Cash and cash equivalents	$27,419
Restricted cash	18,327
Short-term investments(1)	185,370
$231,116
(1) Short-term investments were included in cash flows from investing activities in the unaudited condensed consolidated statements of cash flows.

Our short-term liquidity as of September 30, 2026 was $231.1 million. We expect cash and cash equivalents, short-term investments, and cash generated from operating activities to be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. Our future long-term capital requirements will depend on many factors, including our Gen-3 satellite and mission solutions production needs, launch and insurance costs, our growth rate, customer demand for capacity, the timing and extent of spending to support solution development efforts, our ongoing investments in technology infrastructure, and the continuing market acceptance of our products and services.
In July 2025, we issued $185.0 million aggregate principal amount of Convertible Senior Notes in a private offering. The Convertible Senior Notes will mature on August 1, 2033 unless earlier converted, redeemed or repurchased. The Convertible Senior Notes bear interest at a rate of 8.25% per year, payable semiannually in arrears on February 1 and August 1 of each year.

We have entered into vendor financing agreements for $88.2 million to fund the costs of multiple satellite launches. Our November 2023 agreement provides for a $27.0 million borrowing commitment and payments accrue interest at 12.6% per annum. Our November 2025 agreement is for a $30.6 million borrowing commitment and payments accrue interest at 9.50% per annum. Our third borrowing commitment, entered into during August 2026, is for $30.6 million, with payments accruing interest at 9.12% per annum. A portion of the vendor financing agreements can be drawn down equally per satellite launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Interest begins to accrue on each launch date. During the nine months ended September 30, 2026, we incurred $24.3 million of additional debt related to these satellite launch vendor financing agreements. As of September 30, 2026, we had $38.3 million of additional vendor financing available to us for future launches. For additional information regarding our Convertible Senior Notes and vendor financing agreements, see Note 11 – “Debt and Other Financing” of the notes to the unaudited condensed consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.
In December 2025, we entered into an ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the “2025 ATM Agreement”), under which we could offer and sell from time to time up to $100.0 million of shares of our Class A common stock in negotiated transactions or transactions that were deemed to be an ATM offering. We fully exhausted the 2025 ATM Agreement in the second quarter of 2026, resulting in net proceeds of $97.0 million during the nine months ended September 30, 2026; we terminated the 2025 ATM Agreement in May 2026.
On May 22, 2026, we entered into a new ATM sales agreement with Deutsche Bank Securities Inc. and Craig-Hallum Capital Group LLC as our sales agents (the “2026 ATM Agreement”), under which we may offer and sell from time to time up to $250.0 million of shares of our Class A common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the nine months ended September 30, 2026, we issued and sold shares of our Class A common stock under our 2026 ATM Agreement, resulting in net proceeds of $63.1 million.
As of September 30, 2026 and December 31, 2025, we had recorded $27.0 million and $28.6 million of current contract assets, respectively. We expect to continue billing for and receiving payments on our contract assets over the next 12 months as interim milestones on a few major customer contracts are met. The timing of customer billing and payment varies from contract to contract and we may continue to generate additional contract assets in 2026 and beyond as we enter into new contracts.
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

Short-Term Liquidity Requirements
As of September 30, 2026, our current assets were $297.1 million, consisting primarily of short-term investments, cash and cash equivalents, contract assets, and accounts receivable. Our current assets also include $18.3 million of restricted cash, of which $17.9 million was held primarily in term deposits that served as compensating balances for letters of credit required under contracts with certain customers.
As of September 30, 2026, our current liabilities were $56.4 million, consisting primarily of accounts payable and accrued liabilities, contract liabilities, and the current portion of our long-term debt. Accordingly, we have sufficient cash and working capital to fund our short-term liquidity requirements.

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

Cash Flow Analysis
The following table provides a summary of cash flow data for the nine months ended September 30, 2026 and 2025. Our short-term liquidity at September 30, 2026 was $231.1 million. Short-term investments of $185.4 million are not classified as cash, cash equivalents, or restricted cash.

	Nine Months Ended September 30,		$
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(2,325)	$(18,992)	$16,667
Net cash used in investing activities	(147,197)	(110,410)	(36,787)
Net cash provided by financing activities	151,720	144,942	6,778
Net increase in cash, cash equivalents, and restricted cash	2,198	15,540	(13,342)
Cash, cash equivalents, and restricted cash – beginning of year	43,548	14,378	29,170
Cash, cash equivalents, and restricted cash – end of period	$45,746	$29,918	$15,828

Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $2.3 million, which is a decrease as compared to the same period in 2025. Net cash used in operating activities for the nine months ended September 30, 2025 included $29.1 million of paid in kind interest associated with our related party notes that we repaid utilizing the proceeds from our Convertible Notes issued in July 2025. See "Financing activities" below for further detail on the remainder of the cash inflows and outflows related to our debt transactions during the nine months ended September 30, 2025. The decrease in net cash used in operating activities was also impacted by an increase in operating income, adjusted for depreciation, amortization, stock-based compensation expense, (gain) loss on derivatives, and other non-cash items, due to an increase in revenue, which was offset by a decrease in cash provided by working capital. The decrease in cash provided by working capital was related to the 2025 receipt of a cash payment for capacity for future purchase orders and recorded it as deferred revenue in our unaudited condensed consolidated balance sheets; this decrease in cash inflows year over year related to deferred revenue was partially offset by an increase in cash collected from interim milestone billings on a few major customer contracts during the nine months ended September 30, 2026.

Investing Activities
The change in net cash used in investing activities was primarily due to increased net purchases of short-term investments in government securities of $100.7 million during the nine months ended September 30, 2026 as compared to $76.5 million of net purchases during the nine months ended September 30, 2025.

We continue to have significant cash outflows for satellite procurement and launch-related services. We also incur labor costs for internally developed capitalized software as we add innovative new services and tools to our BlackSky Spectra software platform and our corporate business and operational systems. The total amount paid for capital expenditures increased during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to an increase in cash paid to procure direct materials as well as to build and launch our Gen-3 satellites. We expect cash outflows for satellite production to increase as we continue to build out our satellite constellation.

Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $151.7 million, which is an increase as compared to the same period in 2025. The increase was primarily related to the receipt of $160.0 million in net cash proceeds from our equity issuances during the nine months ended September 30, 2026 as compared to $40.8 million in net proceeds during the nine months ended September 30, 2025. Our equity issuances during the nine months ended September 30, 2026 consisted of the sale of 4.2 million shares of our Class A common stock under the 2026 and 2025 ATM Agreements, which resulted in $165.0 million in gross proceeds. In comparison, for the nine months ended September 30, 2025, we sold 3.7 million shares of our Class A common stock under our 2022 ATM Agreement, which resulted in $42.5 million in gross proceeds. The increase in gross proceeds was the result of an increase in our average stock price during the nine months ended September 30, 2026 as compared to the same period in 2025.
Net cash provided by financing activities for the nine months ended September 30, 2025 also included the receipt of $185.0 million in proceeds from the issuance of our Convertible Notes in July 2025, which was partially offset by debt repayments of $110.3 million and $7.3 million of debt issuance costs. The debt repayments included $81.2 million of principal and accrued interest as well as paid in kind interest of $29.1 million, which is included in net cash used in operating activities.

Contractual Obligations and Commitments
During 2025, we entered into a commitment for non-refundable multi-launch and integration services as well as a commercial agreement with financing terms for these launches. The launch services agreement contains a minimum commitment that was satisfied as of September 30, 2026 by $23.0 million of debt incurred under the commercial agreement.
In August 2026, we entered into an additional commitment for non-refundable multi-launch and integration services. We also entered into a commercial agreement with financing terms for multiple launches providing for $3.4 million to be paid upfront, and for $30.6 million, of which a portion will be drawn down equally per launch and will be repaid quarterly on a pro-rata basis across a three-year period after each successful launch milestone. Payments will accrue interest at 9.12% per annum. The Company may prepay at any time until the maturity date without premium or penalty. As of September 30, 2026, the minimum commitment associated with the multi-launch and integration services agreements was $8.5 million. Under certain circumstances, a default interest rate will apply on all outstanding and payable obligations during the existence of an event of default under the Loan Agreement at 18.9% per annum above the applicable interest rate.
See Note 11—"Debt and Other Financing" of the notes to the unaudited condensed consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for further detail on the satellite launch vendor financing.

In addition to the above, we have entered into various operational commitments for the next several years totaling $22.6 million as of September 30, 2026.

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
Classification of Revenue
We classify revenue as space-based intelligence & AI services, mission solutions, and advanced technology programs in our unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the predominant attributes of the performance obligations.
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
Determination of when Performance Obligations are Satisfied
Space-based intelligence & AI services revenue is recognized over the subscription period based on the promise to continuously provide contractual satellite capacity for tasked imagery or software analytical services at the discretion of the customer. Mission solutions revenue is primarily recognized from firm-fixed price long-term customized satellites and ground station contracts. Advanced technology programs revenue is primarily generated from cost-plus, time and materials basis, and firm-fixed price service solutions contracts.
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

Private Placement Warrants and Sponsor Shares
We have classified the private placement warrants issued in March 2023 and the Osprey pre-merger Class B common shares that were exchanged for shares of our Class A common stock (the "Sponsor Shares") as long-term liabilities in our unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Sponsor Shares were initially recorded at fair value on the date of the Merger, whereas the private placement warrants issued in March 2023 were recorded at fair value on the date of issuance. The private placement warrants were recorded at fair value using a Black-Scholes option pricing model and the Sponsor Shares were recorded at fair value using a Monte Carlo simulation model. These liabilities are re-measured to fair value at each subsequent reporting date and immediately prior to each warrant exercise date. The remeasurements are recorded to gain (loss) on derivatives in our unaudited condensed consolidated statements of operations and comprehensive income (loss). We will continue to adjust the liability for changes in fair value until the financial instruments are exercised, redeemed, cancelled or released.
The fair value models require inputs including, but not limited to, the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using U.S. Treasury rates for the same period as the expected terms of the financial instruments. The dividend yield assumption is based on the dividends expected to be paid over the expected life of the financial instruments. As of September 2026, expected stock volatility is based on the implied volatility of our Class A common stock options and our Class A common stock historical volatility. Prior volatility estimates were based on our public warrant historical volatility; the public warrants expired September 9, 2026. Changes in any of these assumptions can materially affect the estimate of the fair value of these instruments and ultimately the change in fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of reasonably ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2024, a putative class action relating to the Merger was filed in the Delaware Court of Chancery. The action was captioned Cheriyala v. Osprey Sponsor II, LLC (“Cheriyala”) (Del. Ch. 2024). The Cheriyala complaint asserted breach of fiduciary duty claims against the Osprey Board, the former officers of Osprey, and the Sponsor; aiding and abetting breach of fiduciary duty claims against Legacy BlackSky and certain directors and officers of Legacy BlackSky; and unjust enrichment claims against the Sponsor and an Osprey director. The Cheriyala complaint alleged the Sponsor and Osprey Board faced conflicts of interests with respect to the Merger, caused Osprey to pay an unfair price to acquire Legacy BlackSky, and made false or misleading disclosure of facts in the Merger Proxy. The Cheriyala complaint further alleged that Legacy BlackSky and certain of its directors and officers prepared misleading projections that did not accurately reflect Legacy BlackSky’s financial prospects, which aided and abetted the Sponsor’s and Osprey Board’s dissemination of misleading information in the Merger Proxy. The Cheriyala complaint sought, among other things, damages and attorneys’ fees and costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

November 5, 2026	BlackSky Technology Inc.

By: /s/ Brian E. O’Toole
Brian E. O'Toole
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Henry Dubois
Henry Dubois
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)